Form 10-Q
period 1995-09-30
GOLDEN TRIANGLE ROYALTY & OIL INC
filed 1995-11-14
CIK 42284

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarter Ended September 30, 1995

                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to             .


                    Commission File No. 0-8301


          GOLDEN TRIANGLE ROYALTY & OIL, INC.
      (Exact Name of Registrant as Specified in its Charter)


      State of Colorado                            25-1302097
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification #)


                     8504 Sonoma Valley N.E.
                      Albuquerque, NM  87122
             (Address of Principal Executive Offices)


Registrant's Telephone Number Including Area Code: (505) 856-5075


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         3,832,931 Shares, Common Stock, $.001 Par Value
   Number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1995

                PART I. -- FINANCIAL INFORMATION

   REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Golden Triangle Royalty & Oil, Inc.
Cisco, Texas

We have reviewed the accompanying balance sheet of Golden Triangle
Royalty & Oil, Inc. and consolidated subsidiaries as of September 30, 1995, and the related consolidated statements of operations for the three and nine month periods ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 21, 1995, we expressed an unqualified opinion on those. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



 ROBERT EARLY & COMPANY  (Signature)
Robert Early & Company, P.C.
Abilene, Texas

November 11, 1995

BALANCE SHEET
        The following table sets for the balances sheets for the periods indicated.

                   GOLDEN TRIANGLE ROYALTY & OIL, INC.
                       CONSOLIDATED BALANCE SHEETS

                                             September 30        December 31
                                                  1995               1994
                                               (Unaudited)
                                  ASSETS
CURRENT ASSETS
   Cash                                     $      33,427      $     236,235
   Accounts receivable-trade                      748,693            600,505
   Accounts receivable-other                       73,231            150,629
   Accounts receivable-related parties             62,874                 -
   Marketable securities at lower
    of cost or market                               5,003             10,644
   Prepaid expenses                                50,000             50,000
      Total Current Assets                        973,228          1,048,013

PROPERTY AND EQUIPMENT
   Land                                           535,956            118,958
   Oil and gas properties (full
    cost method)                                2,774,002          2,791,836
   Production equipment                         1,740,667            863,197
   Well leasehold and water rights                215,000            200,000
   Furniture and equipment                         47,519            210,534
   Equipment under capital lease                       -              20,082
   Accumulated depreciation, depletion
    and amortization                             (954,929)          (929,381)
      Net Property and Equipment                4,358,215          3,275,226

OTHER ASSETS
   Cash - restricted                                3,140              5,156
   Investment in subsidiary                        85,021             84,262
   Prepaid expenses                                12,500             50,000
   Deferred tax assets                            379,637            491,118
   Other                                           19,280             30,890
      Total Other Assets                          499,578            661,426
TOTAL ASSETS                                $   5,831,021      $   4,984,665

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                         $      54,849      $      26,734
   Accrued payroll, taxes and other                10,560             15,281
   Amounts due to related parties                      -              16,997
   Accrued income taxes                            39,243             21,400
   Deferred income taxes - current                 56,808             22,247
   Capital lease liability-current                     -               7,413
      Total Current Liabilities                   161,460            110,072

   Capital lease liability (net of
    current portion)                                   -               5,791
   Deferred income taxes - non-current             10,563              7,075

SHAREHOLDERS' EQUITY
   Common stock, $.001 par value
    (100,000,000 shares authorized;
    3,832,931 outstanding)                          3,833              3,833
   Additional paid-in capital                   7,102,180          6,923,200
   Stock subscribed (90,600 shares)                    91                 -
   Accumulated deficit                         (1,417,377)        (2,065,306)
   Treasury stock (14,098)                        (29,729)                -
      Total Shareholders' Equity                5,658,998          4,861,727
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                  $   5,831,021      $   4,984,665

RESULTS OF OPERATIONS
        The following table sets forth the results of operations for the periods indicated in detail.
                   GOLDEN TRIANGLE ROYALTY & OIL, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                Periods ended September 30, 1995 and 1994
                               (Unaudited)

                                            Three Months            Six Months
                                        1995         1994       1995         1994
OPERATING REVENUES
 Oil and gas production              $  49,491     $ 62,482  $  165,416  $   171,399
 Disposal & service fees               430,270      513,346   1,260,838    1,483,959
 Rental income                         267,689           -      540,522           -
 Miscellaneous                             268          625       1,091        2,566
   Total Operating Revenues            747,718      576,453   1,967,867    1,657,924

COST OF REVENUES
 Australian marketing costs             11,957       25,069      53,145       49,674
 Production expenses and taxes           1,446        2,036       4,593        7,709
 Contract services                      27,911       65,000      61,167      204,416
 Direct materials and supplies          39,048      102,647     122,292      273,682
 Lease costs                            16,071        6,183      50,400       49,642
 Utilities                               5,843        8,102      32,989       29,578
   Total Costs of Revenues             102,276      209,037     324,586      614,701
GROSS PROFIT                           645,442      367,416   1,643,281    1,043,223

OPERATING EXPENSES
 Depreciation, depletion and
  amortization                          72,497       42,173     180,467      126,657
 Ranch operations                        3,151           -       53,339           -
 Personnel costs                        69,116      130,523     210,572      192,711
 Management fees                            -        97,469          -       318,819
 Advertising/public relations           27,810       77,301     119,078      237,822
 Repairs and maintenance                14,818       11,508      77,787       25,067
 Professional fees                      11,159       10,378      52,057       46,670
 Rent                                    4,300        4,732      20,950       14,100
 Taxes                                   7,858        5,829      25,211       19,107
 Other expenses                         19,479       17,392      82,098       78,570
   Total Operating Expenses            230,188      397,305     821,559    1,059,523

INCOME/(LOSS) FROM OPERATIONS          415,254      (29,889)    821,722      (16,300)

OTHER INCOME/(EXPENSES)
 Interest and dividend income               50          699         327        3,023
 Equity in subsidiary's (loss)          (1,159)          -       (9,368)          -
 Interest expense                       (4,555)         (82)    (14,378)         (82)
 Transfer fees                           9,155        3,610      15,905       13,395
 Unrealized gains/(losses) on
  marketable securities                 (1,437)      14,209      (5,438)       1,257
 Gain/(loss) on sale of assets          43,390      (14,883)     43,390      (31,014)

INCOME/(LOSS) BEFORE INCOME
 TAXES                                 460,698      (26,336)    852,160      (29,721)

 Australian income taxes                 3,641        3,784      15,457       11,791
 Income taxes-federal & state           61,075       61,064     188,774       61,064
 Deferred income taxes                      -            -           -            -

NET INCOME/(LOSS)                    $ 395,982     $(91,184)   $647,929   $ (102,576)

INCOME/(LOSS) PER SHARE              $    0.10     $  (0.04)   $   0.17   $    (0.05)
Weighted Average Shares
 Outstanding                         3,832,931    2,061,021   3,832,931    1,899,697

CASH FLOWS
        THE FOLLOWING TABLE SETS FORTH THE CASH FLOWS FOR THE PERIOD
        INDICATED.
                   GOLDEN TRIANGLE ROYALTY & OIL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                 Six Months Ended September 30
                                                        1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income/(loss)                                 $  647,929     $ (102,576)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation, depletion and amortization             217,965        250,684
   Unrealized losses/(gains) on marketable
    securities                                            5,438         (1,257)
   Loss/(gain) on sale of assets                        (43,390)        31,014
   Equity in subsidiary's loss                            9,368             -
   (Increase)/decrease in restricted cash                 2,016         12,162
   (Increase)/decrease in accounts receivable           (70,790)      (180,224)
   (Increase)/decrease in amounts due related
    parties                                             (79,872)      (224,816)
   (Increase)/decrease in supplies inventory             10,271            547
   Increase/(decrease) in accounts payable               23,394         (5,054)
   Increase/(decrease) in accrued expenses              167,373         74,923

NET CASH PROVIDED/(USED) BY OPERATING
   ACTIVITIES                                           889,702       (144,597)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                (1,095,224)      (423,693)
   Purchase of securities                                    -         (38,262)
   Investment in unconsolidated subsidiaries            (10,127)            -
   Purchase of treasury stock                            (6,725)            -
   Proceeds from sale of assets                          17,770         57,353

NET CASH (USED) BY INVESTING ACTIVITIES              (1,094,306)      (404,602)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing stock                               -         339,181
   Proceeds from short swing profits                     15,000             -
   Repayment of capital lease liability                 (13,204)            -

NET CASH PROVIDED/(USED) BY FINANCING
    ACTIVITIES                                            1,796        339,181

   NET INCREASE/(DECREASE) IN CASH                     (202,808)      (210,018)

CASH AT BEGINNING OF YEAR                               236,235        466,955

   CASH AT END OF PERIOD                            $    33,427     $  256,937


Supplemental Disclosures - Non-cash Investing and Financing Transactions

   Cash paid for interest                       $        14,378     $       82
   Cash paid for income taxes                            18,226         19,217

   Note receivable taken for sale of land       $        45,000     $       -
   Stock issued for non-producing royalties                  -         200,419
   Stock issued for director fees                            -          50,000
   Stock subscribed for salt water disposal
    facility                                            164,071             -

               GOLDEN TRIANGLE ROYALTY & OIL, INC. AND SUBSIDIARIES
                           SELECTED INFORMATION
                               (Unaudited)
                            September 30, 1995

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the infor-mation included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.


NOTE 2:  AMORTIZATION OF EXPENSES

During December 1993 and January 1994 the Company entered into agreements with Hunter Equities, Inc. and others for marketing, public relations, and other management services. Under the terms of these agreements, these services were to be provided over a three year period. Pursuant to the terms of these agreements, certain expenses were prepaid. This situation required amortization of the expense over the term of the agreement. Amor-tization of these expenses (included in "Advertising and public relations") totaled $37,500 for the nine months.


NOTE 3:  PURCHASE OF FIXED ASSETS

During the first six months of 1995, the Company invested $496,000 in tire shredding equipment. This equipment is located in New Mexico and was placed in service during May. At the present time, this operation is the only permitted tire shredding facility in New Mexico. The tire shredding operation is being operated by Southwest Tire Processors, Inc. (an unrelated entity) under a leasing arrangement. The Company is to be paid based on 70% of gross income from specific portions of the facility's operations until certain milestones are obtained. Upon achievement of specified results, the Company may trade the equipment for a 12.5% interest in the operation. The rental income shown is the results of the leasing of this asset.

The Company has also continued in its purchase of interests in ranch land in New Mexico. Building on an investment of $118,958 at year end, the Company has invested an additional $226,998 and now owns 100% of this ranch. In addition, during May 1995, the Company purchased a smaller, adjoining ranch which brings the total acreage under management (which includes land with permanent grazing rights) to over 10,000 acres.

During the third quarter, the Company has expanded its South Texas operations through the construction of a new salt water disposal facility and a fresh water sales plant and the acquisition of another salt water disposal facility. The acquisition was from related parties and was accomplished with 90,600 shares of restricted stock, This acquisition is the last facility owned by these related parties in the immediate area of the Company's South Texas operations.

Portions of these investments were financed through interim loans from stockholders/officers. These loans have been fully repaid before the end of the third quarter.

During the third quarter, the Company sold most of the office and printing equipment at its former headquarters in Cisco, Texas to its former president for cash and the return of 11,323 shares of common stock. Additionally, the Company sold a small tract of the ranch land in New Mexico.


NOTE 4:  REVERSE STOCK SPLIT

At the Company's annual meeting held in July 1995, a measure was adopted to reverse split the stock 1 for 2.5 shares in an effort to bolster the stock price. Pursuant to this vote, the number of shares shown as outstanding at both December 31, 1994 and September 30, 1995 have been presented as though the reverse split had been effective at those dates. Additionally, the weighted average shares outstanding and earnings per share information has been adjusted accordingly.


NOTE 5: TREASURY STOCK

The Company has purchased 2,775 shares of its common stock on the market during the third quarter and expects to purchase a few additional shares during the fourth quarter in addition to the 11,323 shares received from the former president. These shares were acquired to be used in promotional efforts to broaden interest in the Company's stock.

Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL DISCUSSION:

The diversification of GTRO during the last year has proven to be very beneficial to the Company's earnings. The acquisition of Transcon Energy in August 1994 was a major landmark in the Company's history as it set in motion the revenue source to build a solid growth company.
A shift from being a speculative resource company to an earnings driven company has been the focus of the new 1995 management team. Each segment of GTRO has established cash flow to continue to provide a source of funds for new acquisitions. It is important to note that GTRO does not have any indebtedness on any of its revenue source based assets. GTRO is essentially debt free.

Developments that occurred in the third quarter included the expansion of OCR Investments salt water disposal operation, acquisition of the balance of Jim Wells SWD, Inc. and sale of a forty acre tract of ranch land for a healthy profit. OCR is a wholly owned subsidiary which opened up a new salt water disposal facility known as "Chihuahua" which began taking salt water during the latter part of the third quarter. This new disposal site will add additional revenues to OCR during the fourth quarter. Also of importance is the expansion of the Company through the acquisition of another disposal site known as "County Line" which is located near the Webb and Zapata county line. The Company has entered into an agreement to acquire this disposal site for the issuance of 90,600 shares of restricted stock. The sale price of County Line is $271,.800. County Line was owned by three of the Company's directors, Kenneth Owens, Betty Polston, and David Polston. The effective date of this acquisition was August 1, 1995. The Company was also able to acquire the balance of Jim Wells SWD, Inc. for 16,000 shares of restricted stock from a unrelated party. These three acquisitions are expected to add approximately $600,000 per year to the Company's gross revenues.

The Company has formed a wholly owned subsidiary, Apache Ranch, Inc. for its land holdings in New Mexico. The Company now owns free and clear approximately 13,500 acres of deeded and permanent grazing rights in the Ruidoso area. A forty acre tract was sold for $50,000 in which the Company had a cost basis of roughly $3,500. The Company plans to sell four to six additional forty acre tracts without effecting the overall acreage position.

The first nine months have been very rewarding to the Company with the fourth quarter forecasted to even surpass the third quarter, which set a record for the most profits ever earned in the history of the Company. The Company now meets the financial requirements to move up to the NASDAQ National Market as it passed the $750,000 earnings before taxes requirement in earning $852,160 before taxes. Management will immediately begin preparing an application for this listing. The Company meets most of the listing requirements and has been invited to meet with NASDAQ officials to discuss the possibility of GTRO moving up from the NASDAQ National Market.

ASSETS:

The assets of the Company increased $846,356 during the first nine months of this year to $5,831,021 compared to $4,984,665 on December 31, 1994. This increase is principally due to the purchase of tire shredding equipment and ranch land in New Mexico and acquisitions and expansion of salt water disposal facilities in South Texas. On June 30, 1995 total assets were $5,364,640 which represents an increase for the third quarter of $466,381. This increase is due to the acquisition and expansion of the salt water disposal business as previously mentioned.

Current assets as of September 30, 1995 were $973,228 representing 17% of the total assets. Available cash was reduced during the quarter to $33,427 due to the expansion of OCR by building the Chihuahua disposal plant, which cost approximately $100,000, and the pay off of the ranches which totaled more than $210,000. Current assets on June 30 were $812,412 being $160,816 lower than September 30, 1995. The chief difference was the increase in account receivables ($630,129 vs $748,693).

The ratio of current assets to current liabilities is an indicator of the Company's liquidity. The liquidity ratio on September 30, 1994 was 8.87:1, December 31, 1994 was 9.52:1, June 30, 1995 was 3.63:1 compared to a ratio of 6.02:1 on September 30, 1995. The improvement in the liquidity ratio is directly related to the decrease in current liabilities. Current liabilities on September 30, 1994 were $121,085 and June 30, 1995 were $224,062.

Stockholders' equity continues to build for GTRO to $5,658,998 on September 30, 1995 up $530,324 from June 30, 1995 and an increase of $1,448,775 over September 30, 1994. These dramatic increases are a result of the acquisitions made from cash flow and issuance of stock for income producing assets coupled with reduction in liabilities.

REVENUES:

The financial statements accompanying this report are consolidated with the Company's subsidiaries for all periods reported.

Total operating revenues were $747,718 for the third quarter of 1995 of which $267,689 was rental income from the tire shredding operation. Disposal and service fees were up $28,599 over the previous quarter ($401,671 vs $430,270). Disposal and service fees for the fourth quarter are expected to continue to build as drilling is increasing in South Texas along with the gas producers increasing production. Oil and gas revenues were lower for the quarter ended September 30, 1995 as crude prices have been softer this quarter which dramatically effects the net dollars from the Company's Australian holdings. Of particular importance to the revenues from Australia is the fact that a new well was completed during the quarter, testing more than 2,700 barrels per day on ATP 299P under which GTRO holds a 1.43% override. Revenues from Australia are expected to increase as this well comes on line. Domestically, the Company has positioned itself with a 5% carried working interest in a two well drilling program in central Texas.
These wells will be drilled in an established oil field. Revenues from this venture are expected during the first quarter of 1996.

As previously mentioned, the Company's salt water disposal operations have expanded in South Texas which is projected to add $150,000 in gross revenues per quarter. The Company is continuing to identify other prime areas in which to add disposal facilities in order to further build disposal fee revenues. Oil and gas operators in South Texas have discovered new fields which the Company is reviewing for potential disposal sites.

Cost of revenues were dramatically reduced for the third quarter in a row. Streamlining operations and curtailing expenses have been implemented in all areas to enhance net profits. Cost of revenues for the quarter ended September 30, 1995 were $106,761 lower than the same period in 1994 ($209,037 vs $102,276). Nine months cost of revenues also reported substantial savings ($614,701 vs $324,586). The quarter ended June 30 had cost of revenues of $116,367.

OPERATING EXPENSES:

Management has been able to further tighten operating expenditures to approximately 42% of what it was averaging prior to implementing cost cutting programs. Management's goal is to continue to tighten and streamline operations to operate on about half of the funds used prior to implementing the cost cutting programs. The total operating expenses for the quarter ended September 30, 1995 were $230,188 compared to $331,104 and $397,305 for the quarters ended June 30, 1995 and September 30, 1994, respectively. Principle savings have occurred in personnel costs, advertising and public relations, and management fees. The nine month figures also reflect a more cost effective use of the Company's resources ($1,059,523 vs $821,559) reflecting an overall reduction of 22%. Because of the aggressive acquisitions made during the current quarter, as well as over the last year, depreciation, depletion and amortization has increased.

Income from operations has reached an all time high with the third quarter reporting $415,254. Income from operations for the second quarter was $282,803 compared to a loss of $29,889 for the quarter ended September 30, 1994. The nine months income from operations was also impressive as the Company reports $821,722 for 1995 compared to a loss of $16,300 for the same period of 1994.

OTHER INCOME:

Included in this section are the revenues collected from its transfer agent operations which is beneficial to the Company as it not only covers the cost of providing these services to our shareholders, but also provides these services at a more economical rate than third party services. Transfer fees collected during the current quarter were $9,155 compared to $2,970 for the previous quarter and $3,610 for the quarter ended September 30, 1994.

The major item within this section that adds to our income before taxes is the sale of the forty acre tract that was discussed in the beginning of this report. The Company reports a $43,390 gain on the sale of assets which is principally the sale of the forty acres for $50,000.

Now that the Company is essentially debt free, it will incur less interest costs during subsequent quarters, subject to maintaining this status. It is the intention of management to continue to operate out of cash flow and to avoid debt.

NET INCOME:

Net income before income taxes was $460,690 for this quarter compared to $276,608 for the previous quarter and a loss of $26,335 for the quarter ended September 30, 1994. The nine months ended September 30, 1995 reached an impressive $852,160 net income before taxes which exceeds the financial requirement of $750,000 for listing on the National Market for NASDAQ.

The Company's net income for the quarter ended September 30, 1995 was $395,982 representing $.10 per share and for the nine months reported $647,929 representing $.17 per share. Net income for the quarter ended June 30, 1995 was $210,338 or $.05 per share.

Management is excited and very optimistic about the fourth quarter and projects revenues to continue to build throughout the quarter to yield an exceptional year for the Company.


                PART II. -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:

No reports were filed on Form 8-K during the quarter ended September
30, 1995.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.


                              GOLDEN TRIANGLE ROYALTY & OIL, INC.
                                   (Registrant)


                                    IVAN WEBB
                                    (Signature)
                              Ivan Webb, Chief Financial Officer
                              Principal Financial Officer
                              Principal Accounting Officer and Director