Form 10-K
period 1995-12-31
GOLDEN TRIANGLE ROYALTY & OIL INC
filed 1996-03-29
CIK 42284

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1995

                       Commission file number 0-8301


                    GOLDEN TRIANGLE ROYALTY & OIL, INC.
          (Exact name of registrant as specified in its charter)


                       Colorado                           25-1302097
            (State or other jurisdiction of            (IRS Employer
            incorporation or organization)              I. D. Number)

   8504 Sonoma Valley N.E., Albuquerque, New Mexico        87122
       (Address of principal executive offices)           (Zip Code)


            Registrant's telephone number, including area code:
                       (505) 856-5075; fax 857-9993

	Securities registered pursuant to Section 12(b) of the Act:
        			      None

        Securities registered pursuant to Section 12(g) of the Act:

              Title of Class - Common Stock, $.001 Par Value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant (persons other than officers, directors, or stockholders known by the registrant to beneficially own more than 5% of its common stock) was $5,453,144 as of March 11, 1996, based on the average bid and asked prices of such stock ($3.125) at the close of the market on that day.

The number of shares outstanding of the registrant's common stock as of March 11, 1996 was 3,845,386 shares.

                                  PART I

Item 1.  Business

(a) General Development of Business

Golden Triangle Royalty & Oil, Inc. (the "Company" or "GTRO") was incorporated on July 30, 1975 under the laws of the State of Colorado. Later that year, the Company obtained approximately $300,000 through an initial public offering of 3,000,000 shares of its common stock, par value $.001 (the "Common Stock"). The Company was organized primarily to acquire and hold royalties on oil and gas properties, and currently holds 1,667,946 net royalty acres of overriding royalties under 23,449,800 gross surface acres in Australia, plus interests in the United States. During the past three years the Company has diversified and expanded its operations to include the salt water disposal business, tire shredding/recycling, and ranch activities (see following write-ups). See Item 2 for a description of the Company's properties.

During July 1992, stockholder approval was obtained from the stockholders of both companies to approve the acquisition by GTRO of all the assets and shares of Houston Oil & Energy, Inc. (HOE), a full reporting, publicly held company. The ratio for the acquisition was one share of GTRO given for each
3.125 shares of HOE. The Company issued 23,372,799 shares of GTRO to HOE shareholders and now owns 100% of HOE. This acquisition improved the Company's financial position by causing an increase in assets, revenues and stockholders' equity, and the acquisition enabled GTRO to maintain its NASDAQ listing.

During 1993 stockholder approval was obtained for a 1-for-20 reverse split of the Company's common stock. Effective July 26, 1993 the shares outstanding were reduced from 63,358,977 to 3,167,948. The Board of Directors believes the reverse split resulted in increased tradeability of the stock, and that the increased price level encouraged more interest in the stock.

Beginning in 1993 with the acquisition of OCR Investments, Inc., the Company began the expansion of its business into new areas. OCR, a salt water disposal company, approximately doubled GTRO's revenues in 1993. This acquisition was followed in 1994 by the acquisition of Transcon Energy Corp. This was the most important development of business in GTRO's history, since the acquisition provided enough revenues (approximately $1,900,000 gross in 1994) to make the Company profitable. The acquisition also added approximately $1,200,000 in assets to GTRO. GTRO issued 4,148,148 restricted shares to the owners of Transcon for this acquisition which effectively transferred control of the Company to these shareholders. Transcon is now a wholly owned subsidiary of GTRO. Following the Transcon acquisition, the Company acquired 50% of Jim Wells Salt Water Disposal, Inc. During 1995 GTRO expanded these operations further by acquiring the remainder of Jim Wells SWD, plus 100% of another salt water disposal facility, County Line Disposal Plant.

In addition to the acquisition of the salt water disposal operations, GTRO also expanded into two other areas of business. A ranch was purchased in New
Mexico with various potential revenue sources.   During 1995 the Company
reported two land sales of forty acre tracts, and cattle grazing leases. In the first quarter of 1995 the Company purchased tire shredding equipment which is reported to be the largest equipment of its type in the southwest. The rental of this equipment brought in significant revenues for GTRO during 1995. See Item 2 Properties for more complete information.

During 1995 stockholder approval was obtained for a 1-for-2.5 reverse split of common stock. Effective August 2, 1995 the shares outstanding were reduced from 9,573,465 to 3,829,386. Since GTRO is currently listed on the NASDAQ Small Capital Issues, one purpose of the reverse split was to assist in getting the stock price up to meet the requirements for consideration by the NASDAQ National Market or the American Stock Exchange. A listing on one of the national markets offers more visibility for the Company and a broader market for the stock. GTRO has now met the financial requirements for a listing on a national market and will attempt to gain listing within the next year.

The following definitions are provided to clarify certain terms used in this report:

Authority to Prospect ("ATP") - a concession granted by the State of Queensland, Australia, which entitles its holder to an exclusive right to explore for oil and natural gas in Queensland in the particular area covered by the ATP. See Item 2(d), "Oil and Gas Properties - Australian Properties" for additional information.

Gross Production - the total production of oil, gas, or natural gas liquids from a property or group of properties for any specified period of time.

Initial Potential ("IP") - a test performed before any significant production from a well is marketed. Additional potential tests may be performed after a well goes on-stream. As a hydrocarbon reservoir is depleted, the potentials of the wells decline. An oil well potential is an indication of the maximum rate at which a well can produce. Usually, wells produce at lower rates than their potentials. Reasons for the lower rates can involve natural decline, government regulations, difficulties with operations or infrastructure, and reservoir management considerations. A number of wells described in this report are producing at much lower rates than their IP's would indicate because of the lack of presently existing roads, pipelines, and other production infrastructure. Also, high fluid rates cause water-coning in certain fields. Initial potential figures given in this report were obtained by the Company from industry publications.

Net Royalty Acre - generally, a measurement of royalty or overriding royalty and the equivalent of the full customary one-eighth royalty of the gross production or revenue free and clear of exploration, drilling and production costs from one acre of land. The number of net royalty acres used in this report applies to figures as of December 31, 1995, and the number will change as relinquishments take place on the ATP's in Queensland, as an ATP expires or is cancelled, or any new areas are added.

Overriding Royalty Interest ("ORRI") - an interest carved out of the lessee's leasehold or working interest. The amounts payable from ORRI's are payments calculated as a percentage of either gross production or the gross revenues of the working interest (based on the wellhead price) from a concession or lease, usually free and clear of all exploration, drilling and development and production costs, except for any applicable taxes and federal levies. In calculating the wellhead price, pipeline and trucking costs have already been deducted from the refinery price. The Australian overriding royalties discussed herein are generally expressed as a percent of the gross production.

Royalty - generally, a share of the production reserved by the grantor of an oil or gas lease or concession. The royalty interest is customarily free of cost or expense incident to exploration, development or production, except for production or gathering taxes. The royalty is part of the consideration for the grant of the lease or Authority to Prospect.

Working Interest ("WI") - all or a fractional part of the ownership rights granted by a concession or lease. The owner of a WI or a part thereof pays all costs of operations and is entitled to the gross production, less royalties retained by the grantor or lessor, and less other ORRI's or non-operating interests created and assigned from the working interest, and thus may incur operating expenses in excess of income.

(b) Financial Information About Industry Segments

In the fiscal year ending December 31, 1995, the Company's revenues, operating profits or losses, and identifiable assets were attributable to its salt water disposal operations, tire shredding/recycling, acquisition and ownership of interests in oil and gas leases, and ranch operations. (See Items 6 and 8, "Selected Financial Data" and "Financial Statements and Supplementary Data.") Financial information about other industry segments is thus inapplicable.

(c ) Narrative Description of Business

General - Salt Water Disposal and Rig Services

GTRO is now involved in the salt water disposal business through its subsidiaries OCR, Transcon, Jim Wells, and County Line. The oil industry of the United States produces more salt water than oil, and governmental regulations require any salt water produced from oil or gas wells to be injected back into the ground in another salt water bearing zone to protect all fresh water zones from being contaminated. GTRO's subsidiaries are in the primary business of injecting the salt water back into the ground. Producers in the area separate the salt water from the produced gas and oil and the water is trucked to storage tanks at one of the facilities where the salt water is collected awaiting injection back into the ground. A fee is charged per barrel or per load for this service.

During 1994, 60% to 65% of Transcon's services were rendered to a single customer. However, Transcon's revenues have now become more diversified from additional customers, with 54% being from one customer. Management does not foresee the loss of this customer, but continued to take steps during 1995 to expand the business into other areas (by purchasing additional disposals) and gain additional customers to prepare for this possibility. The collection of accounts receivable from the oil and gas producers represents a risk factor in this service business. Also, mechanical problems with a disposal well, surface owners not renewing a lease, or a competitor installing a new facility could be risk factors, although GTRO does not anticipate any such problems at this time.

GTRO's subsidiaries' injection wells are located in the top gas producing counties in Texas. Of course, the continued profitability of the business is dependent upon stable or increased gas prices causing additional oil and gas production in the area. The subsidiaries are also subject to environmental considerations and must comply with governmental regulations. See "Governmental Regulation" on the following page.

Rig Services - A substantial part of Transcon's business includes sales and rental of poly pipe and pumps to drilling contractors, and fresh water sales for drilling fluids and completion treatments (frac jobs etc.). Transcon also provides other services including back filling drilling mud pits, sand blasting, and steam cleaning.

See Item 2(a) Salt Water Disposal Properties for more complete information.

General - Oil and Gas

The majority of the properties acquired by the Company have been royalty interests or ORRI's, although working interests have been acquired from time to time.

The acquisition, exploration, development, production and sale of oil and gas are subject to many factors that are outside the Company's control. These factors include market prices of oil and gas; national and international economic conditions; import and export quotas; availability of drilling rigs, casing, pipe, and other equipment and supplies; availability of and proximity to pipelines and other transportation facilities; the supply and price of competitive fuels; and the regulation of prices, production, transportation, and marketing by domestic and foreign governmental authorities.
Additionally, the Company generally has no control over whether the owner of the exploration rights of its properties will explore for oil and gas on such properties. Each of these factors may affect the rate at which oil and gas are produced on properties in which the Company has an interest or affect whether wells will be drilled on such properties, and could otherwise materially affect capital expenditures, earnings and the competitive position of the Company.

The Company does not serve as operator of working interest properties, but it does bear the risk of fire, blowout or other catastrophe to such properties in proportion to the working interest owned in the properties. The operators of these properties may carry insurance against some of these risks but may not be fully insured due to prohibitive premium costs or unavailability of coverage. Such risks are not borne by the Company on oil and gas leases in which the Company owns an ORRI or royalty interest, which interests represent the majority of the Company's holdings.

Competition

The oil and gas industry is highly competitive in all of its phases, with competition for favorable producing royalties and overriding royalties being particularly intense. The Company believes that price, geological and geophysical skill, and familiarity with an area of operations are the primary competitive factors in the acquisition of desirable leases and suitable prospects for oil and gas drilling operations. The Company competes with independent operators and occasionally major oil companies, a number of which have substantially greater technical and financial resources than the Company. In the salt water disposal business, salt water disposal wells held by other companies, as well as oil and gas producers adding their own injection wells, provides competition, and requires the Company to provide the best possible service at a competitive price.

Governmental Regulation

Oil and gas operations (including salt water disposal) are and will be subject to federal, state and local laws and regulations governing waste, environmental quality, pollution control, conservation and other measures regarding environmental and ecological matters. It is impossible to predict the impact of environmental legislation and regulations on the Company's operations in the future. However, compliance could affect capital expenditures, earnings and the competitive position of the Company.

The Company's operations will also be affected from time to time by other federal, state and local laws and regulations and by political developments. The domestic production and sale of oil and gas are subject to federal regulation by the Department of Energy and the Federal Energy Regulation Commission. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations. In addition, oil and gas operations are subject to extensive federal and state regulations concerning exploration, development, production, transportation and pricing, and to interruption or termination by governmental authorities. Removal of import duties on oil entering the U.S. has had an adverse affect on the domestic oil industry.

In foreign countries, the Company may be subject to governmental restrictions on production, pricing and export controls. Regulations existing or imposed upon the Company at the time of its acquisition of properties may change to an unpredictable extent. The Company will have little or no control over the change of regulations or imposition of new regulations and restrictions, expropriation or nationalization by foreign governments or the imposition of additional foreign taxes. Management believes that these actions are unlikely to be undertaken by either the Australian or Queensland governments, under which the majority of the Company's foreign titles were issued or derived.

Foreign Currency

Due to the nature of the Company's activities, portions of the Company's operating capital may at times be held in various foreign currencies. This subjects the Company to the risk of currency fluctuations and changes in rates of conversion for different currencies. Additionally, sales of oil and gas produced from concessions in foreign countries in which the Company has or may acquire an interest may be subject to governmental regulations which restrict the free convertibility of funds received from such sales, and all remittances of funds out of these countries will require the approval of the applicable government's exchange control agency. The Company is of the opinion that the current exchange control laws of Australia will not unreasonably delay the remittance of funds generated in Australia to the Company in the United States.

Foreign Taxes and United States Tax Credits

As a result of its operations abroad, the Company is subject to the imposition of taxes by foreign governments upon the Company's income derived from foreign jurisdictions. Such taxes are of various types, with differing tax rates, and are subject to change. Generally, the Company's income from a foreign jurisdiction will be taxed in the same manner as that for other companies operating in the jurisdiction, but discriminatory taxation by a particular jurisdiction may occur. The current corporate income tax rate in Australia is 33% of net profits.

The Company's income is also subject to taxation under the United States Internal Revenue Code of 1986, as amended (the "Code"). The Code provides that a taxpayer may obtain a tax credit for certain taxes paid to a foreign country or may take a deduction for such taxes. A tax credit is generally more favorable than a deduction. The tax credit applicable to particular foreign income arises when such income is included in the Company's taxable income under the provisions of the Code. There are, however, substantial restrictions and limitations on the amount of the tax credit that can actually be claimed.

Employees

The Company employs eight persons (including the executive officers), all of whom serve the Company as needed on a part-time basis.


(d) Financial Information About Foreign and Domestic Operations

                                        1995          1994        1993
         Oil and Gas Revenues
            United States           $   79,775   $  106,085   $  107,900
            Australia               $  131,045   $  131,034   $  122,200

          Other Revenues
            United States           $2,465,384   $2,234,077   $1,546,710
            Australia               $        -   $        -   $        -

         Operating Profit or Loss
           (Before Income Taxes)
            United States           $1,042,444   $  244,129   $  303,314
            Australia               $   96,585   $   48,677   $  (70,175)

         Identifiable Assets
            United States           $4,732,421   $3,030,520   $2,194,695
            Australia (1)           $1,270,772   $1,598,982   $1,113,246


     (1) According to applicable accounting regulations, the Company may not show certain properties such as the ORRI under ATP 298P, and 4/5ths of the ORRI under ATP 299P as having a book value because they were acquired from related parties in exchange for stock; therefore, the book value of these properties is "0".


Item 2.  Description of Property

(a) Salt Water Disposal Properties

In the past three years GTRO has acquired seven salt water disposal facilities, and has achieved a dominant position in one of the premier gas producing areas in the United States. Salt water is produced along with oil and gas, and governmental regulations require the salt water to be disposed of in an environmentally safe manner. The Company is in the primary business of injecting the salt water back into the ground in another salt water bearing zone to protect all fresh water zones from being contaminated. The Company injects from 350,000 to 400,000 barrels of water per month and is paid a fee for this service by the oil and gas producers.

GTRO acquired its first salt water disposal property, OCR Investments, Inc.
(OCR), a company operating a salt water disposal facility at a profit in the Zapata-Laredo area of Texas during 1993. During 1994 the Company continued increasing its revenues with the acquisition of a highly profitable company, Transcon Energy Corp. (Transcon) which has three disposal facilities in the same general area as OCR. Transcon, like OCR, provides salt water disposal services for oil field operations in an area of active drilling for deep gas, making the prospects for continued profitability excellent. Transcon also provides drilling rig services, including fresh water sales for drilling and poly pipe rentals and sales. The addition of Transcon's gross revenues to GTRO during 1994 caused GTRO to become profitable. Also during 1994, the Company acquired 50% of Jim Wells Salt Water Disposal Inc. (Jim Wells). This company operates a facility near Alice, Texas, which is northeast of the Transcon and OCR disposal area.

Because of the tremendous performance of its salt water disposal facilities in 1994, GTRO continued expanding this business during 1995 by purchasing the remaining 50% of Jim Wells, plus purchasing 100% of another facility, County Line Disposal Plant. In addition to these purchases, OCR opened a new facility, Chihuahua. These new facilities are expected to generate an estimated $600,000 per year in gross revenues. The Company installs new facilities in response to new gas discoveries and the location of competing facilities. For example, the new Chihuahua facility was installed in September 1995 to take water from a recently discovered 500 BCF gas field. During only its second month of operation, Chihuahua disposed of 71,729 barrels of water (revenues of about $28,000 for that month).

Six of GTRO's seven disposal sites are located in Webb and Zapata counties. Webb County produces more gas than any other Texas county, while Zapata County ranks second or third. GTRO's competition is limited, with few other facilities located in the area. The majority of the production in the area consists of gas from the lower Wilcox Lobo Trend. According to the U. S. Department of Energy, the trend is estimated to contain total reserves of 14,962 BCF. Considering that most of the significant Lobo fields are located in Webb and Zapata counties, and considering that all production from the counties (not just Lobo production) totals 650 BCF per year, it is conceivable that production from the Lobo could continue near the current rate for over twenty years, given adequate gas prices to stimulate additional drilling.

In summary, gas production, along with the associated salt water production in GTRO's operating area, should be substantial for years to come. GTRO's total revenues from disposal fees as described above, and other oil field services (described in the following paragraph) totalled $1,789,864 during 1995.

In addition to the salt water disposal services, the Company also provides oil field services including fresh water supply, sales and rental of poly pipe and pumps, back filling drilling mud pits, sand blasting, and steam cleaning. One of the Company's subsidiaries, Transcon, has access to water rights for fresh water from the Rio Grande River. The fresh water is sold to drilling rigs by laying polypropylene pipeline from the river to the drill sites, and by trucking the fresh water to other drill sites. Of course, revenues from this service can fluctuate depending on factors such as drought,when demand for the water would be greater, or over-supply when demand would be less. These oil field services currently account for about $25,000 to $50,000 in revenues per quarter.

Additional information on the salt water disposal business is available under "Narrative Description of Business - General - Salt Water Disposal and Rig Services."

(b) Tire Disposal/Recycling

During 1995 the Company purchased tire shredding equipment and leased it to Southwest Tire Processors Inc. which owns a tire disposal/recycling facility in Socorro, New Mexico that is reported to be the most efficient and modern type in the southwest. It is the only permitted tire disposal/recycling facility in New Mexico and can accept tires from anywhere in the United States. Because of environmental and storage problems with used tires, Southwest Tire Processors is now capitalizing on the need to dispose of used tires. GTRO's equipment shreds the tires into 2" by 3" chunks, and is capable of shredding three ton tires into chunks in 10-15 minutes and averages 35 tons per hour. The material can then be sold for use in such things as asphalt for highways, mats, hoses, and tennis shoes.

The plant charges $100 or more per ton for disposal and then sells the shredded material for $25-$50 per ton. Southwest Tire Processors has contracts with the State of New Mexico and the State of Arizona for tire disposal at $140.00 per ton, and has contracts with the Department of Defense to buy the shredded rubber for use on military bunkers. The company also sells the shredded rubber to a company that recycles rubber into new tires.

GTRO's gross income from this business totalled $593,616 in 1995. After recovering its initial investment and a profit, GTRO will have a 10% interest in the gross revenues of the operation.

Plans for 1996 include the purchase of crummer equipment which further shreds the 2" by 3" chunks into pellet size, removing the steel and nylon fibers. This process increases the value of the rubber because its uses become even more versatile.

(c)  Apache Ranch

During 1995 GTRO acquired the remaining portion of the ranch land in New Mexico which it had purchased an interest in during 1994. The 13,500 acre Apache Ranch adjoins the Mescalero Indian Reservation near Ruidoso, New Mexico, and the ski resort area. This property offers many possible sources of revenue including sporting activities, camping, hunting, timber, real estate development, and livestock grazing, plus potential easement revenues as certain projects develop for the Mescaleros.

The land includes one of the largest herd of elk in the western United States, and is inhabited by a large variety of additional wildlife including deer, turkey, oryx, mountain lion and bear.

Apache Ranch began generating revenues in 1995 with the sale of two forty acre tracts of land, and a contract for a year's cattle grazing rights. GTRO plans to sell two to three additional forty acre tracts without affecting the overall acreage position or the natural habitat.

(d) Oil and Gas Properties

General

As of December 31, 1995, the Company owned royalty interests and ORRI's in oil and gas wells primarily located in the states of Arkansas, Colorado, Kansas, New Mexico, Oklahoma and Texas. The Company also has a few working interests further defined under Working Interests - Domestic. These domestic oil and gas interests generated $79,775 for the year ended December 31, 1995.

Most of the U.S. leases in which the Company owns interests provide that such leases will continue in existence as long as oil and gas are produced on the related properties. The duration of the Australian concessions in which the Company owns interests is discussed generally in the following section.

Australian Properties

A significant portion of the Company's oil and gas properties consist of ORRI under concessions that explore for oil and natural gas granted by the State of Queensland, Australia. Each of these concessions, called an Authority to Prospect ("ATP"), has a term of four years. The area covered by an ATP is reduced by relinquishment of approximately one-fourth of the area at the start of the third year of its effectiveness and an additional one-fourth of the original area at the start of the fourth year of its effectiveness. The area to be relinquished is chosen by the holder of the ATP. An ATP does not require that any specific work, such as drilling or geological or geophysical work, be performed by the holder, but does require that the holder prospect continuously and expend a specified minimum sum over the term of the ATP for such prospecting efforts. Applications for renewal may be filed at the time of expiration of an ATP.

The Company has 1,667,946 net royalty acres under 23,449,800 gross surface acres in Australia. Each of these Australian interests held by the Company is in the form of an ORRI, with the exception of ATP 538, 554, and 615, which are concessions in which the Company holds a WI. These WI concessions cover 17,500,000 acres. ORRI entail no expenditures by the Company for exploration or drilling expenses.

Oil revenues from Australia totalled $131,045 from ATP 267P and ATP 299P during 1995. Transportation costs to market the crude oil totalled $67,755.

Reserves

The majority of the Company's reserves are in overriding royalty and royalty interests on which data is not available for reserve estimates. If estimates or proved reserves were prepared for the Company's royalty and overriding royalty interests, the ORRI under ATP 299P in Australia would account for the majority of the Company's proved oil reserves attributable to these interests. The ATP 299P working interest holders have not supplied the Company with information deemed necessary for meaningful reserve calculations. Most of the Company's domestic royalty interests are small, and the Company is of the opinion that obtaining information necessary for meaningful reserve calculations would involve unreasonable effort or expense. Oil production attributable to the Company's royalty and overriding royalty interests provided approximately 95% of the Company's production income during the fiscal year ended December 31, 1995.

Since the Company's working interests provide such a small percentage (5%) of the Company's total oil and gas income, it was determined that unreasonable effort and expense would be required to prepare a reserve report on these interests. Therefore, the 1994 reserve estimates were rolled forward to 1995 without additional analysis. See "Supplementary Data for Reserves of Oil and Gas" under Item 8. Financial Statements and Supplementary Data.

No estimates of total proved oil or gas reserves were filed by the Company with, or included in reports to, any federal authority or agency other than the Securities and Exchange Commission since the beginning of the Company's last fiscal year.

Average Sales Price and Production Costs

The following table sets forth the average sales price per unit of production. Sales prices are based on market prices determined at the point of delivery from the producing unit. Production or severance taxes have not been deducted in determining the average sales price, but rather are included as part of production costs. No sales prices of gas are shown for Australia because the Company had no production of gas in Australia during the relevant reporting periods. The average production (lifting) costs per unit of production are not presented because the majority of the Company's interests are royalties and overriding royalties, which entail no deductions for lifting costs. Additionally, the operators of the Company's working interests have not provided the Company with information concerning production (lifting) costs. The Company's working interests are small, and the Company is of the opinion that obtaining information necessary for disclosure of production (lifting) costs would involve unreasonable effort or expense.

                               United States              Australia
                            Average Sales Price     Average Sales Price
   Fiscal Year Ended          Oil         Gas                 Oil
December 31, 1995           $16.30       $ 1.29              $US18.09
December 31, 1994           $14.71       $ 1.34              $US18.30
December 31, 1993           $16.01       $ 1.35              $US18.49

WORKING INTERESTS - DOMESTIC

Productive Wells and Developed Acreage

In 1994 the Company acquired working interests in eight oil and gas leases with twelve wells located in Eastland, Callahan and Coleman counties of Texas. Three additional wells have been drilled on these leases. During 1995 the Company converted six of these working interests to either an override or carried working interest status. Each lease is held by production with developmental potential. A drilling program has been planned on each of these leases. The first lease to be funded was drilled in December 1995. Subsequent to year end two wells were completed as producers building additional production. GTRO has a 5% carried working interest in these new wells which are producing approximately 20 barrels per day. Additional drilling on this lease is planned for May 1996.

Revenues from these leases are currently marginal; however, as new wells are added to each of these leases, revenues will increase, especially since these interests do not pay any of the drilling, completion and monthly expenses. Subsequent to the end of the 1995 fiscal year, oil and gas prices increased which will aid in the funding of the drilling programs planned on these leases.

Non-Productive Acreage

GTRO holds a 30% interest in approximately 13,000 acres of long-term leases located in the Overthrust Belt in Arizona. The primary prospect in this lease play, the Cochise Overthrust Prospect, has 3,500 feet of closure. A structure of this size would rank among the top oil and gas structures in the United States, if found productive. GTRO etal. is planning to farm out the working interest to someone interested in the drilling of this giant structure with a view to recapture all out of pocket expenses and retain an override.

WORKING INTERESTS - AUSTRALIA

On October 1, 1995, Oil Seeps Inc. ("Oil Seeps") was awarded a 12,900,000 acre oil and gas concession - ATP 615. GTRO owns 20% of Oil Seeps and participated with a group through Oil Seeps to apply for this concession. Subsequent to the end of the fiscal year, a letter of intent was signed where GTRO and its partners will retain an override and make a profit on the sale. GTRO's part will be a 1% override and approximately $15,000 cash profit on the sale.

The table below sets forth the undeveloped acreage in Australia in which the Company held WI as of December 31, 1995. Working interests are acquired by the Company with a plan to farm out operations while retaining overriding royalty or carried working interests where feasible.

                                        GTRO's      Net
                              Gross     Working      WI
                     Area     Acres    Interest    Acres

                     538     3,440,000     7.5%    258,000
                     554     1,160,000     7.5%     87,000
                     615    12,900,000    20.0%  2,580,000

ROYALTY AND OVERRIDING ROYALTY INTERESTS - DOMESTIC

See (d) Oil and Gas Properties - General.

OVERRIDING ROYALTY INTERESTS - AUSTRALIA

The following table sets forth the name of each Australian concession in which the Company had an ORRI as of December 31, 1995 and upon which productive wells had been drilled, the percentage interest of the Company therein, the number of such wells, the gross acreage of each concession, and the net royalty acres held in each concession.

                                         GTRO's       Net
              Area &           Gross    Royalty    Royalty
            No. of Wells       Acres    Interest     Acres

          267 - 21 oil wells   744,000  0.46709%    27,800
          299 - 30 oil wells   861,000  1.46307%   100,776

The following table sets forth the undeveloped acreage in which the Company had ORRI's in Australia as of December 31, 1995. The Company had no royalty or ORRI's in undeveloped acreage in the United States as of December 31, 1995.

                                       GTRO's     Net
                             Gross     Royalty   Royalty
                    Area       Acres   Interest   Acres

                     166       662,000   0.301%    15,900
                     261       151,000   0.500%     6,040
                     333        95,800   0.200%     1,530
                     415       932,000   1.463%   109,000
                     538     3,440,000   0.623%   172,000
                     542     3,030,000   1.200%   291,000
                     543     2,340,000   0.500%    93,600
                     550       704,000   0.500%    28,200
                     560     1,080,000   0.800%    69,100
                     582     9,410,000   1.000%   753,000

The total of the producing and non-producing acreage in Australia under which GTRO holds interests is 1,667,946 net royalty acres under 23,449,800 gross surface acres.

Present Activities - ORRI

The most notable news occurring in 1995 on GTRO's Australian overrides was the Tarbat #2 testing 2,700 barrels of oil per day on ATP 299. GTRO has a 1.463% of gross production interest in this lease, less transportation costs. The addition of the Tarbat #2 well increases the total number of wells on ATP 299 to thirty wells in eleven different oil fields. Each oil field has numerous undrilled locations, causing a tremendous upside potential for the further development of ATP 299.

Three additional wells have been announced for drilling on ATP 299, Bingil #1, Milkaree #1 and Teebala #1. These wells are to be drilled on separate structures from the eleven oil fields previously mentioned.

Other drilling plans include: two wells on ATP 267P, as many as ten wells on ATP 543, one well on ATP 542, one well on ATP 560, and one or more wells on
ATP 582.   Australian activity has been on the increase since the last quarter of 1995. It is difficult for operators to initiate drilling programs during the rainy season which normally ends in March.

A key note to understand is that there have been less than 7,000 wells drilled in the entire country of Australia, which is basically the same size as the continental United States. Current technology coupled with better understanding of the geology has led to substantial discoveries both onshore and offshore of Australian.

The Company's override position has primarily been focused on the Eromanga Basin. This basin has the very prolific Exxon-Santos producing block. The Exxon-Santos block produces approximately $700 million worth of oil and gas per year, and contains about one billion barrels equivalent estimated remaining proved and recoverable reserves. This huge production is the enticement that has attracted operators to the Eromanga Basin.

(e) Office Facilities

Until September 1, 1995, the Company's offices were located at 1301 Avenue M, Cisco, Texas. These offices were leased from U. S. Representatives for $975.00 per month. The Company's corporate office is now located at 8504 Sonoma Valley N.E., Albuquerque, New Mexico 87122, and is provided by Kenneth Owens, Chairman of the Board and President. In addition, the Company's subsidiaries, OCR and Transcon, have offices in Zapata, Texas, also provided by Mr. Owens. Rent in the amount of $5,725 was paid to Kenneth Owens in 1995 for these facilities. The Company also maintains an office at 104 Oak Street, Springtown, Texas 76082, which handles the stock transfer agent duties for the Company, plus houses computers and other equipment used for maintaining the mailing lists, printing envelopes etc. Karen Lee, Director of the Company, is paid $300 per month for these facilities.

(f) Other Properties/Assets

The Company owns various portfolio securities. For a description thereof, see Note 4 to the Consolidated Financial Statements included herein under
Item 8.


Item 3.  Legal Proceedings

As of March 11, 1996, there were no material legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their properties was the subject.


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.


                                 PART III

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

The only class of common equity security authorized by the Company's Articles of Incorporation, as amended, is the Company's Common Stock, $.001 par value. The Company's Common Stock is traded in the over-the-counter market. The range of high and low bid quotations for each quarter during the last two fiscal years, as quoted in the National Association of Securities Dealers' Automatic Quotation ("NASDAQ") System under the symbol "GTRO", is set out in the table that follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        Year Ended December 31, 1995      Year Ended December 31, 1994
                      High     Low                     High       Low
1st Quarter         1  1/8      7/8    1st Quarter    1 3/16       7/8
2nd Quarter          15/16      1/2    2nd Quarter    1 1/32     11/16
3rd Quarter*        2  7/8  1   7/8    3rd Quarter    1          11/16
4th Quarter*        3 3/16  2 11/16    4th Quarter    1           9/16

*after 1-for-2.5 reverse split

As of March 11, 1996, there were approximately 8,171 holders of record of the Company's Common Stock, plus an undetermined number of stockholders who hold their stock in street name.

Dividends

The Company has not paid cash dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. Payment of future cash dividends will be within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. The Company paid a 5% stock dividend to stockholders of record each year from 1983 through 1990. The payment of future stock dividends will be within the discretion of the Board of Directors.


Item 6.  Selected Financial Data

                               Years Ended December 31
                   1995        1994        1993        1992       1991
Operating
 revenues       $2,676,204  $2,471,196  $1,776,810  $ 585,032   $ 192,360

Income (loss)
 from oper-
 ations         $  636,594  $  548,593  $  179,410  $(194,192)  $(148,212)

Income (loss
 from oper-
 ations per
 share (1)      $      .16  $      .15  $      .06  $    (.08)  $    (.25)

Total assets    $6,156,025  $4,984,665  $4,021,449  $2,891,343  $1,258,964

Long-term
 debt           $   19,486  $    5,991  $        -  $       -   $        -

(1) Per shares amounts have been restated to reflect the 1-for-20 reverse split in 1993 and the 1-for-2.5 reverse split in 1995.

NOTE: The Transcon acquisition was accounted for by the pooling of interests method. Columns for 1992-1994 have been adjusted to include the activities and assets of Transcon for those periods on a pooling basis.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Discussion

The fiscal year ended December 31, 1995 marked the first full year of Transcon Energy's operations under GTRO as a wholly owned subsidiary. The results are exceptional. Revenues from the south Texas operations allowed GTRO to expand into other areas to further build assets and revenues. During the first quarter of 1995 the Company purchased tire shredding equipment and leased it to Southwest Tire Processors. The equipment is second to none in size in the southwest United States handling tires up to 7,000 pounds. Another key factor in attracting GTRO toward involvment with Southwest Tire Processors is that they are the only permitted facility within the state of New Mexico. Rental revenues from this equipment for GTRO were $593,818. GTRO's total investment in the tire shredding equipment was $488,300.

Another major investment was the purchase of more than 10,000 acres of land in the Ruidoso area of New Mexico. The purchase of this acreage was approximately $500,000. During the fourth quarter, two forty acre tracts were sold which generated $83,600 in profits for the Company.

Expanding the south Texas service operation also occurred during the year. OCR Investments, a wholly owned subsidiary of the Company, built a new facility in a prime location to accommodate additional formation water generated in the area. This new disposal went on line during October 1995 building revenues each month. The cost of construction of this facility was about $125,000.

The outlook for each of the Company's market segments is exciting for 1996. Oil and gas prices have climbed significantly during the first quarter of 1996, which has caused an increase in production and drilling activity in the deep gas fields of south Texas where the Company's subsidiaries are located. Disposal fees are up, rig service fees are increasing, and fresh water sales have also increased dramatically.

It is important to note the financial statements accompanying this report are consolidated with Transcon and OCR and are combined for all periods presented. Pooling of interests is the accounting reporting procedure used in the acquisition of Transcon. This type of reporting procedure requires the registrant to report the financial statements on a consolidated basis for the past three years on the income statement and two years on the balance sheet. GTRO acquired Transcon on August 1, 1994.

Assets

Total assets grew $1,171,360, representing a 23% growth. Total assets on December 31, 1995 were $6,156,025 compared to $4,984,665 on December 31, 1994.
This increase in assets is primarily attributable to the increase in property and equipment (Apache Ranch and tire shredder equipment). In addition to these two major acquisitions, the Company acquired another disposal site in south Texas and increased its ownership in Jim Wells SWD, Inc. to 100%. It is important to note that GTRO and its subsidiaries made each of these acquisitions without incurring debt; as of year end they were fully paid and no debt was outstanding on these newly acquired assets. Each of these projects were either funded with the issuance of stock or with cash from the south Texas operations.

Current liabilities amounted to $451,799 on December 31, 1995, of which $300,359 is deferred income taxes. GTRO has a carried forward tax loss which eliminates this tax liability. Accounting reporting procedures require the presentation of the tax liability as if tax was payable. Under other assets $363,454 is listed as a deferred federal tax asset.

The allocation of the $101,094 accounts payable is $31,703 from Transcon, $14,495 from OCR, $2,029 from Jim Wells and $49,463 from GTRO's general account. Transcon, OCR and Jim Wells accounts payable are related to their normal operations. Of the $49,463 on GTRO's general account, $35,000 was incurred on the purchase of the Company's stock.

The ratio of current assets to current liabilities represents GTRO's liquidity ratio. The liquidity ratio was 5.92:1 on December 31, 1995, 9.52:1 on December 31, 1994, and 2.56:1 on December 31, 1993. The decline in the Company's liquidity ratio is directly related to current liabilities increasing due to the addition of $300,359 in deferred income taxes. A significant portion of the current assets is the Transcon accounts receivable. It is not uncommon for receivables to be high when providing services to energy companies. A major part of these receivables are from one customer. This customer has always paid on a 90 to a 120 day paying cycle.

On December 31, 1995, GTRO's stockholders' equity was $5,631,845 which further illustrates the liquidity and financial soundness of GTRO, as the total assets are $6,156,025. Stockholders' equity was $1.47 per share on December 31, 1995 compared to $1.27 per share on December 31, 1994. GTRO plans to continue the policy of making acquisitions without incurring bank debt. The cash flow is expected to fulfill the obligations planned for 1996.

Revenues

Record revenues were reported for 1995 reaching $2,676,204 which is up $205,008 over the previous year and $899,394 over the year ended December 31, 1993. The most significant change in revenues came from the rental of certain tire shredding equipment to Southwest Tire Processors. Revenues of $593,818 were reported from this lease agreement.

Disposal fees from each of the Company's south Texas subsidiaries were $1,415,025 from Transcon, $352,486 from OCR and $22,353 from Jim Wells for a total of $1,789,864. Revenues from the south Texas operations began to improve during the end of the fourth quarter. The record winter weather for the United States has caused a demand for natural gas which has increased gas prices, causing production and drilling to increase in the south Texas area where GTRO's subsidiaries operate. Subsequent to year end, record disposal fees were being recorded as well as fresh water sales being up dramatically for new wells being drilled.

The Company continues to play an active role in Australia as it was a part of a group that was awarded a 12,900,000 acre oil and gas concession in western Queensland. GTRO holds a 20% interest in this area. Subsequent to year end a contract was signed selling all of the working interest and retaining a 1% override for GTRO, plus making a profit of approximately $15,000 on the sale.

Revenues from the Company's Australian production totaled $131,045 for the year ended December 31, 1995 which was approximately the same as the previous year ($131,034). In October 1995 a new well was discovered on ATP 299 which tested 2,700 barrels of oil per day. Production from this well should enhance revenues from ATP 299 during 1996. GTRO holds a 1.463% override under this 861,000 acre concession.

Several wells are planned for drilling on the Company's Australian overrides in 1996. For more information see Present Activities - ORRI on page 11.

Domestic oil income declined during 1995 to $79,775 as oil prices remained in the mid-teens during most of the year. Subsequent to year end, oil prices began to climb which will have an effect on the 1996 oil revenues generated from the Company's domestic overrides. Drilling programs are planned on certain properties in which the Company now holds carried working interests. Successful drilling on these properties will also be beneficial to the Company's domestic oil revenues.

Operating Expenses

Most expense categories declined in 1995 as reflected in total operating expenses being $1,086,515 compared to $1,479,685 in 1994. Management fees were not taken during 1995 as agreed in the acquisition agreement with Transcon and OCR. Three categories did increase in 1995 which were all related to expanding and improving the Company's operation. These categories were depreciation, depletion and amortization, personnel costs and repairs and maintenance.

Management plans to continue to seek methods to streamline its costs without hampering service to its clients in the south Texas operations, or its corporate obligations to the investment community.

Net Income

Net income before taxes was $1,139,029 in 1995 compared to $292,806 for 1994 and $235,129 for 1993. This growth represents a 389% increase over 1994 and a 484% increase over 1993. On a per share basis the net income before taxes is 29 cents per share for 1995 and 8 cents per share for 1994. Management is very pleased to report these net income figures and this record growth.

Net income for 1995 was $636,594 which is net after a tax expense of $451,655, when in fact the Company does not have a federal tax liability due to its carried forward federal tax loss. In 1994 the net income of $592,835 was actually enhanced by a tax credit of $357,798 which was a one time adjustment after the acquisition of Transcon Energy.

Management is very pleased with 1995 and looks forward to 1996 with excitement as GTRO seeks additional projects to further build revenues which complement the Company's existing operations.


Item 8.  Financial Statements and Supplementary Data

The following financial statement information for Golden Triangle Royalty & Oil, Inc. and subsidiaries is set forth below.

            - Report of Independent Certified Public Accountant
            - Consolidated Balance Sheets
            - Consolidated Statements of Operations
            - Consolidated Statements of Changes in Shareholders'Equity
            - Consolidated Statements of Cash Flows
            - Notes to Consolidated Financial Statements
            - Supplementary Data - Reserves of Oil and Gas


       --------------------------------------------------------------

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Golden Triangle Royalty & Oil, Inc.
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Golden Triangle Royalty & Oil, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Triangle Royalty & Oil, Inc. and Subsidiaries at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

 /s/ ROBERT EARLY & COMPANY, P.C.
Robert Early & Company, P.C.
Abilene, Texas


March 15, 1996

               GOLDEN TRIANGLE ROYALTY & OIL, INC.
                    CONSOLIDATED BALANCE SHEET


                                                      December 31
                                                   1995           1994
                              ASSETS
CURRENT ASSETS
 Cash                                           $   86,255   $   236,235
 Accounts receivable - trade          		   958,436       600,505
 Accounts receivable - related parties              92,997             -
 Accounts and notes receivable - other               3,888       150,629
 Investments                                         5,427        10,644
 Prepaid expenses                                   61,150        50,000
 Total Current Assets                            1,208,153     1,048,013

PROPERTY AND EQUIPMENT
 Oil and gas properties (full cost method)
  Proven                                         2,368,896     2,281,418
  Unproven                                         405,107       510,418
  Production equipment                           1,959,525       863,197
  Office furniture and equipment                    40,681       210,534
  Equipment under capital lease                          -        20,082
  Well leasehold and water rights                  259,872       200,000
  Land                                             532,454       118,958
  Accumulated depreciation, depletion and
   amortization                                 (1,099,991)     (929,381)
      Net Property and Equipment                 4,466,544     3,275,226

OTHER ASSETS
  Restricted cash                                      580         5,156
  Investment in subsidiary                           5,000        84,262
  Accounts and notes receivable - long term         82,470         2,932
  Printing supplies inventory (at cost)                  -        13,422
  Prepaid services                                       -        50,000
  Goodwill (net of amortization)                    29,824        14,536
  Deferred federal tax assets                      363,454       491,118
       Total Other Assets                          481,328       661,426
TOTAL ASSETS                                    $6,156,025    $4,984,665

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                             $  101,094    $   26,734
   Accrued expenses                                 23,167        15,281
   Accrued income taxes                             21,743        21,400
   Notes payable - related parties                       -        16,997
   Deferred income taxes - current                 300,359        22,247
   Note payable - current portion                    5,436             -
   Capital lease liability                               -        13,205
TOTAL CURRENT LIABILITIES                          451,799       115,864

   Note payable (net of current portion)            19,486             -
   Deferred income taxes - non-current              52,895         7,075
TOTAL LIABILITIES                                  524,180       122,939

STOCKHOLDERS' EQUITY
   Common stock, $.001 par (100,000,000
   authorized 3,832,967 and 3,832,967
   shares outstanding)                               3,833         3,833
   Stock subscribed (115,600 shares)               195,320             -
   Paid-in capital                               6,938,200     6,923,200
   Treasury stock (26,701 shares)                  (71,780)            -
   Unrealized gain/(loss) on securities
   held for sale                                    (5,015)            -
   Accumulated deficit                          (1,428,713)   (2,065,307)
   Net Stockholders' Equity                      5,631,845     4,861,726
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                      $6,156,025    $4,984,665

The accompanying notes are an integral part of these financial statements.

               GOLDEN TRIANGLE ROYALTY & OIL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Year Ended December 31
                                           1995       1994         1993
OPERATING REVENUES
Disposal fees & service
 revenues                               $1,789,864  $2,161,614  $1,538,634
Oil and gas production                     210,820     237,119     230,100
Rental income                              593,818           -          -
Other income                                 1,657       4,151       8,076
Gain on sale of assets                      80,045      68,312           -
   Total Operating Revenues              2,676,204   2,471,196   1,776,810

COSTS OF REVENUES
Australian marketing costs                  67,755      68,052      46,994
Production expenses and taxes               10,238      13,714      15,210
Contract services                           68,498     227,534     235,988
Direct materials and supplies              167,305     170,562     171,613
Lease cost                                  80,738      66,299      42,391
Utilities                                   52,170      41,814      20,806
   Total Costs of Revenues                 446,704     587,975     533,002
GROSS PROFIT                             2,229,500   1,883,221   1,243,808

OPERATING EXPENSES
Depreciation, depletion and
 amortization                              275,126     185,896     142,512
Personnel costs                            288,112     222,092     168,058
Management fees                                  -     617,427     406,758
Directors' fees                              5,000      20,000      50,000
Professional fees                           68,366      69,544      48,273
Ranch operations                            53,339           -          -
Advertising and promotion                  130,798     189,990      40,605
Stockholder relations                       29,358      53,117      32,867
Repairs and maintenance                     87,349      47,051      39,590
Other expenses                              97,750     129,138      50,709
Rent                                        22,375      18,618      20,475
Taxes                                       27,361      26,812      18,029
Bad debts                                    1,581           -       2,333
   Total Operating Expenses              1,086,515   1,579,685   1,020,209

INCOME FROM OPERATIONS                   1,142,985     303,536     223,599

OTHER INCOME (EXPENSES)
Interest and dividend income                 1,823       4,804       8,767
Equity in subsidiaries' income             (12,077)      4,262          -
Unrealized gains (losses) on
  marketable securities                          -      (2,854)    (56,257)
Gain (loss) on sale of securities             (199)    (31,014)     36,533
Stock transfer fees                         21,095      16,530      36,422
Interest expense                           (14,598)     (2,458)    (13,747)
Foreign exchange gain (loss)                     -           -        (188)
INCOME BEFORE INCOME TAXES               1,139,029     292,806     235,129
Australian income taxes                     20,200      19,547      27,926
Current income tax expense                  30,580      82,464       5,635
Deferred income tax expense                451,655    (357,798)     22,158
NET INCOME                              $  636,594  $  548,593  $  179,410
Weighted Average Shares
 Outstanding                             3,880,521   3,627,416   2,985,791
INCOME PER SHARE                        $     0.16  $     0.15  $     0.06


The accompanying notes are an integral part of these financial statements.

Statement of Changes in Stockholders' Equity

                              GOLDEN TRIANGLE ROYALTY & OIL, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Additional                      Accumu-              Unrealized
                                   Common Stock   Stock Subscribed      Paid in   Treasury Stock      lated       Deferred    Gains
                                  Shares    Amount  Shares   Amount      Capital  Shares   Amount      Deficit    Services  (Losses)
Balances at 12-31-92            3,152,634   $3,152       -        -     $5,433,285      -  $     -  $(2,872,451) $    -     $    -
 Issued for cash                  433,824     434                          349,866
 Issued for acquisition of OCR    316,949     317                          257,204                       79,142
 Issued for directors' fees        37,539      38                           49,962
 Issued for accrued salary        133,334     133                           47,867
 Issued for royalty interests      82,676      83                           61,025
 Options issued for deferred
    services                                                                46,200                                 (46,200)
 Proceeds from short-swing
   profits                                                                   3,166
 Net income for year                                                             -                      179,410
Balances at 12-31-93            4,156,956    4,157       -        -      6,248,575      -        -   (2,613,899)   (46,200)       -

 Issued for cash                  756,400     756                          429,824
 Purchase of small position
   stock                          (3,889)     (4)                          (3,496)
 Issued for royalty interests     458,100     458                          199,961
 Issued for acquisition of
    Transcon Energy             4,148,148    4,148                         (4,148)
 Issued for services               60,000      60                           46,742
 Net income for year                                                                                    548,593     46,200
Balances at 12-31-94            9,575,715    9,575       -        -      6,917,458      -        -   (2,065,306)       -         -

Effect of 1-for-2.5 reverse
    stock split                 (5,742,748)  (5,742)                         5,742
Proceeds from short-swing
     profit                                                                 15,000
Subscribed by related parties
 for:
  Disposal site & equipment                          99,600  175,320
  1/2 of Jim Wells SWD                               16,000   20,000
 Purchases                                                                          17,375  53,620
 Accepted for fixed assets                                                          11,323  23,000
 Issued in promotional efforts                                                     (1,997) (4,840)
 Net income for year                                                                                    636,594      -      (5,015)
Balances at 12-31-95            3,832,967    $3,833  115,600 $195,320   $6,938,200  26,701 $71,780  $(1,428,712) $   -      $(5,015)

The accompanying notes are an integral part of these financial statements.

               GOLDEN TRIANGLE ROYALTY & OIL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              Year Ended December 31
                                           1995       1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                             $ 636,594   $ 548,593 $ 179,410
  Adjustments to reconcile
   net income to net cash provided
   by operating activities:
   Depreciation, depletion and
   amortization                           325,126     235,896    142,512
   (Gain) loss on sale of assets          (79,846)    (37,298)   (36,533)
   Directors' stock compensation                -       8,000     50,000
   Payroll paid with stock                      -           -     48,000
   Unrealized losses (gains) on
     marketable securities                      -       2,854     56,257
   Equity in subsidiary's income           12,077      (4,262)         -
   Deferred income taxes                  451,596    (357,798)    22,158
  (Increase) decrease in:
   Accounts receivable                   (205,951)   (250,845)  (332,748)
   Inventories                             13,422      (5,767)    (3,458)
   Prepaid expenses                             -       5,480   (155,480)
   Restricted cash                          4,576      12,728    (14,560)
  Increase (decrease) in:
   Trade accounts payable                  74,360     (15,466)    (9,584)
   Accrued interest payable                     -           -     (5,359)
   Accrued expenses                         8,229      27,666       8,140
   Amounts due to/from related
    parties                              (109,994)   (338,446)   269,822
NET CASH PROVIDED/(USED) BY
 OPERATING ACTIVITIES                   1,130,189    (168,665)   218,577

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and
   equipment                           (1,294,837)   (626,220)  (136,517)
  Purchase of marketable
   securities                                   -     (23,517)    (1,800)
  Loan payments received                      223           -          -
  Cash from purchase of Jim Wells
   & OCR                                      658           -      7,196
  Investment in unconsolidated
   subsidiary                              (5,000)          -          -
  Proceeds from sale of assets             40,850     160,603     70,483
NET CASH PROVIDED/(USED) BY
 INVESTING ACTIVITIES                  (1,258,106)   (489,134)   (60,638)

CASH FLOWS FROM FINANCING
 ACTIVITIES
 Proceeds from issuing common
   stock                                        -     430,580    350,300
  Proceeds from short-swing
   profits                                 15,000           -      3,166
  Purchase of small position
   and treasury stock                     (48,780)     (3,500)         -
  Advances from related parties           181,000           -          -
  Repayment of advances from
   related parties                       (181,000)          -    (51,727)
  Proceeds from notes payable              24,922           -          -
  Repayment of notes and lease
   payables                               (13,205)          -   (135,000)
NET CASH PROVIDED/(USED) BY
 FINANCING ACTIVITIES                     (22,063)    427,080    166,739

NET INCREASE/(DECREASE) IN CASH          (149,980)   (230,719)   324,678
CASH - BEGINNING OF YEAR                  236,235     466,954    142,276
  CASH - END OF YEAR                    $  86,255   $ 236,235  $ 466,954

The accompanying notes are an integral part of these financial statements.

                    GOLDEN TRIANGLE ROYALTY & OIL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1995, 1994 and 1993

GENERAL INFORMATION

Golden Triangle Royalty & Oil, Inc. and its subsidiaries (the Company) are engaged in the businesses of disposing of waste salt water which is produced along with oil and gas, providing fresh water and related services to drilling rigs, and ownership of passive (primarily royalty) interests in oil and gas production. The principal business is salt water disposal. Salt water is produced along with oil and gas and is required to be re-injected back into underground formations or otherwise disposed of as a regulated waste product. The Company has six disposal facilities in operation at the end of 1995. The fresh water and related services portion includes laying supply lines to drilling sites and sales of fresh water for drilling purposes. Both of these businesses are generally located in an area south of Laredo, Texas.

The passive oil and gas interests consist of U.S. and Australian properties in approximately equal revenues. The bulk of the oil and gas asset base is located in Australia.

During 1995, the Company purchased a tire shredding machine and leased it to a tire disposal company in New Mexico. Management has not determined the extent of additional involvement in this industry at this time.

In the Zapata, Texas area, the Company constructed a new disposal facility, acquired an existing facility, and purchased the remaining one-half of its 50% owned subsidiary, Jim Wells Salt Water Disposal, Inc. In New Mexico, the Company finalized its purchase of a ranch and acquired another smaller ranch which gives the Company control over deeded land and permanent grazing rights for land in excess of 10,000 acres. Additionally, the Company moved its administrative offices to Albuquerque, New Mexico.

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with generally accepted accounting principles and to general practices within the oil and gas industry for that portion of its business. Policies and practices which materially affect the determination of financial condition, changes in position, and results of operations are summarized as follows:

Principles of Consolidation.   The consolidated financial statements include
the accounts of Golden Triangle Royalty & Oil, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's subsidiaries at December 31, 1995 are Golden Triangle Coal & Mining, Inc., Golden Triangle Oil & Minerals, Inc. of Australia, Houston Oil & Energy, Inc., OCR Investments, Inc. (OCR), Transcon Energy Corporation (Transcon), Jim Wells Salt Water Disposal, Inc. (Jim Wells), and Apache Ranch, Inc. (wholly owned by Transcon). For purposes of these notes, these are collectively referred to as the Company.

Investment in Unconsolidated Subsidiaries.   Investments in unconsolidated
subsidiaries in which the Company has an ownership interest of 20% to 50%, or otherwise exercises significant influence, are carried at cost, adjusted for the Company's proportionate share of the subsidiary's undistributed earnings and losses. Jim Wells was owned 50% through September 1995 and Oil Seeps, Inc. (20%) was the only investment of this type at December 31, 1995.

Investment in Marketable Securities. During 1995, the Company implemented Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt & Equity Securities." Accordingly, marketable securities have been classified as available for sale. These investments are carried at the lower of cost or market at the balance sheet date. Unrealized gains and losses are determined by aggregating all marketable securities.

Property and Equipment. The Company follows the full cost method of accounting for oil and gas producing activities and, accordingly, capitalizes all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual rentals. Costs are recorded in cost centers on a country-by-country basis. In general, sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded.

Depletion and amortization for each cost center is computed on a composite unit-of-production method based on estimated proved reserves attributable to the respective cost center. All costs associated with oil and gas properties are currently included in the base for computation and amortization. Such costs include all acquisition, exploration and development costs. The Company's proved reserves related to working interests were estimated by a petroleum engineer who is not independent with respect to the Company at December 1993 and 1994. Those reserve estimates were rolled forward to December 1995 without additional analysis. All of the Company's producing working interests are located within the United States. Depletion totalled $53,927 for 1995.

Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Useful lives are 10 years for tanks and ramps, 7 years for equipment, and 5 years for electronic equipment. Depreciation totalled $204,532 for 1995.

Gains or losses on sales of property and equipment other than oil and gas properties are recognized as part of operations. Expenditures for renewals and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

Intangible Assets and Amortization. Intangible assets consist of disposal well leasehold, goodwill, and water rights. Goodwill and water rights are being amortized on a 10 year straight line basis. Well leasehold is being amortized on a 15 year straight line basis. Expense for these items is included with depreciation and depletion for presentation purposes. Amortization of well leasehold and water rights is included with accumulated depreciation and depletion for balance sheet presentation.

Income Taxes. The Company files a consolidated Federal income tax return. Currently Texas does not accept consolidated reporting and the Company has elected to file separate returns in New Mexico only for the entities required to file there. As such each entity may incur state tax liabilities based on its separate income or capital structure. Investment tax credits are accounted for by the flow-through method under which benefits are recognized in the year taxes are actually reduced. Foreign income taxes are deducted as an expense when incurred.

Common Stock Data. Per share data has been computed on the weighted average number of common stock shares outstanding each period. Due to a 1-for-2.5 reverse stock split during 1995, stock data for the prior years has been restated to present information on a consistent basis.

Cash Flows. The Company considers cash and investments in a cash management account to be cash equivalents for purposes of preparing its Statements of Cash Flows.

Environmental Issues. The Company's salt water disposal business is in a regulated environmental industry and is operated under permits from the Texas Natural Resource Conservation Commission, and the Texas Railroad Commission. Failure to comply with regulations could result in interruption or termination of the operations. Additionally, upon cessation of use, the wells will require plugging and site cleanup. Costs of voluntary termination and remediation have been estimated to be insignificant and are expected to be recorded as incurred.

New Accounting Pronouncements. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) issued by the FASB is effective for specific transactions entered into after December 15, 1995 while the disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations. At the present time, the Company has not determined if it will change its accounting policy for stock-based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown.

Advertising Costs. All advertising costs are expensed as incurred except as discussed in Note 5.

Stock Transfer Fees. During 1993, the Company elected to be its own stock transfer agent.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2:   ACQUISITION OF SUBSIDIARIES AND EQUITY METHOD INVESTEES

Effective August 1, 1994, the Company acquired 100% of the outstanding shares of Transcon in exchange for 4,148,148 shares of the Company's stock. This acquisition was accounted for using the pooling of interests method of reporting acquisitions and operations. In accordance with this method of accounting, the financial statements for all periods prior to the combination were restated to reflect the combined operations. Assets and liabilities of Transcon at the time of acquisition were included at book value rather than at fair value.

In September 1993, the Company acquired all of the outstanding stock of OCR in exchange for 316,949 shares of the Company's stock. This transaction did not qualify for the pooling method and was accounted for under the purchase method of accounting. The purchase method requires the allocation of the purchase price to the individual assets of the entity being acquired. The acquisition was made effective February 1, 1993 and OCR has been included in the consolidated financial statements since that time.

Both of these companies are in the business of disposing of salt water for oil and gas producers. Transcon currently owns four disposal facilities and OCR currently owns two. Transcon also provides drilling rig services in the form of delivery of drilling water through pipelines laid to the rig or through delivery of water into trucks.

Effective November 1, 1994, GTRO purchased one-half of the outstanding stock of Jim Wells (see additional discussion at Note 11) for $80,000. Additionally, $10,647 was paid to purchase one-half of the outstanding accounts receivable of Jim Wells at October 31, 1994. This investment was accounted for using the equity method for investments. Under this method, the Company records its share of the net income or loss as a separate item. The Company's investment is adjusted correspondingly for its share of income or loss.

In October 1995, the Company purchased the other half of Jim Wells with an agreement to issue stock and it became a wholly owned subsidiary (see also
Note 11). Because of this, 1995 includes a mix in its accounting for Jim Wells. The first three quarters are included under the equity method as described above and the fourth quarter is fully consolidated.

GTRO's investment in Jim Wells at acquisition exceeded the book value by $67,012. This excess was allocated $50,000 to fixed assets and $17,012 to goodwill. Leasehold is being amortized on a seven year straight line basis. Goodwill is being amortized on a ten year straight line basis. The acquisition of the second half has been recorded as a purchase also. Excess cost over book value is $13,231 which has been allocated to fixed assets and goodwill.

Oil Seeps, Inc. obtained a new authorization to prospect in Queensland, Australia during 1995. The Company invested $5,000 for a 20% ownership interest in this venture when it was applying for the prospect. A previous similar venture entered into during 1994 was Cooper Eromanga Inc. The prospect in Oil Seeps, Inc. has been sold subsequent to year end at a gain for the Company.

NOTE 3:   ACCOUNTS RECEIVABLE

At December 31, 1995 and 1994, the Company has accrued receivables for oil and gas production and receivables for salt water disposal and other services as presented below. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production. Collection of accrued domestic production generally occurs during the month following production. The domestic accrual at 1994 included certain amounts which were being held in suspense due to lack of proper paperwork for release. The cost basis of the following receivables is believed to approximate their fair value.

                                           1995      1994
Australian oil production              $  10,835  $  24,937
Domestic oil and gas production            6,421     10,908
Salt water disposal and
  rig services                           519,184    564,660
Tire shredder lease                      421,996         -
                                       $ 958,436  $ 600,505

The salt water disposal and rig services receivables include one customer upon which the Company is relatively reliant. This customer's balances at 1995 and 1994 were approximately 77% and 65% of these totals. No allowances for bad debts have been established because the Company has not experienced any inability to collect its receivables. The tire shredder lease is entirely with one entity. Lease income from the tire shredder is expected to decline significantly in 1996 because of the way the lease was structured. Sale of two 40 acre tracts of the ranch land resulted in notes receivable secured by warranty deeds to the tracts. The notes bear interest at 10% per annum. Notes total $82,776 at December 31, 1995 and call for monthly payments of $820. The Company does not intend to parcel out the ranch, but may sell two to three more small tracts.

NOTE 4:   INVESTMENTS

The Company's investments in marketable securities have been entirely classified as "available-for-sale" rather than as "trading." This classification has occurred (in accordance with adoption of SFAS 115) because the Company expects to hold these investments for an undetermined period rather than for current trading. Having been so classified, these investments will continue to be carried at the lower of cost or market. However, unrealized gains and losses will not be shown in the results of operations, but will be adjusted against stockholders' equity. When the gains or losses are realized, stockholders' equity will be adjusted and the realized gains or losses will be reflected in the statement of operations.

The amounts shown on the balance sheet are at the lower of aggregate cost or market. The following table illustrates the current values, costs and unrealized gains and losses for the securities held. Note 2 includes a discussion of investments in subsidiaries.

                          December 31, 1995            December 31, 1994
                                       Unrealized                   Unrealized
                                Market   Gain                Market     Gain
                      Cost      Value    (Loss)     Cost      Value    (Loss)
Current Portfolio
 Black Giant Oil     $63,969   $ 1,898 $(62,071)   $63,969   $ 7,590 $(56,379)
 Santos, Ltd.          5,244     3,162   (2,082)     5,244     2,922   (2,322)
 Camelot Corp.           340       366       26        340       113     (227)
 Danzar, Inc.              -         -        -        203        19     (184)
                     $69,553   $ 5,426 $(64,127)   $69,756   $10,644 $(59,112)

The following is information regarding trading activity in securities. Cost is determined by actual cost on a first-in first-out basis.

                       Proceeds        Gains        Unrealized
                      from Sales    and (Losses)  Gains (Losses)
1995                  $      505     $    (199)    $   (5,015)
1994                      57,353       (31,014)        (2,854)
1993                      74,485        36,533        (56,257)


NOTE 5:   PREPAID EXPENSES

In December 1993, the Company entered into an agreement with Wall Street Marketing Group, Inc. for three years of public relations services. These services were prepaid as part of a separate agreement for consulting services with Hunter Equities, Inc. The value of these services ($150,000) is being amortized over the three year period. A cost of $50,000 has been included in advertising and promotion in 1994 and in 1995 in accordance with this amortization policy and the remaining balance of $50,000 will be expensed in 1996.

In a subsequent agreement with Hunter Equities, Inc. in 1994, the Company accepted a note for $39,000 for a balance due on the issuance of stock. After paying $11,000 on this note, Hunter Equities contested the amount due. In settlement of the balance, Hunter Equities paid $5,700 and the Company received a promise of printing services at a discounted rate valued at $11,150. The Company wrote off the remaining $11,150 as additional promotional costs.

NOTE 6:   OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION

The Company has historically acquired Australian overriding royalties as availability and negotiations provide opportunity. In addition, two working interests have been acquired. However, the Company is not in a position to control development activities in these areas. Australian concessions require that minimum prospecting expenditures be incurred during their four year term. No estimate can be made as to when development may begin on the non-producing properties. Some concessions from prior years have not been developed and are not producing revenues. However, because they were acquired from related parties for stock, the two producing concessions have no book value.

Royalty costs are amortized using the percentage method of depletion under which depletion has historically been recorded at 15% of gross revenue. The rate was increased to 19% in 1994 and 22% in 1995. Since the costs described above, as well as some U.S. properties, have not been developed, they are not being amortized directly, only to the extent producing properties have been depleted below cost. These costs excluded from amortization totalled $405,107 at December 31, 1995.

The Company's investment ($65,483) in a prospect in Arizona which has remained undeveloped has been excluded from amortization and the ceiling test.

During 1994, the Company acquired various U.S. working interests for a total of $121,667. The work anticipated on these properties was partially unsuccessful and never begun on others. The Company determined that it was not interested in investing further funds toward development of these properties. In 1995, the Company was successful in exchanging its working interests for carried working interests on these properties. The agreement calls for the Company to relinquish most of its interest in exchange for the purchaser continuing the development of the properties at no additional cost to the Company. The conversion makes the Company's interest quite similar to an overriding royalty interest. As such, these costs have been reclassified as royalty interests rather than working interests. Work is scheduled on some of these properties in early 1996 and is expected on others later in 1996.

NOTE 7:   AMORTIZATION OF OIL AND GAS PROPERTIES

The following presents the amortization (depletion) charged against income on a per unit basis. Working interests were amortized based on equivalent barrels of oil produced while royalty depletion, as discussed above, is calculated as a percentage of gross revenue.

                                           1995      1994      1993
United States
  Working interests ($/bbl)              $  8.04   $  9.55   $ 11.28
  Royalty interests ($/$ revenue)        $   .22   $   .19   $   .15
Australian royalties ($/$ revenue)       $   .22   $   .19   $   .15

NOTE 8:   INCOME TAXES

As of December 31, 1995 and 1994, the Company had accumulated deficits of $1,428,712 and $2,065,306. However, operating loss carry-forwards for tax purposes vary from these amounts due to differences in the tax treatment of various items. These loss carry-forwards, which should provide future benefits, expire as shown in the following table. Investment tax credits are reported using the flow-through method. Loss carry-forwards of $376,233 have been utilized in 1995.

                                        Amount of Op-    Amount of
                          Year of       erating Loss     Investment
                         Expiration     Carry-Forward    Tax Credit
                           1996         $           -    $     2,050
                           1997                     -          1,606
                           1998                     -            389
                           2000                14,422          3,604
                           2001               178,703              -
                           2002               329,497              -
                           2003               290,199              -
                           2004               268,448              -
                           2005               170,463              -
                           2006               135,038              -
                           2007               237,375              -
                           2008               112,290              -
                          TOTALS        $   1,736,435    $     7,649

The provision for income taxes is as follows:

                                      1995       1994     1993
              Current
                Australian          $ 20,200  $ 19,547  $ 27,926
                Federal                    -    61,064     2,624
                State                 30,580    21,400     3,011
                                      50,780   102,011    33,561

              Deferred
                Federal              391,569  (364,962)         -
                State                 60,086     7,164     22,158
                                     451,655  (357,798)    22,158
              Total                 $502,435 $(255,787)  $ 55,719

The $364,962 deferred benefit realized in 1994 arose from the elimination of a valuation allowance which had been maintained against GTRO's net operating loss deferred tax asset. Accounting rules require the assessment of deferred tax assets and a determination as to the ability of the Company to realize benefits from those assets. A valuation allowance is charged against tax assets when a determination is made that realization is not probable. This was the case with GTRO's tax asset prior to 1994. With the acquisition of Transcon and OCR, it is evident that these net operating losses can be reasonably expected to be utilized prior to expiration.

The tax effects of temporary differences that give rise to deferred tax (liabilities) and deferred tax assets are as follows:

                                      1995                       1994
                              Assets    Liabilities      Assets     Liabilities
Depreciation, depletion
 and amortization            $ 63,443   $        -      $ 75,892     $      -
Cash basis taxes vs.
 accrual books                      -      244,672             -       83,636
Unrealized gains and
 losses on marketable
 securities                         -       19,232        20,098            -
Investments in
 subsidiaries                       -      212,749             -      143,956
Net operating losses
 carried forward              532,694            -       615,071            -
Installment sale
 receivable                         -       27,583             -            -
Investment tax credits
 carried forward                7,649            -         7,649            -
   Totals                    $603,786     $504,236      $718,710     $227,592


Australian income taxes are based on 30% of distributable income from oil production and 10% of interest earned. These taxes are withheld by the Australian payor.

The following table presents the significant differences between federal income taxes based on book income before taxes and the Company's estimated federal income tax expense.

Estimated federal tax on book income             $ 387,270
State taxes                                        (10,397)
Depreciation, depletion and amortization           (29,860)
Installment sales                                  (26,581)
Non-deductible expenses                             17,646
Cash basis adjustments                            (217,153)
Net operating loss carry-forward                  (120,925)
  Estimated federal income tax                  $        -

NOTE 9:   LEASES

During January 1994, the Company became the lessee of graphics computer equipment and an envelope printer under a lease expiring July 1996 and February 1997 which qualified as capital leases. These assets were recorded at the present value of the minimum lease payments which is lower than the fair market value of the assets and are being amortized over their estimated productive life. Amortization has been included in depreciation expense.

During 1995, one lease was cancelled and the other one was bought out, as the Company moved its main office to Albuquerque, New Mexico. Loss on the cancelled lease was included in gain/loss on disposal of assets. The cost of the purchased equipment became part of office equipment.

Lease cost for the Company's offices totalled $16,150 for 1995, and $15,300 for 1994 and 1993. Lease arrangements do not require minimum lease payments or have fixed terms.

NOTE 10:   FIXED ASSETS ADDITIONS AND DISPOSITIONS

During 1995, the Company significantly increased its fixed assets. A ranch which was being purchased as funds were available was completely paid for at a total cost of $349,458 (1995 investment was $230,500). Another contiguous ranch was purchased for $150,000 which brought the total managed acreage over 10,000. In the latter part of the year, two 40 acre tracts were sold for a total of $90,000 with the Company carrying the notes for $83,000.

A tire shredder was purchased for $488,300 and leased to a tire disposal company in New Mexico. The Company agreed to issue stock for an existing disposal facility and constructed an entirely new facility. Other operating assets were also acquired as needed.

In conjunction with the move of the corporate administrative offices to Albuquerque, New Mexico, the Company sold most of its office equipment and all of its printing and reproduction equipment. In so doing, the Company recognized a loss of $2,967.

The purchase of a pickup was financed through Chrysler Financial by a member of management. The Company assumed the payments for this note and the asset and liability have been recorded. The note is for 48 months with approximately $6,000 in principal due each year.

NOTE 11:   TRANSACTIONS WITH RELATED PARTIES

During the years presented, the companies had many transactions with related parties. Most of these transactions were not significant individually or when aggregated by type of transaction. However, some transactions were significant. During August of 1994, GTRO acquired 100% of the outstanding stock of Transcon. Transcon was privately owned by individuals (the Owens Group) who owned 7% of the outstanding stock of GTRO and Kenneth Owens, a member of the Owens Group was a member of the Board of Directors of GTRO. During 1993 and 1994, before the acquisition, Transcon incurred related party transactions with the Owens Group for contract management and other services which were discontinued after the effective date of the acquisition by GTRO. In addition, the Owens Group, which immediately after the acquisition of Transcon owned approximately 45% of the outstanding shares of GTRO, continues to own other disposal facilities which might be considered to be in competition with the Company's operations. This group's only salt water disposal facility is located approximately 100 miles from the nearest facility operated by the Company.

During 1994, the Company and the Owens Group each acquired one-half interest in Jim Wells which operates a single disposal site in an area outside of the area serviced by Transcon and OCR. The Company purchased the Owens Group's
interest in Jim Wells during 1995.   Additionally, the Company purchased from
the Owens Group ranch land in New Mexico. The Owens Group had acquired this property for cash and notes payable and sold it to the Company at cost.

During 1994, the Company lent $65,000 to officers and directors. At present, no payments have been made on this loan. However, management believes this loan is valid and collectible.

During 1995, the Company acquired the remaining one-half of Jim Wells (as discussed at Note 2) from members of the Owens Group or their affiliates. Also, the Company acquired another salt water disposal facility and a piece of equipment from the Owens Group. These assets were purchased under an agreement to issue specified numbers of shares of restricted stock. The previous owners have elected to defer the receipt of the stock for reasons of their own. The shares have been reported as subscribed stock and have been included in the calculation of earnings per share. These transactions were valued at $20,000 for Jim Wells, and $175,321 for the disposal facility and equipment in exchange for the issuance of 115,600 shares of stock. Since the stock is restricted under Rule 144, the values assigned to the transactions were based on lower of the estimated fair value of the assets received, cost of the assets in the hands of the related party, or one-half of the market price at the time of the agreement.

The purchase of the salt water disposal facility described above and the remaining one-half of Jim Wells removed the Owens Group from direct competition in the general area of the Company's salt water disposal operations. However, as noted above, this Group continues to own another salt water disposal facility in another area and is involved in other types of disposal operations.

Due to the significant demands for cash required to purchase the tire shredder and to complete the purchase of the two ranches in New Mexico, officers and directors of the Company made short-term loans to the Company totalling $181,000. These loans were repaid, with interest, during the year.

Also during 1995, the Company transferred certain small volume working and royalty interests to a related party in exchange for a reduction in future compensation of $21,600. This receivable is being amortized to contract services as the services are rendered. The Company retained an option to repurchase any of these interests within a three year period should it desire to do so. Other miscellaneous transactions resulted in an advance to officers of approximately $9,000 which are included in the related party receivables.

NOTE 12:   FOREIGN OPERATIONS

The Company operates principally in the United States and Australia. The following is a summary of information by area for 1995, 1994 and 1993.

                                          1995        1994        1993
Net sales to unaffiliated
 customers:
   United States                       $2,545,159   $2,340,162  $1,654,610
   Australia                              131,045      131,034     122,200
Operating revenues as reported
 in the accompanying financial
 statements                            $2,676,204   $2,471,196  $1,776,810

Income (loss) from operations:
   United States                       $1,779,226   $1,436,417  $1,017,585
   Australia                               34,460       48,677      44,131
                                        1,813,686    1,485,094   1,061,716
Other income and expense                   (3,956)     (10,730)     11,530
General corporate expenses               (670,701)  (1,181,558)   (838,107)
Income (loss) before income
 taxes as reported in the
 accompanying financial
 statements                            $1,139,029    $ 292,806   $ 235,139
Identifiable assets:
   United States                       $4,732,421   $3,315,798  $2,194,695
   Australia                            1,270,772    1,313,704   1,113,246
                                        6,003,193    4,629,502   3,307,941
General corporate assets                  152,832      355,153     713,508
Total assets as reported in
 the accompanying financial
 statements                            $6,156,025   $4,984,655  $4,021,449


NOTE 13.  CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMER

As shown in Note 3, the Company operated with significant accounts receivable balances. Only the receivable for the rent on the tire shredder has any form of collateral. This receivable is from a single entity and is secured solely by the right to remove the tire shredder or take over the operations. Additionally, approximately 77% of the receivables for salt water disposal and rig services are due from a single customer. This customer has historically paid bills from two to six months after incurrence. It represents approximately 54% of disposal and service revenues in 1995. As such, the Company's results of operations appear to be significantly reliant of this customer's continued ability to operate. A mitigating factor is that salt water produced from oil and gas wells is required to be disposed of under existing regulations and there exists only a limited number of disposal facilities in the area.

Saltwater disposal services are primarily centered around Zapata, Texas, which is a significant gas producing area. However, reductions in gas prices could significantly reduce the level of activity for both production levels and drilling services revenues. In early 1996, increases in prices have significantly increased the demand for water disposal and fresh water supply.


NOTE 14:   SUBSEQUENT EVENTS

Due to increased demand for water disposal, the Company is in the process of increasing the volume of water which it can dispose of at two of its locations. This increased capacity is being accomplished through the permitting of an additional disposal well at one location and the replacement of pumps which will be capable of injecting larger volumes through pressure increases on the disposal formations. The Company is also exploring the possibilities of constructing an additional fresh water supply location and an additional salt water disposal facility.

The Company's Oil Seeps, Inc. subsidiary has made arrangements to sell its Australian prospect to third parties for a profit to the Company.

               SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS (UNAUDITED)
                     December 31, 1995, 1994 and 1993

Reserves of oil and gas - Working Interests (unaudited)

The following table identifies the Company's estimated quantities of proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas related to working interests, as estimated through 1994 by a non-independent petroleum engineer, Ken Kamon, who is the son of Robert and Effie Kamon, former President and Secretary of the Company. Amounts for 1995 were rolled forward from the 1994 amounts without additional analysis by the engineer. The estimated proved oil and gas reserves included are located entirely within the United States.

                    Quantities of oil and gas reserves

                               1995            1994            1993
                           Oil      Gas     Oil     Gas     Oil      Gas
                         (bbls.)   (mcf)  (bbls.)  (mcf)  (bbls.)   (mcf)

Beginning of year         5,090   30,416   3,680  36,073   3,649   44,806
Extensions, discoveries
 and other additions          -       -       -       -       -        -
Purchases/(sales) of
 reserves in place       (1,566)   (612)   1,684       -     (52)    (868)
Revisions to previous
 estimates                    -      -       277     144     831   (2,576)
Production                 (132) (6,490)    (551) (5,801)   (748)  (5,289)
End of year               3,392  23,314    5,090  30,416   3,680   36,073

Revisions to reserve estimates represent changes in previous estimates of proved reserves resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors. Reserve information has not been reported to any other federal agencies.

Reserves of oil and gas - Royalty Interests (unaudited)

The quantities of proved reserves of oil and gas relating to royalty interests are not presented because the necessary information is not available or the Company's interests are not large enough to economically obtain this information. The Company's share of oil and gas produced from these interests is presented in the following schedule:

                                           United States    Australia
                                         Oil     Gas      Oil      Gas
                                       (bbls.)  (mcf)    (bbls.)  (mcf)
For the year ended:
    December 31, 1995                   3,056   8,670    6,855      -
    December 31, 1994                   3,654  10,519    7,385      -
    December 31, 1993                   3,940   8,739    6,472      -


              Results of Operations for Producing Activities
                      for the Year Ended December 31


                           1995             1994                 1993
                   United               United              United
                   States    Australia  States Australia    States   Australia

Sales of oil
 and gas            $69,709  $131,045  $84,179  $131,034  $107,900   $122,200
Production costs
 (including
 taxes)              10,238    66,734   13,488    46,935    15,211     59,739
Acquisition &
 exploration
 costs                    -         -    4,126   200,419    61,107      4,529
Depletion            15,336    28,030    7,476    24,896    18,330     31,215
                     25,574    94,764   25,090   272,250    94,648     95,483
Results of
 operations from
 producing ac-
 tivities (ex-
 cluding corporate
 overhead           $44,135  $ 36,281  $59,089 (141,216)  $ 13,252    $ 26,717


Capitalized Costs Relating to Oil and Gas Producing Activities

                                      December 31, 1995
                               United States   Australia     Total
Unproved properties (not
 being amortized)                 $   41,903   $ 468,515   $ 510,418
Proved properties (being
 amortized)
  Evaluated proved properties        268,057           -     268,057
  Unevaluated proved properties      930,904   1,064,624   1,995,528
                                   1,198,961   1,064,624   2,263,585
Total Capitalized Costs            1,240,864   1,533,139   2,774,003
Accumulated Depletion               (287,628)   (280,066)   (567,694)
   Net Capitalized Costs           $ 953,236  $1,253,073  $2,206,309

                                         December 31, 1994
                               United States   Australia     Total
Unproved properties (not
 being amortized)                 $   41,901   $ 468,515   $ 510,416
Proved properties (being
 amortized)
  Evaluated proved properties        289,657           -     289,657
  Unevaluated proved properties      927,137   1,064,624   1,991,761
                                   1,216,794   1,064,624   2,281,418
Total Capitalized Costs            1,258,695   1,533,139   2,791,834
Accumulated Depletion               (262,531)   (251,236)   (513,767)
     Net Capitalized Costs         $ 966,164  $1,281,903  $2,278,067

                                        December 31, 1993
                               United States   Australia     Total
Unproved properties (not
 being amortized)                 $   41,901   $ 268,097   $ 309,998
Proved properties (being
 amortized
  Evaluated proved properties        132,697           -     132,697
  Unevaluated proved properties      927,137   1,064,624   1,991,761
                                   1,059,834   1,064,624   2,124,458
Total Capitalized Costs            1,101,735   1,332,721   2,434,456
Accumulated Depletion               (232,037)   (226,339)   (458,376)
    Net Capitalized Costs          $ 869,698  $1,106,382  $1,976,080


Costs Incurred in Oil and Gas Property Acquisition, Exploration and
Development
                          1995                 1994                1993
                   United              United                 United
                   States   Australia  States   Australia    States  Australia
Property acquis-
 ition costs
   Proved            $    -   $     -  $156,960  $      -   $ 2,200  $      -
   Unproved           3,767         -         -   200,418     4,529    61,107
Exploration costs         -         -         -         -         -         -
Development costs         -         -         -         -         -         -
                     $3,767    $    -  $156,960  $200,418   $ 6,729   $61,107


         Standardized Measure of Discounted Future Net Cash Flows
            Relating to Proved Oil and Gas Reserves (unaudited)

                                           1995      1994         1993
Future cash inflows                      $ 95,923  $127,454  $104,197
Future production and development
 costs                                    (52,232)  (73,119)  (53,698)
Future income tax expense
 (see note)                                     -         -         -
Future net cash flows                      43,691    54,335    50,499
10% annual discount for estimated
 timing of cash flows                     (11,925)  (13,433)  (15,082)
Standardized measure of discounted
 future net cash flows                   $ 31,766  $ 40,902  $ 35,417

NOTE: The Company has net operating losses and investment tax credits which are expected to offset any forseeable future income taxes.


         Changes in Standardized Measure of Discounted Future Net
           Cash Flow from Proved Reserve Quantities (unaudited)

                                           1995       1994      1993
Standardized measure - beginning         $ 40,902  $ 35,417  $ 43,021
Sales, net of production costs             (6,511)  (11,662)  (15,230)
Sales of reserves in place                 (6,715)        -         -
Extensions and discoveries, net of
 future costs                                   -         -         -
Revisions of quantity estimates                 -     1,578     1,392
Purchase of reserves                            -     9,137         -
Accretion of discount                       4,090     3,542     4,302
Changes in sales prices, production costs
   and other                                    -     3,302     1,932
Other                                           -      (412)         -
Standardized measure - end               $ 31,766  $ 40,902  $ 35,417

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The Board of Directors of the Company (the "Board") presently consists of eight members. The directors of the Company are divided into three classes designated as Class I, Class II, and Class III. The term of office of the initial Class I directors expires at the next succeeding annual meeting of stockholders, the term of office of the initial Class II directors expires at the second succeeding annual meeting of stockholders, and the term of office of the initial Class III directors expires at the third succeeding annual meeting of stockholders. The initial Class I, Class II, and Class III directors are those directors elected at the June 14, 1991 annual meeting.
At each annual meeting after the June 14, 1991 annual meeting, directors to replace those of a Class whose terms expire at such meeting shall be elected to hold office until the third succeeding annual meeting. Currently serving
as directors are:   Ivan Webb, Karen Lee, Betty Polston, and David Polston as
Class I directors; Effie Kamon and John Vuksich as Class II directors; and Howard Siegel and Kenneth Owens as Class III directors. Thys B. Johnson resigned as a Class I director, and Robert Kamon resigned as a Class III director during February 1996 to pursue other projects. The following table sets forth information concerning the persons currently serving as directors of the Company.

                                                    Date First
                                 Position With        Elected
      Name               Age       the Company      as Director

Kenneth Owens             58 Chairman of the          1994
                             Board and President
Ivan Webb                 45 Chief Financial          1993
                             Officer and Director
Effie Kamon               71 Director                 1979
Karen Lee                 36 Director                 1989
Betty Polston             62 Director                 1995
David Polston             37 Director                 1995
Howard B. Siegel          53 Director                 1980

John M. Vuksich           44 Director                 1995

Executive Officers

Unless otherwise specified by the Board, all executive officers are elected for a term of one year, commencing with the date of the first meeting of the Board following the annual meeting of stockholders, and serve until their successors are elected or appointed and qualified, or until their respective death, resignation, removal or disqualification. All of the Company's officers are executive officers. The following table sets forth certain information with respect to the persons currently serving as executive officers of the Company.

                                                    Date First
                                 Position With        Elected
       Name              Age       the Company     as Director

Kenneth Owens             58  Chairman of the          1994
                              Board and President
Ivan Webb                 45  Chief Financial          1993
                              Officer and Director
Shawna Owens             23   Secretary/Treasurer      1995

Family relationships among the Company's officers and directors include:
Kenneth Owens and Shawna Owens are father and daughter, and Betty Polston and David Polston are mother and son.

Kenneth Owens, Chairman of the Board and President, has expertise in various areas of business. Beginning in 1961 he performed in a supervisory capacity for several worldwide companies including Becktel and Brown & Root. He has been involved in a variety of projects including: (1) Alaskan oil and gas pipeline; (2) ICBM projects; and (3) underground nuclear testing in Nevada. He has also been active in real estate and agriculture, acquiring a major interest in ranch grazing land and cattle operations in Texas, Arizona, and New Mexico covering hundreds of thousands of acres.

At the present time, he is active in both agricultural ventures and oil and gas operations. He is also consultant for surrounding businesses in south Texas concerning the Railroad Commission of Texas and the Texas Natural Resource Conservation Commission. He incorporated Transcon Energy Corp. in Texas in 1988, and since that time he has incorporated several other companies and holds positions in these companies as President and/or CEO or Director.

Ivan Webb, Chief Financial Officer and Director, is a petroleum landman. He received his Bachelor of Business Administration degree in Management from Tarleton State University (branch of Texas A & M) in 1978. In July, 1992, the Company acquired Houston Oil & Energy, Inc. (HOE). Mr. Webb was an officer and director of HOE for 11 years. He was instrumental in the preparation of four oil and gas public stock offerings in 1972, 1974, 1976 and 1981, being employed by each of these companies to seek oil and gas production plus manage the office operations. Mr. Webb has negotiated the acquisition of more than 200 producing oil and gas wells within the United States.

In addition to the domestic acquisitions, Mr. Webb has been active in leasing foreign oil and gas concessions, mostly in Australia. He has successfully leased over 12,000,000 acres in Queensland, Australia, and has negotiated lease terms with government officials for oil and gas exploration in Argentina, Guyana, and New Zealand. Over the past three years Mr. Webb has acted as an independent consultant and managed the drilling operations of sixteen oil and gas wells in central Texas, thirteen of which have been completed as producers.

Shawna Owens, Secretary/Treasurer, attended Texas A&M University and has experience in management, accounting and public relations with different law firms. Ms. Owens worked in Washington, D. C. for Senator Pete Dominici of New Mexico and also worked with the Sergeant of Arms for the U. S. Senate Chambers. She is in charge of bookkeeping and was instrumental in automating GTRO's accounting. Ms. Owens also performs public relations duties for the Company. She has been employed by the Company since August, 1995.

Effie Kamon, Director, has worked in the oil industry for over 30 years, first for a drilling company and later for Humble Pipe Line Co. (now Exxon) as Secretary to the North Texas District Superintendent. Since approximately 1958, she has been a partner in Kamon Petroleum Exploration, secretary of International Oil Lease Service Corp., and an officer and director of Australian Grazing & Pastoral Co. and various other private companies. Ms. Kamon is also a partner in Kamtex Oil Production Partnership.

Karen Lee, Director, graduated with high honors from Cisco Junior College. She administers the operation of the Company's offices in Springtown, Texas, is in charge of completing mailing programs, performs many tasks in connection with the Company's public relations and broker relations programs, does much of the research and writing for filing of Securities and Exchange Commission documents, and is the transfer agent for the Company. Ms. Lee has been employed by the Company for the past 16 years.

Betty Polston, Director, received two Masters degrees and worked as a business/education consultant before moving to South Texas. For the past six years she has been employed by OCR and Transcon, now subsidiaries of GTRO, and has been instrumental in the development of their facilities. She is the office manager, plus is responsible for establishing and keeping current all leases and permits for the entire South Texas operation, which includes OCR, Transcon and Jim Wells. She manages the base field radio and office phone on a 24 hour seven day a week basis, helps coordinate field operations, and handles inquiries from clients, Railroad Commission inspectors, lease holders, suppliers, SEC auditors etc.

David Polston, Director, has been in the oil and gas business for the past eight and one half years. He worked for companies such as Schlumberger and Trans Texas before starting up his own company, Texas Hydro Services, in 1990. He is an auto and diesel mechanic, helicopter engine mechanic, certified welder, and has six years of college education. He attained the rank of Sergeant while serving in the U.S. Marines and received numerous meritorious awards. For the past six years he has been employed by OCR and Transcon, now subsidiaries of GTRO, managing all of their field operations and helping to acquire all new lease agreements and permissions for all operations in the South Texas area.

Howard B. Siegel, Director, received his Bachelor of Business Administration Degree from the University of Oklahoma in 1966. He received a Doctor of Jurisprudence Degree from St. Mary's University School of Law in 1969. Mr. Siegel was formerly an attorney for Superior Oil Company, a major oil and gas concern located in Houston. He previously served as Vice President, General Counsel, and a member of the Board of Directors of Tenneco Inc. Federal Credit Union. From July 1974 to August 1989, Mr. Siegel was employed as an attorney with the law firm of Bracewell & Patterson in Houston, Texas, and from that date until January, 1991 he was employed with Hurt, Richardson, Garner, Todd & Cadenhead in Atlanta, Georgia. Mr. Siegel is currently employed as an attorney with Eikenburg & Stiles in Houston, Texas. Mr. Siegel has served in an advisory capacity to the Board of Directors of the Company since March 25, 1980.

John M. Vuksich, Director, received a B.S. degree from the U. S. Military Academy at West Point, a M.S. degree from Stanford University, and another M.S. degree from the Naval War College. From 1987 to 1991 he was the System Element Manager/Operations Research Analyst for the Strategic Defense Initiative Organization in Washington, D. C. From August 1991 to July 1993 he was the Senior Cost Analyst for the Office of the Assistant Secretary of Defense where he conducted independent assessments for the Under Secretary of Defense for Acquisition of selected defense programs, and assessed all elements of the Strategic Defense Initiative. From July 1993 to present Mr. Vuksich has served as the Science Advisor to the Governor of New Mexico.


Item 11.  Executive Compensation

The table on the following page sets forth certain information as to each of the Company's executive officers for the past three fiscal years.

                                                          Restricted
                                              Cash           Stock
      Name and                            Compensation   Compensation
  Principal Position          Year             ($)           ($)

Kenneth Owens                1993                -0-
Chairman and President       1994                -0-
                             1995                -0-

Ivan Webb                    1993             31,738
Chief Financial              1994             33,365
 Officer                     1995             38,926

Shawna Owens                 1993                -0-
Secretary/Treasurer          1994                -0-
                             1995              5,500

Robert Kamon                 1993                -0-        48,000**
President*                   1994                -0-             -0-
                             1995          12,000***             -0-

Karen Lee                    1993             22,895
Vice President*              1994             20,138
                             1995             21,710

Effie Kamon                  1993                -0-
Secretary*                   1994              1,800
                             1995                -0-

Joetta Schuman               1993              8,541
Treasurer*                   1994             10,886
                             1995             11,175

  *These officers were only officers for a portion of 1995. Karen Lee and Joetta Schuman, although not officers for the entire year, continue to be employed by GTRO, so their salary for the entire year is shown.

 **On June 21, 1991, the Board of Directors approved a resolution to pay Robert Kamon, President, a salary of $48,000 per year with payment on a quarterly basis, and subject to shareholder approval could issue restricted letter stock at 30% of the bid price in lieu of cash. Restricted stock must be held for a period of at least two (2) years before it can be sold on the market pursuant to SEC Rule 144. At the July, 1992 annual meeting shareholders approved the option of issuing restricted letter stock rather than cash for the salary. For the fiscal year 1993, $48,000 was accrued to pay Mr. Kamon's salary, and the Board chose to pay restricted letter stock, so Mr. Kamon received 133,334 (53,334 after adjustment for reverse split) shares of stock for his salary for 1993. Mr. Kamon volunteered to forego his salary for 1994.

***Mr. Kamon received $12,000 for his salary for the first quarter of 1995 based on the following - GTRO sold its interests in various printing equipment to Robert Kamon for $35,000, with a $12,000 credit toward his salary, and the remaining amount paid in restricted letter stock (see Item
13. Certain Relationships and Related Transactions).

Director Compensation

For the year 1993, the Board of Directors approved a $4,000 fee for services rendered in their capacities as directors. The majority of the Board voted to take the fees due them in restricted letter stock to avoid drawing cash from the Company. The 1993 fee was based on the bid price of the stock on January 4, 1993. In 1994 each director, with the exception of Robert Kamon who volunteered to forego his fee, received $2,000 cash for services rendered in their capacities as directors; no stock was issued for directors' fees.
In 1995, the Board approved a $1,500 fee for each director to be paid as cash or 500 shares of stock. Subsequent to the year end, the fee was paid in cash to six directors, and in stock to four directors.

Compensation Committee Report

The Board of Directors delegates responsibility for executive compensation to the Compensation Committee which is comprised of three of the directors on the Board. This committee reviews the salaries of each of the officers of the Company, as well as sets the directors' fees for the year. The
Committee recommended to the Board that all salaries remain at the same level for all officers during 1995.

The Compensation Committee did not recommend incentive packages to the Board for the officers and employees of the Company in 1995. The Committee did recommend changing directors' fees to be based on net income of the Company, beginning with a $1,500 fee per director for 1995, and after net income exceeds $1,500,000, doubling the fee each year that an increase of at least $500,000 occurs in net income.

Performance Graph - Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation's Common Stock against the cumulative total return of the NASDAQ Stock Market and the NASDAQ Non-Financial Stocks. The graph assumes that the value of the investment in the Corporation's Common Stock and each index was $100 at December 31, 1990. GTRO's numbers reflect a 5% stock dividend which was paid in 1990, a 1-for-20 reverse stock split in 1993, and a 1-for-2.5 reverse stock split in 1995.


Comparison of Five-Year Cumulative Total Return

         12-31        1990    1991      1992      1993      1994      1995

GTRO Stock          100.00   100.00    59.92      40.01    34.06      41.61

NASDAQ Stock        100.00   160.63   186.94    214.60    209.77     296.43

Non-Financial
Stocks              100.00   161.07   176.19    203.44    194.97     268.07


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the Company's common stock as of March 11, 1996 with respect to (1) each person known by the Company to own beneficially more than 5% of the Company's common stock,
(ii) each of the Company's directors, and (iii) all directors and officers of the Company as a group. The title of class is common stock, $.001 par value.

                                           # of Shares
         Name and                          Beneficially        Percent of
    Address of Stockholder                     Owned             Class

       Effie Kamon                                 -0-             0.00%
       P. O. Box 1629
       Cisco, Texas 76437

       Karen Lee                                 4,656             0.12%
       104 Oak Street
       Springtown, Texas 76082

       Kenneth Owens                         1,263,303            32.85%
       P. O. Box 1042
       Magdalena, New Mexico 87825

       Shawna Owens                              2,000             0.05%
       P. O. Box 22010
       Albuquerque, New Mexico 87154

       Betty Polston                           275,348             7.16%
       P. O. Box 470
       Zapata, Texas 78076

       David Polston                           274,708             7.14%
       P. O. Box 470
       Zapata, Texas 78076

       Howard B. Siegel                          1,225             0.03%
       1021 Main Street, Ste. 1100
       Houston, Texas 77002

       John Vuksich                             10,500             0.27%
       3214 Plumb St.
       Houston, Texas 77005

       Ivan Webb                                 5,300             0.14%
       P. O. Box 31
       Cisco, Texas 76437

       All directors and officers as a       1,836,540            47.76%
         group (9 persons)

       Ken Kamon                               263,840             6.86%
       P. O. Box 10589
       Midland, Texas 79072


Note: The stockholder identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

Changes in Control

No changes in control occurred during 1995. As previously reported, a change in control of the Company occurred December 27, 1994 when 4,148,148 (1,659,260 after adjustment for reverse split) shares of GTRO restricted stock were issued to the shareholders of Transcon Energy Corp. ("Transcon") in order for GTRO to acquire that company. GTRO now owns 100% of Transcon. This block of stock represented approximately 43% of the shares outstanding after its issuance and effectively transferred control of the Company to these shareholders. With this stock, plus stock already owned, the percentage of voting securities of the Registrant now beneficially owned by the persons who acquired control is 47.15%, with the primary holder being Kenneth Owens with 32.85% of the stock. Mr. Owens has sole voting and investment power on this 32.85% of the stock. Before the issuance of these shares no one person had voting control of the Company. GTRO agreed to allow the new controlling shareholder to appoint two people of his choice to the Board of Directors.


Item 13.  Certain Relationships and Related Transactions

During the year several transactions with related parties occurred. The Company purchased the remaining one-half interest in Jim Wells Salt Water Disposal from directors of the Company for 16,000 shares of GTRO restricted common stock; this transaction was valued at $20,000. In addition, the Company purchased County Line Disposal Plant and a piece of equipment from directors with the agreement to issue 99,600 shares of restricted stock for the purchase. This transaction was valued at $175,321. Also during 1995, the Company purchased ranch land in New Mexico from Kenneth Owens, President. Mr. Owens had acquired the property for cash and notes payable and sold it to GTRO at cost.

During 1994, the Company loaned $65,000 to directors for an investment. To date no payments have been made on this loan, but management believes the loan is valid and collectible. Demands for cash during 1995 to purchase the tire shredder and complete the purchase of ranch land in New Mexico were met by directors of the Company making short-term loans to GTRO in the amount of $181,000. GTRO repaid these loans, with interest, before the end of the year. During 1995 Robert Kamon, former President and Director of GTRO, purchased GTRO's printing equipment for $35,000, with a credit of $12,000 toward salary owed to him, and the remaining amount paid for with 28,308 shares of GTRO stock at 13/16ths transferred from Robert Kamon to GTRO.

Several of the officers and directors of the Company have invested in the oil and gas business, either directly or through entities in which they have an interest. Certain of these interests could directly compete with the interests of the Company. For example, Kenneth Owens, Chairman of the Board of GTRO, is an officer and director and the owner of companies which could directly compete with GTRO's subsidiaries, OCR and Transcon, in the salt water disposal business. During 1994 GTRO purchased various working interests from parties with whom Ivan Webb, Director, was associated, which could have been considered a possible conflict of interest. Although the Company is not aware of any present conflicts of interest, such present or future activities on the part of the officers and directors could directly compete with the interests of the Company. If the Company should enter into future transactions with its officers, directors or other related parties, the terms of any such transaction will be as favorable to the Company as those which could be obtained from an unrelated party in an arm's length transaction.

                                  PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K

       (a) The following documents are filed as a part of this report or are incorporated by reference:

            Financial Statements - The following information has been included in response to Item 8 above.

         -  Report of Independent Certified Public Accountants
         -  Consolidated Balance Sheets
         -  Consolidated Statements of Operations
         -  Consolidated Statements of Changes in Shareholders' Equity
         -  Consolidated Statements of Cash Flows
         -  Notes to Consolidated Financial Statements
         -  Supplementary Data for Reserves of Oil and Gas

       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GOLDEN TRIANGLE ROYALTY & OIL, INC.


                                     By: /s/ KENNETH OWENS
                                       Kenneth Owens
                                       President

                                       Date:   March 25, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                  Title                  Date


 /s/ EFFIE KAMON              Director                March 25, 1996
Effie Kamon


 /s/ KAREN LEE                Director                March 25, 1996
Karen Lee


 /s/ KENNETH OWENS            Chairman of the Board   March 25, 1996
Kenneth Owens                 and President


 /s/ BETTY POLSTON            Director                March 25, 1996
Betty Polston


 /s/ DAVID POLSTON            Director                March 25, 1996
David Polston


 /s/ HOWARD B. SIEGEL         Director                March 25, 1996
Howard B. Siegel


 /s/ JOHN VUKSICH             Director                March 25, 1996
John Vuksich


 /s/ IVAN WEBB                Chief Financial         March 25, 1996
Ivan Webb                     Officer, Principal
                              Accounting Officer
                              and Director