Form 10-Q
GOLDEN TRIANGLE ROYALTY & OIL INC
filed 1996-05-20
CIK 42284

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarter Ended MARCH 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [X] Yes   [ ] NO


         3,939,531 Shares, Common Stock, $.001 Par Value
   Number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 1996


----------------------------------------------------------------------------

     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Golden Triangle Royalty & Oil, Inc.
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of Golden Triangle Royalty & Oil, Inc. and Subsidiaries as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, retained earnings and cash flows for the year then ended (not presented herein);
and in our report dated March 15, 1996, we expressed an unqualified opinion on those. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




 /s/ROBERT EARLY & COMPANY, P.C.
Robert Early & Company, P.C.
Abilene, Texas

May 15, 1996

----------------------------------------------------------------------------

BALANCE SHEET
        The following table sets for the balances sheets for the periods indicated.


                   GOLDEN TRIANGLE ROYALTY & OIL, INC.
                      CONSOLIDATED BALANCE SHEETS

                                                 March 31       December 31
                                                   1996             1995
                                                (Unaudited)
                                ASSETS
CURRENT ASSETS
  Cash                                        $     59,558   $       86,255
  Accounts receivable - trade                    1,090,279          958,436
  Accounts / notes receivable - other                3,657            3,888
  Amounts receivable from officers                  96,320           92,997
  Marketable securities at lower of
     aggregate cost or market                        4,628            5,427
  Prepaid expenses                                  48,650           61,150
   Total Current Assets                          1,303,092        1,208,153

PROPERTY AND EQUIPMENT
  Land                                             532,454          532,454
  Oil and gas properties (full
   cost method)                                  2,777,138        2,774,003
  Production equipment                           2,098,891        1,959,525
  Well leasehold and water rights                  259,872          259,872
  Office furniture and equipment                    47,735           40,681
  Accumulated depreciation, depletion
   and amortization                             (1,181,219)      (1,099,991)
   Net Property and Equipment                    4,534,871        4,466,544

OTHER ASSETS
  Cash - restricted                                    580              580
  Investment in subsidiary                           5,000            5,000
  Deferred tax assets                              329,770          363,454
  Notes receivable -long term                       79,639           82,470
  Other                                             28,811           29,824
   Total Other Assets                              443,800          481,328
TOTAL ASSETS                                  $  6,281,763   $    6,156,025


                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                            $    151,551    $     101,094
  Accrued payroll, taxes and other                   4,876           23,167
  Income taxes payable                              55,125           21,743
  Deferred income taxes - current                  249,313          300,359
  Notes payable-current portion                         -             5,436
   Total Current Liabilities                       460,865          451,799

  Notes payable (net of current
   portion)                                             -            19,486
  Deferred income taxes - non-current               71,453           52,895

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value
   (100,000,000 shares authorized;
   3,939,531 and 3,832,931 outstanding)              3,940            3,833
  Additional paid-in capital                     7,122,164        6,938,200
  Stock to be issued                                11,250          195,320
  Treasury stock                                   (84,738)         (71,780)
  Unrealized gain/(loss) on marketable
   securities                                       (5,474)          (5,015)
  Accumulated deficit                           (1,297,697)      (1,428,713)
   Total Shareholders' Equity                    5,749,445        5,631,845
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                     $  6,281,763   $    6,156,025

----------------------------------------------------------------------------

RESULTS OF OPERATIONS
        The following table sets forth the results of operations for the periods indicated in detail.


                   GOLDEN TRIANGLE ROYALTY & OIL, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                 Three Months Ended March 31
                                                   1996             1995
OPERATING REVENUES
  Disposal fees                               $    537,840     $     428,897
  Oil and gas production                            53,610            60,155
  Miscellaneous                                         40               823
     Total Operating Revenues                      591,490           489,875

COST OF REVENUES
  Australian marketing costs                        14,245            21,042
  Production expenses and taxes                      2,051             1,443
  Contract services                                  7,892            14,744
  Direct materials and supplies                     61,316            43,043
  Lease costs                                       39,068            14,502
  Utilities                                         15,381            11,169
     Total Costs of Revenues                       139,953           105,943

 GROSS PROFIT                                      451,537           383,932

OPERATING EXPENSES
  Depreciation, depletion and
     amortization                                   82,894            50,599
  Ranch operations                                      -             13,700
  Personnel costs                                   66,456            65,303
  Advertising and public relations                  31,522            28,860
  Repairs and maintenance                           16,812            31,468
  Professional fees                                 36,907            18,319
  Rent                                               5,319            10,825
  Taxes                                              7,616             3,763
  Other expenses                                    41,584            37,430
     Total Operating Expenses                      289,110           260,267

INCOME FROM OPERATIONS                             162,427           123,665

OTHER INCOME/(EXPENSES)
  Interest and dividend income                         556               113
  Equity in subsidiary's net loss                       -             (8,209)
  Interest expense                                     (14)           (2,598)
  Transfer fees                                      3,174             3,780
  Unrealized gains/(losses) on
    marketable securities                               -             (1,897)
  Gain/(loss) on sale of securities                    (40)               -

INCOME/(LOSS) BEFORE INCOME TAXES                  166,103           114,854

Australian income taxes                              5,868             7,109
Income taxes                                        28,022            69,048
Deferred income taxes                                1,197            (2,912)

NET INCOME/(LOSS)                             $    131,016       $    41,609

INCOME/(LOSS) PER SHARE                       $       0.03       $      0.01

Weighted Average Shares Outstanding              3,921,866         3,830,286

----------------------------------------------------------------------------

CASH FLOWS
        THE FOLLOWING TABLE SETS FORTH THE CASH FLOWS FOR THE PERIOD
        INDICATED.


                    GOLDEN TRIANGLE ROYALTY & OIL, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                   Three Months Ended March 31
                                                          1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                   $  131,016  $   41,609
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion, amortization                  95,394      63,097
   Unrealized losses/(gains) on marketable
     securities                                               -        1,897
   Loss/(gain) on sale of securities                          40          -
   Equity in subsidiary's net loss/(income)                   -        8,209
  (Increase)/decrease in restricted cash                      -        4,000
  (Increase)/decrease in accounts receivable            (128,781)     66,569
  Increase/(decrease) in accounts payable                 32,166        (201)
  Increase/(decrease) in amounts due to/
     from related parties                                 (3,323)    107,980
  Increase/(decrease) in tax liabilities                  34,578      66,512

NET CASH PROVIDED BY OPERATING ACTIVITIES                161,090     359,672

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                    (174,905)   (581,858)
  Purchase of treasury stock                             (12,958          -
  Proceeds from sale of assets                            24,998          -

NET CASH USED BY INVESTING ACTIVITIES                   (162,865)   (581,858)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short swing profits rules                     -       15,000
  Repayment of debt                                      (24,922)         -
  Repayment of capital lease liability                        -       (1,784)

NET CASH PROVIDED/(USED) BY FINANCING
  ACTIVITIES                                             (24,922)     13,216

  NET INCREASE/(DECREASE) IN CASH                        (26,697)   (208,970)

CASH AT BEGINNING OF YEAR                                 86,255     236,235

  CASH AT END OF PERIOD                               $   59,558  $   27,265


Supplemental Disclosures - Non-cash Investing and Financing Transactions

  Cash paid for interest                              $       14  $    2,598
  Cash paid for income taxes                               5,868       7,109


----------------------------------------------------------------------------

                   GOLDEN TRIANGLE ROYALTY & OIL, INC.
                          SELECTED INFORMATION
                               (Unaudited)
                             March 31, 1996


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation
S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of Management, all adjust-ments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial state-ments included in Item 1 of Part 1. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


NOTE 2:  AMORTIZATION OF EXPENSES

During December 1993 and January 1994 the Company entered into agreements with Hunter Equities, Inc. and others for marketing, public relations, and other management services. Under the terms of these agreements, these services were to be provided over a three year period. Pursuant to the terms of these agreements, certain expenses were prepaid. This situation requires amortization of the expense over the term of the agreement. Amortization of these expenses (included in "Advertising and public relations") totaled $12,500 for this quarter.


NOTE 3: CONSTRUCTION OF WATER PLANTS

During the first quarter, the Company substantially completed construction of two fresh water delivery sites. The total cost of these locations at March 31, 1996 was $58,456. These plants were placed in service early in the second quarter.


NOTE 4: SUBSEQUENT EVENTS

Subsequent to March 31, 1996, the Company purchased an existing salt water disposal site for a total of $750,000 from TransTexas Gas Corporation (a significant customer). This purchase was paid for with cash and credits against current receivables from TransTexas. This facility is expected to throughput in excess of 150,000 barrels of water per month and generate a monthly return on investment of approximately two percent beginning in May 1996. It is located in an area in which the Company has had no competing disposal sites and essentially has no nearby competition. The Company financed this transaction partially through internal cash balances and largely through short-term loans from officers and directors.

-------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL DISCUSSION

The first quarter of 1996 was the best quarter for disposal and service revenues since GTRO acquired the south Texas operations in 1993. Disposal and service revenues were $537,840. Of this, approximately $51,000 was from the sale of skim oil. Skim oil is residual oil collected from the holding tanks for water which has been delivered to the disposal sites for injection. Disposal and service revenues for the first quarter of 1995 were $428,897 and were $529,026 for the fourth quarter of 1995. Management expects disposal and service revenues to continue at record levels in the second quarter.

Both oil and gas prices began to improve during the latter part of the first quarter. Wellhead oil prices increased to as high as $23.50 per barrel from $16.50. Gas was $2.50 per MCF which was up from $1.35. These increases are beneficial to the Company's disposal operations through increased gas production at the wells operated and serviced by the Company's customers.

Another advantage of the higher energy prices, in conjunction with the rainy season being over, is that it has encouraged the Australian operators to drill new wells. Santos completed the Tarbat No. 4, which tested 1,222 barrels of oil per day in initial tests, on ATP 299. The Tarbat No. 5 is currently being drilled and the Tarbat No. 6 has been announced for drilling following the No. 5 well. Another new well has been completed in the Talgeberry field. The Company holds a 1.463% override under ATP 299. There are now a total of 32 oil wells on this concession which covers 861,000 acres. The Company expects additional drilling to occur during the second quarter.


ASSETS

The total assets of the Company grew $125,738 during the current quarter to $6,281,763 from $6,156,025 on December 31, 1995. This increase is principally due to the purchase of disposal equipment and increased accounts receivable. Total assets as of March 31, 1995 were $5,213,780.

Current assets were $1,303,092 on March 31, 1996 compared to $770,577 on March 31, 1995. Current assets also increased when compared to the December 31, 1995 number ($1,208,153), primarily due to an increase in accounts receivable from $958,436 to $1,090,279.

The ratio of current assets to current liabilities represents GTRO's liquidity. The liquidity ratio on March 31, 1996 was 2.83:1 compared to 2.67:1 on December 31, 1995 and 3.52:1 on March 31, 1995. A significant portion of these current assets are accounts receivable due to the Company's disposal and services.

Property and equipment increased during the current quarter by $139,366. This increase is due to the purchase of equipment to add to the efficiency of the south Texas operations.

Stockholders' equity continued to build for GTRO to $5,749,445 on March 31, 1996. This is up $117,600 over December 31, 1995. Stockholders' equity on March 31, 1995 was $4,984,471.


REVENUES

The financial statements accompanying this report are consolidated with subsidiaries for all periods reported.

Total operating revenues were $591,490 for the first quarter of 1996. Of this, 91% were attributable to disposal and service fees. The addition of the Chihuahua disposal facility during the fourth quarter of 1995 was one of the leading factors in increasing revenues during the first quarter of 1996. The Chihuahua facility is a part of OCR Investments, one of the wholly owned subsidiaries.

The increase in natural gas prices during the first quarter caused producers in the south Texas area, serviced by the disposal facilities, to produce record quantities of salt water as they opened their wells in order to increase gas production to take advantage of the rise in prices. In turn, increased quantities of water were delivered for injection at the Company's disposal facilities. Revenues rose as a function of the increase in disposal activity.

Subsequent to the end of the first quarter, the Company entered into an agreement with TransTexas Gas Corporation (a significant customer) to purchase and operate a TransTexas disposal facility. This significant asset purchase bore a cost of $750,000. This facility is expected to generate $30,000-$40,000 per month in gross operating revenues for the Company.

Second quarter revenues are projected to continue to increase due to the addition of the TransTexas disposal. The Company also expects to complete the construction of two fresh water supply plants during the second quarter.

Costs of revenues were $139,953 for the quarter ended March 31, 1996 compared to $105,943 for the same period in 1995. The principal areas that had the most increase were materials & supplies and lease costs. These increases are directly related to upgrading and expanding existing disposal equipment and facilities.


OPERATING EXPENSES

The operating expenses for the three months ended March 31, 1996 were $289,110 compared to March 31, 1995 of $260,267. This increase of $28,843 was primarily attributable to an increase in depreciation, depletion, and amortization related to the addition of significant depreciable assets during the second, third, and fourth quarters of 1995. Professional fees increased $18,588 compared to the same quarter of 1995. The majority of this increase was for accounting and auditing fees.

Income from operations was $162,427 for March 31, 1996 compared to $123,665 for the same period in 1995. The income from operations was modified by other income and expenses to $166,103 and $114,854 for the quarters ended March 31, 1996 and 1995, respectively.

Net income for the quarter ended March 31, 1996 was $131,016, representing $0.03 per share, compared to net income of $41,609 for the quarter ended March 31, 1995, representing $0.01 per share net income.

-------------------------------------------------------------------------



                               PART II


Item 6.  Exhibits and Reports on Form 8-K:

No reports were filed on Form 8-K during the quarter ended MARCH 31, 1996.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GOLDEN TRIANGLE ROYALTY & OIL, INC.
                                   (Registrant)


                               /s/ IVAN WEBB
                                    (Signature)
                              Ivan Webb, Chief Financial Officer
                              Principal Financial Officer
                              Principal Accounting Officer and Director