Form 10-Q
period 1996-06-30
GOLDEN TRIANGLE INDUSTRIES INC/
filed 1996-08-14
CIK 42284

- ----------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended JUNE 30, 1996

                                        OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to               .


                            Commission File No. 0-8301


                         GOLDEN TRIANGLE INDUSTRIES, INC.
              (Exact Name of Registrant as Specified in its Charter)

                 (Formerly Golden Triangle Royalty and Oil, Inc.)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [X] Yes   [ ] NO


                 2,023,207 Shares, Common Stock, $.001 Par Value
           Number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996
- --------------------------------------------------------------------------- -

            REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Golden Triangle Industries, Inc.
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of Golden Triangle Industries, Inc. (formerly Golden Triangle Royalty & Oil, Inc.) and subsidiaries as of June 30, 1996, and the related consolidated state-ments of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months then ended. These financial state-ments are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 15, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



Robert Early & Company, P.C.
Abilene, Texas
August 9, 1996
- --------------------------------------------------------------------------- -

BALANCE SHEET
        The following table sets for the balances sheets for the periods indicated.

                     GOLDEN TRIANGLE INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                   June 30                 December 31
                                                    1996                      1995
                                                 (Unaudited)
ASSETS

CURRENT ASSETS
 Cash                                           $        13,890         $        86,255
 Accounts receivable - trade                          1,103,938                 958,436
 Accounts and notes receivable - other                    3,657                   3,888
 Amounts receivable from officers                       122,504                  92,997
 Marketable securities at lower of
   aggregate cost or market                               4,903                   5,427
 Prepaid expenses                                        25,000                  61,150
                                                ---------------         ---------------
   Total Current Assets                               1,273,892               1,208,153

PROPERTY AND EQUIPMENT
 Land                                                   532,454                 532,454
 Oil & gas properties (full cost)                     2,777,138               2,774,003
 Production equipment                                 2,059,633               1,959,525
 Well leasehold and water rights                        200,000                 259,872
 Office furniture and equipment                          48,339                  40,681
 Accumulated depreciation, depletion
   and amortization                                  (1,199,100)             (1,099,991)
                                                ---------------         ---------------
   Net Property and Equipment                         4,418,464               4,466,544

OTHER ASSETS
 Cash - restricted                                      100,979                     580
 Investment in subsidiary                                 5,000                   5,000
 Deferred tax assets                                     78,012                 363,454
 Notes receivable -long term                            816,908                  82,470
 Other                                                   27,802                  29,824
   Total Other Assets                                 1,028,701                 481,328
                                                ---------------         ---------------
TOTAL ASSETS                                    $     6,721,057         $     6,156,025
                                                ===============         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                               $       128,249         $       101,094
 Accrued payroll, taxes and other
   expenses                                              30,922                  23,167
 Income taxes payable                                    15,470                  21,743
 Deferred income taxes - current                        134,621                 300,359
 Advance from related parties                           375,000                      -
 Notes payable-current portion                               -                    5,436
                                                ---------------         ---------------
   Total Current Liabilities                            684,262                 451,799

 Notes payable (net of current portion)                      -                   19,486
 Deferred income taxes - non-current                     80,783                  52,895

SHAREHOLDERS' EQUITY
 Preferred stock, $.10 par value
   (1,000,000 authorized)
   Series A (8,080 outstanding)                             808                      -
   Series B (183,556 outstanding)                        18,356                      -
 Common stock, $.001 par value
   (100,000,000 shares authorized;
   2,023,207 and 3,832,931 outstanding)                   2,023                   3,833
 Additional paid-in capital                           7,104,917               6,938,200
 Stock to be issued                                      11,250                 195,320
 Treasury stock                                         (84,738)                (71,780)
 Unrealized gain/(loss) on marketable
   securities                                            (5,199)                 (5,015)
 Accumulated deficit                                 (1,091,405)             (1,428,713)
   Total Shareholders' Equity                         5,956,012               5,631,845
                                                ---------------         ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $     6,721,057         $     6,156,025
                                                ===============         ===============

- ----------------------------------------------------------------------------

RESULTS OF OPERATIONS
        The following table sets forth the results of operations for the periods as indicated.
                   GOLDEN TRIANGLE INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
                                    Three Months Ended June 30    Six Months Ended June 30
                                          1996        1995            1996           1995
                                      ----------  ----------     -----------     ----------
OPERATING REVENUES
 Disposal & service fees              $  690,942  $  401,671     $ 1,228,782     $  830,568
 Oil and gas production                   79,464      55,770         133,074        115,925
 Rental income                           109,727     272,833         109,727        272,833
 Miscellaneous                             1,809          -            1,849            823
                                      ----------  ----------     -----------     ----------
   Total Operating Revenues              881,942     730,274       1,473,432      1,220,149

COST OF REVENUES
 Australian marketing costs               24,155      20,146          38,400         41,188
 Production expenses and taxes             1,866       1,704           3,917          3,147
 Contract services                        15,716      18,512          23,608         33,256
 Direct materials and supplies            80,159      40,201         141,475         83,244
 Lease costs                              29,182      19,827          68,250         34,329
 Utilities                                13,679      15,977          29,060         27,146
                                      ----------  ----------     -----------     ----------
   Total Costs of Revenues               164,757     116,367         304,710        222,310
                                      ----------  ----------     -----------     ----------
GROSS PROFIT                             717,185     613,907       1,168,722        997,839

OPERATING EXPENSES
 Depreciation, depletion and
   amortization                          113,260      57,371         196,154        107,970
 Ranch operations                             -       36,488              -          50,188
 Personnel costs                          58,604      76,153         125,060        141,456
 Directors fees                            3,500          -            3,500             -
 Advertising and public relations         65,514      62,408          97,036         91,268
 Repairs and maintenance                  20,833      31,501          37,645         62,969
 Professional fees                        14,732      22,579          51,639         40,898
 Rent                                      5,588       5,825          10,907         16,650
 Taxes                                     7,904      13,590          15,520         17,353
 Loss on disposal of assets                5,873          -            7,454             -
 Other expenses                           35,153      25,189          75,156         62,619
                                      ----------  ----------     -----------     ----------
   Total Operating Expenses              330,961     331,104         620,071        591,371
                                      ----------  ----------     -----------     ----------

INCOME FROM OPERATIONS                   386,224     282,803         548,651        406,468

OTHER INCOME/(EXPENSES)
 Interest and dividend income              8,517         164           9,073            277
 Equity in subsidiary's (loss)                -           -               -          (8,209)
 Interest expense                        (18,035)     (7,225)        (18,049)        (9,823)
 Transfer fees                             2,140       2,970           5,314          6,750
 Unrealized (losses) on marketable
    securities                                -       (2,104)             -          (4,001)
 (Loss) on sale of securities                 -           -              (40)            -
                                      ----------  ----------     -----------     ----------

INCOME BEFORE INCOME TAXES               378,846     276,608         544,949        391,462

 Australian income taxes                  10,211       4,707          16,079         11,816
 Income taxes - federal and state         15,948      58,651          43,970        127,699
 Deferred income taxes                   146,395       2,912         147,592             -
                                      ----------  ----------     -----------     ----------

NET INCOME                            $  206,292  $  210,338     $   337,308     $  251,947
                                      ==========  ==========     ===========     ==========
EARNINGS PER SHARE                    $     0.07  $     0.05     $      0.10     $     0.07
                                      ==========  ==========     ===========     ==========
Wtd. Average Shares Outstanding        3,142,687   3,830,286       3,532,276      3,830,286
                                      ==========  ==========     ===========     ==========

- --------------------------------------------------------------------------- -

CASH FLOWS
        THE FOLLOWING TABLE SETS FORTH THE CASH FLOWS FOR THE PERIOD
        INDICATED.

                     GOLDEN TRIANGLE INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                         Six Months Ended June 30
                                                          1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $   337,308          $   251,947
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation, depletion and amortization             232,304              132,968
   Unrealized losses on marketable securities                -                 4,001
   Loss on sale of assets                                 7,494                   -
   Equity in subsidiary's loss                               -                 8,209
 (Increase)/decrease in restricted cash                (100,399)               2,016
 (Increase)/decrease in accounts receivable            (879,709)               6,627
 (Increase)/decrease in amounts due related
         parties                                        (29,507)              22,242
 (Increase)/decrease in supplies inventory                   -                 6,772
 Increase/(decrease) in trade accounts payable           34,910               43,914
 Increase/(decrease) in accrued expenses                141,319              106,298
                                                    -----------          -----------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES       (256,280)             584,994
                                                    -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                    (203,505)            (867,022)
 Purchase of treasury stock                             (12,958)                  -
 Proceeds from sale of assets                            50,300                   -
                                                    -----------          -----------
NET CASH (USED) BY INVESTING ACTIVITIES                (166,163)            (867,022)
                                                    -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short swing profits                           -                                  15,000
 Repayment of capital lease liability                   (24,922)              (3,613)
 Advances from related parties                          433,000                   -
 Repayment of related party advances                    (58,000)                  -
 Debt incurred on property acquisition                       -                45,743
                                                    -----------          -----------
NET CASH PROVIDED/(USED) BY FINANCING
   ACTIVITIES                                           350,078               57,130
                                                    -----------          -----------
 NET INCREASE/(DECREASE) IN CASH                        (72,365)            (224,898)

CASH AT BEGINNING OF YEAR                                86,255              236,235
                                                    -----------          -----------
 CASH AT END OF PERIOD                              $    13,890          $    11,337
                                                    ===========          ===========

Supplemental Disclosures - Non-cash Investing and Financing Transactions

 Cash paid for interest                             $     1,174           $    9,135
 Cash paid for income taxes                              27,272               33,216

- ----------------------------------------------------------------------------
                            GOLDEN TRIANGLE INDUSTRIES, INC.
                           SELECTED INFORMATION
                                (Unaudited)
                               June 30, 1996


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part
1. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


NOTE 2: NAME CHANGE AND STOCK ACTIVITY

At the Company's stockholders meeting in May 1996, the name of the parent company was changed to Golden Triangle Industries, Inc. This change was made to reflect the change in the Company's main business emphasis away from oil and gas royalties and reflect its broader base of activities.

At the same meeting, stockholders authorized 1,000,000 shares of preferred stock with a par value of $.10 per share. Directors were given the authority to subdivide the preferred stock and to set the various rights and attributes of different series. The directors created Series A and Series B subdivisions. Both series have voting rights of 10 votes per share and are subject to limited transferability. Series A shares contain a provision for a cash dividend of $.30 per share and are convertible back to common shares after 38 months. Series B shares were set to have a quarterly cash dividend of $.20 per share and a common stock dividend which is initially 3% of the number of preferred shares held. The common stock dividend escalates to 4% in the second year and increases in subsequent years based on increases in the Company's annual gross revenue.

Directors also authorized a program to exchange Series A and Series B preferred shares for common shares on the basis of one share of preferred stock for ten shares of common. This exchange program was immediately accepted by directors and insiders who agreed to exchange 1,916,360 common shares for 8,080 shares of Series A and 183,556 shares of Series B. This exchange has been given effect in the shares reported outstanding and in the earnings per share calculation, although the common shares have not been physically cancelled and preferred shares issued at June 30, 1996.
The Company has had indications that additional shareholders are going to participate in this exchange program which has a closing date of August 31, 1996.


NOTE 3:  AMORTIZATION OF EXPENSES

During December 1993 and January 1994 the Company entered into agreements with Hunter Equities, Inc. and others for marketing, public relations, and other management services. Under the terms of these agreements, these services were to be provided over a three year period. Pursuant to the terms of these agreements, certain expenses were prepaid. This situation requires amortization of the expense over the term of the agreement. Amortization of these expenses (included in "Advertising and public relations") totaled $12,500 for the quarter and $25,000 for the year.


NOTE 4: CONSTRUCTION OF WATER PLANTS

During the first quarter of 1996, the Company substantially completed construction of two fresh water delivery sites. The total cost of these locations was $65,678. These plants were placed in service early in the second quarter.


NOTE 5: AMANDO DISPOSAL AGREEMENT

Effective June 1, 1996, the Company acquired the use of an existing salt water disposal facility from TransTexas Gas Corporation (a significant customer). The substance of this acquisition is a loan to TransTexas of $750,000 collateralized by the disposal facility and gives the Company operating rights to the facility while the loan is outstanding. Funding for this loan came from a credit of $250,000 applied against current receivables from TransTexas and loans from related parties of $433,000.
The terms of the agreement give TransTexas five years to repay the loan and allows it to make prepayments at any time. This facility is expected to throughput in excess of 150,000 barrels of water per month. The Company earns 1% per month on the unpaid balance and expects to generate another 1% per month from operations. The facility is located in an area in which the Company has no competing disposal facilities and essentially has no nearby competition.

The loans from related parties bear interest at 2% per month and are expected to be repaid before the end of the year. The Company had repaid $58,000 prior to June 30, 1996.


NOTE 6: SALE OF ASSETS

Effective June 30, 1996, the Company sold its facility in Jim Wells County to a company partially owned by a director for $50,000. Management has been disappointed with the results from operating the facility. It was determined that competition, lack of development in the service area, and distance from the Company's core area made the facility unfeasible to operate profitably. Based on this determination, management elected to cut its losses and dispose of the facility.


NOTE 7: RESTRICTED CASH

During June 1996, the Company posted a $100,000 certificate of deposit as collateral for a $1 million performance bond for Southwest Tire Processors, Inc. (SWTP). SWTP is the lessee of the Company's tire shredder and owes the Company significant amounts under this lease. The bond was required by a $4 million used-tire disposal contract with the State of Arizona. This contract is expected to allow SWTP to substantially reduce its payable to the Company.

===========================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Discussion:

The second quarter of 1996 marks the eighth consecutive quarter to report profits. Disposal and service revenues since January 1995 reached a record level for the quarter ended June 30, 1996. The following table reflects the steady increase in disposal and service revenues from this segment for the past five quarters:

                 Quarter ended             Disposal & Service Revenues

                 June 30, 1996                    $ 690,942
                 March 31,1996                      537,840
               December 31, 1995                    529,026
              September 30, 1995                    430,270
                 June 30, 1995                      401,671

Disposal and service fees for the quarter ended June 30, 1996, increased 72% over the same period in 1995 and increased 28% over the quarter ended March 31, 1996.

The obtaining of the Amando Disposal Facility (see detail below) and the opening of two new fresh water delivery sites were the major factors in causing this increase in disposal and service fees. Another sustaining factor was that the price of natural gas has maintained good levels during the second quarter. This resulted in additional revenues from support services provided to drilling contractors.

The most significant transaction to occur during the quarter was the acqui-sition of the operation of an existing salt water facility from TransTexas Gas Corporation in exchange for what is essentially a loan of $750,000 (see note 5 of the financial statements). Sources for the $750,000 included certain directors and insiders advancement of $433,000 to the Company. Of this total, $375,000 was still outstanding as of June 30, 1996. On August 13, 1996, the balance outstanding was only $346,400.

GTII accepted an offer from Boundary Ventures, Inc. to purchase Jim Wells salt water facility for $50,000 (see Note 6 of the financial statements). GTII first acquired an interest in the Jim Wells facility during the fourth quarter of 1994. This operation never fully matured as initially expected, because the oil and gas fields that were expected to be developed in that area never materialized. This fact was coupled with the effects from existing operators building their own disposal facilities. GTII only sold the assets of the Jim Wells facility and not Jim Wells SWD, Inc. the corporation, as there are other assets and attributes within the corporation that GTII wanted to retain,

On May 18, 1996, the Company held its shareholder meeting in Albuquerque. At this meeting the shareholders approved changing the name to Golden Triangle Industries, Inc. and changed its NASDAQ trading symbol to GTII. Also approved at the meeting, was an addition to the articles of the Corporation to include 1,000,000 preferred shares. On May 24, 1996, 1,916,360 common shares were offered by certain directors and insiders for 8,080 shares of Class A and 183,556 shares of Class B Preferred stock. For further details please see Note 2 of the financial statements.

Revenues:

The financial statements accompanying this report are consolidated with the Company's subsidiaries for all periods presented.

As reported in the General Discussion at the beginning of this report, revenues from the South Texas operation set a record for any three month period since January 1, 1995. The six month revenues from disposal and service fees were up an impressive 48% when comparing the period ending June 30, 1995 ($830,568) to June 30, 1996 ($1,228,782).

Disposal and service fees were up during the second quarter due to the following reasons: 1. Certain facilities began focusing on disposing of non-produced water at a premium price compared to normal produced water.
2. Drilling activity is up due to higher energy prices that increases the Company's subsidiaries support services. 3. Higher energy prices have caused marginal wells to be put back into production. and 4. The Amando Disposal Facility, with only one month's operation, added approximately $40,000 to the South Texas' revenues.

Revenues from oil and gas are up 42% when comparing the second quarter of 1996 ($79,464) to the same quarter of 1995 ($55,770). New wells have been put on line on domestic leases coupled with an overall increase in both oil and gas prices. Oil and gas revenues for the quarter ended March 31, 1996 were $53,610. During the first half of the year, the Company was "carried" in the drilling of five wells on leases in Central Texas in which it holds a small working interest. Plans include additional drilling during the third and fourth quarters of 1996.

Rental income is derived from the Company's joint venture with Southwest Tire Processors (SWTP). As previously reported, SWTP has been awarded significant used tire disposal contracts that will allow GTII to receive its rental fees in addition to interest earned. The $109,727 reported in the quarter ended June 30, 1996 is interest income earned pursuant to the leasing arrangement with SWTP.

Cost of revenues increased over the quarter ended March 31, 1996 from $139,953 to $164,757 for the quarter ended June 30, 1996. Cost of revenues also increased when comparing the current quarter to the same period in 1995. This increase is also reflected in the six month numbers caused by an increase in direct materials and supplies. The addition of two fresh water facilities plus upgrading and expanding existing disposal equipment in the South Texas operating area are contributing factors that led to the increase in direct materials and supplies during the first two quarters of 1996.

Assets:

The total assets of the Company grew to $6,721,057 up $565,032 over December 31, 1995, the fiscal year end of the Company. Of the $565,032 increase in assets that occurred during the first six months, $439,294 was during the second quarter. This increase is directly related to the transactions centered around the Amando Disposal Facility with TransTexas Gas Co., as previously discussed in the General Discussion. Total assets of the Company on June 30, 1995, were $5,364,640. This reflects a 25% growth in assets to June 30, 1996.

Cash on hand as of June 30, 1996, is low principally due to purchasing a $100,000 certificate of deposit which is reported under Other Assets. This certificate of deposit is being used as collateral for a performance bond for SWTP (see Note 7 of the financial statements). The bond allowed SWTP to be awarded significant contracts for used tire disposal from Arizona. SWTP estimates that the total value of the contract from Maricopa County, Arizona, is between $2,000,000 and $5,000,000 over the next two years.
GTII owns 10% of Southwest Tire Processors, Inc.

Of the accounts receivable, $516,217 is due from SWTP and the balance is primarily from either disposal fees or services rendered in South Texas. Considering the revenues expected to be received from Arizona, SWTP plans to pay most, if not all, of its debt to GTII by year end. This should dramatically improve GTII s cash position.

Current assets of GTII on June 30, 1995, were $812,412 and were $1,303,092 on March 31, 1996. The increase from June 30, 1995, to June 30, 1996, was related to the increase in accounts receivables. The second quarter had a slight decrease of $29,200 from the previous quarter which was related to the Company s current cash position.

A measurement of the Company's liquidity is the use of the ratio of current assets to current liabilities. The liquidity ratio for June 30, 1996 was 1.86:1, March 31, 1996 was 2.83:1, December 31, 1995 was 2.67:1, and June
30, 1995 was 3.63:1.

The $816,908 under other assets classified as notes receivable - long term is comprised of two areas of interest. The larger amount represents $750,000 from the TransTexas transaction (more fully disclosed above and in Note 5 of the financial statements) and $66,908 from land sales from Apache Ranch. Apache Ranch has entered into an agreement to sell an 80 acre tract for $80,000 with an option to acquire an additional 120 acres on the same $1,000 per acre basis. Management exinalize this agreement before year end.

The Company's current liabilities increased by $460,200 from June 30, 1995 ($224,062) to June 30, 1996 ($684,262). This increase is due to the cash advances made to the Company from certain directors and insiders to fund the acquisition/loan agreement with TransTexas as previously stated. Current liabilities for March 31, 1996 were $460,865 and $451,799 on December 31, 1995

Shareholders' equity also improved in conjunction with building assets during the second quarter. Shareholders' equity increased $206,567 from March 31, 1996 to June 30, 1996 and increased $827,338 from June 30, 1995 to June 30, 1996. This is a significant 16% increase.

Operating Expenses:

Operating expenses have remained fairly constant except for depreciation, depletion and amortization which has increased significantly during the past year from $57,371 for the quarter ended June 30, 1995 to $113,260 for the same period in 1996. The six month figures also reflect a material increase in this category. The majority of the assets added to the Company are tangible assets and are subject to either depreciation, depletion or amortization expense. Depreciation, depletion and amortization totaled $82,894 for the quarter ended March 31, 1996, out of total operating expenses for the quarter of $289,110.

Other income and expenses reported during the quarters are principally related to either interest income or interest expense. The interest income is earned by affiliated parties to the Company on cash advances for Company projects. The majority of the interest expense was generated during the second quarter due to the financing of the Amando acquisition, previously mentioned.

Net Income:

Net income before taxes was up from $166,103 for the quarter ended March 31, 1996, to $378,846 for the quarter ended June 30, 1996, a 128%
increase. When comparing the current quarter to the quarter ended June 30, 1995, an increase of $102,238 is reported in net income before taxes. Six month figures also report significant improvement in net income before taxes ($544,949 vs. $391,462).

Net income of $206,292 ($0.07 per share) was reported for the current quarter compared to $131,016 ($0.03 per share) for the previous quarter. Net Income was $337,308 ($0.10 per share) and $251,947 ($0.07 per share) for the six month periods ended June 30, 1996 and 1995, respectively. A change in the number of share outstanding through the conversion of common stock to preferred effects the per share calculations for the periods ended June 30, 1996.


===========================================================================


                                 PART II

Item 6. Exhibits and Reports on Form 8-K,

On May 9, 1996, the Company filed a Form 8-K disclosing the transactions surrounding the acquisition of the Amando Disposal Facility as a material transaction.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 1996

                                        Golden Triangle Industries, Inc.


                                         /s/ IVAN WEBB
                                        Ivan Webb, Chief Financial Officer,
                                        Principal Financial Officer,
                                        Principal Accounting Officer,
                                        Director