Form 10-Q
period 1996-09-30
GOLDEN TRIANGLE INDUSTRIES INC/
filed 1996-11-15
CIK 42284

------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended SEPTEMBER 30, 1996

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


                 1,937,857 Shares, Common Stock, $.001 Par Value
           Number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996
--------------------------------------------------------------------------- -

            REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Golden Triangle Industries, Inc.
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of Golden Triangle Industries, Inc. (formerly Golden Triangle Royalty & Oil, Inc.)
and subsidiaries as of September 30, 1996, and the related consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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



 /s/ ROBERT EARLY & COMPANY, P.C.
Robert Early & Company, P.C.
Abilene, Texas
November 13, 1996
-----------------------------------------------------------------------------

BALANCE SHEET
        The following table sets for the balances sheets for the periods indicated.

                     GOLDEN TRIANGLE INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                   June 30                 December 31
                                                    1996                      1995
                                                 (Unaudited)
ASSETS

CURRENT ASSETS
 Cash                                           $       109,670         $        86,255
 Accounts receivable - trade                            872,685                 958,436
 Accounts and notes receivable - other                    2,007                   3,888
 Amounts receivable from officers                        99,777                  92,997
 Marketable securities at lower of
   aggregate cost or market                               5,728                   5,427
 Prepaid expenses                                        12,500                  61,150
                                                ---------------         ---------------
   Total Current Assets                               1,102,367               1,208,153

PROPERTY AND EQUIPMENT
 Land                                                   525,450                 532,454
 Oil & gas properties (full cost)                     2,777,138               2,774,003
 Production equipment                                 2,115,220               1,959,525
 Well leasehold and water rights                        200,000                 259,872
 Office furniture and equipment                          50,999                  40,681
 Accumulated depreciation, depletion
   and amortization                                  (1,292,613)             (1,099,991)
                                                ---------------         ---------------
   Net Property and Equipment                         4,376,194               4,466,544

OTHER ASSETS
 Cash - restricted                                      100,529                     580
 Investment in subsidiary                                11,250                   5,000
 Deferred tax assets                                         -                  363,454
 Notes receivable -long term                            902,628                  82,470
 Other                                                   41,765                  29,824
                                                ---------------         ---------------
   Total Other Assets                                 1,056,172                 481,328
                                                ---------------         ---------------
TOTAL ASSETS                                    $     6,534,733         $     6,156,025
                                                ===============         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                               $        56,410         $       101,094
 Accrued payroll, taxes and other
   expenses                                              24,830                  23,167
 Income taxes payable                                    46,055                  21,743
 Deferred income taxes - current                         66,607                 300,359
 Advance from related parties                           210,000                      -
 Notes payable-current portion                               -                    5,436
                                                ---------------         ---------------
   Total Current Liabilities                            403,902                 451,799

 Notes payable (net of current portion)                      -                   19,486
 Deferred income taxes - non-current                     88,943                  52,895

SHAREHOLDERS' EQUITY
 Preferred stock, $.10 par value
   (1,000,000 authorized)
   Series A (11,856 outstanding)                          1,159                      -
   Series B (188,585 outstanding)                        18,858                      -
 Common stock, $.001 par value
   (100,000,000 shares authorized;
   1,937,857 and 3,832,931 outstanding)                   1,938                   3,833
 Additional paid-in capital                           7,104,508               6,938,200
 Stock to be issued                                      11,250                 195,320
 Treasury stock                                        (105,511)                (71,780)
 Unrealized gain/(loss) on marketable
   securities                                            (4,374)                 (5,015)
 Accumulated deficit                                   (985,940)             (1,428,713)
                                                ---------------         ---------------
   Total Shareholders' Equity                         6,041,888               5,631,845
                                                ---------------         ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $     6,534,733         $     6,156,025
                                                ===============         ===============



See accompanying selected information and accountant's report.


----------------------------------------------------------------------------

RESULTS OF OPERATIONS
        The following table sets forth the results of operations for the periods as indicated.
                           GOLDEN TRIANGLE INDUSTRIES, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                     For Periods Ended September 30, 1996 and 1995
                                      (Unaudited)

                                     Three Months                    Nine Months
                                             1996        1995       1996          1995
OPERATING REVENUES
 Disposal & service fees                 $  493,899  $  430,270   $ 1,616,703  $ 1,260,838
 Oil and gas production                      85,720      49,491       218,794      165,416
 Rental income                               98,536     267,689       208,263      540,522
 Gain on sale of assets                      70,996          -         63,542           -
 Miscellaneous                                1,154         268         3,003        1,091
                                         ----------  ----------   -----------  -----------
      Total Operating Revenues              750,305     747,718     2,110,305    1,967,867
                                         ----------  ----------   -----------  -----------

COST OF REVENUES
 Australian marketing costs                  27,584      11,957        65,984       53,145
 Production expenses & taxes                  1,722       1,446         5,639        4,593
 Contract services                           14,690      27,911        38,298       61,167
 Direct materials & supplies                 73,954      39,048       215,429      122,292
 Lease costs                                 33,931      16,071       102,181       50,400
 Utilities                                   19,442       5,843        48,502       32,989
                                         ----------  ----------   -----------  -----------
      Total Costs of Revenues               171,323     102,276       476,033      324,586
                                         ----------  ----------   -----------  -----------
GROSS PROFIT                                578,982     645,442     1,634,272    1,643,281
                                         ----------  ----------   -----------  -----------
OPERATING EXPENSES
 Depreciation, depletion &
   amortization                              94,488      72,497       290,642      180,467
 Ranch operations                                -        3,151            -        53,339
 Personnel costs                             54,862      69,116       179,922      210,572
 Directors fees                               3,250          -          6,750           -
 Advertising & public relations              30,369      27,810       127,405      119,078
 Repairs & maintenance                       20,933      14,818        58,578       77,787
 Professional fees                           12,682      11,159        64,321       52,057
 Rent                                         5,144       4,300        16,051       20,950
 Taxes                                       13,113       7,858        28,633       25,211
                                         ----------  ----------   -----------  -----------
 Other expenses                              46,927      19,479       122,083       82,098
                                         ----------  ----------   -----------  -----------
      Total Operating Expenses              281,768     230,188       894,385      821,559
                                         ----------  ----------   -----------  -----------

INCOME/(LOSS) FROM OPERATIONS               297,214     415,254       739,887      821,722

OTHER INCOME/(EXPENSES)
 Interest & dividend income                   7,723          50        16,796          327
 Equity in subsidiary's (loss)                   -       (1,159)           -        (9,368)
 Interest expense                           (17,612)     (4,555)      (35,661)     (14,378)
 Transfer fees                                   -        9,155         5,314       15,905
 Unrealized (losses) on
   marketable securities                         -       (1,437)           -        (5,438)
 Gain/(loss) on sale of securities               -       43,390           (40)      43,390
                                         ----------  ----------   -----------  -----------

INCOME/(LOSS) BEFORE INCOME TAXES           287,325     460,698       726,296      852,160

 Australian income taxes                     11,483       3,641        27,562       15,457
 Income taxes-federal & state                50,946      61,075        86,365      188,774
 Deferred income taxes                       37,241          -        169,596           -
                                         ----------  ----------   -----------  -----------

NET INCOME/(LOSS)                        $  187,655  $  395,982   $   442,773  $   647,929
                                         ==========  ==========   ===========  ===========
INCOME/(LOSS) PER SHARE                  $     0.10  $     0.10   $      0.15  $      0.17
                                         ==========  ==========   ===========  ===========
Wtd. Average Shares Outstanding           1,974,513   3,832,931     3,007,754    3,832,931
                                         ==========  ==========   ===========  ===========



See accompanying selected information and accountant's report.


--------------------------------------------------------------------------- -

CASH FLOWS
        THE FOLLOWING TABLE SETS FORTH THE CASH FLOWS FOR THE PERIOD
        INDICATED.
                           GOLDEN TRIANGLE INDUSTRIES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                          Nine Months Ended September 30
                                                                  1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income/(loss)                                            $   442,773  $   647,929
 Adjustments to reconcile net income to net
 cash provided by operating activities:
      Depreciation, depletion and amortization                    339,292      217,965
      Unrealized losses on marketable securities                       -         5,438
      Directors' fees paid with stock                               4,500           -
      Loss/(gain) on sale of assets                               (63,499)     (43,390)
      Equity in subsidiary's loss                                      -         9,368
 (Increase)/decrease in restricted cash                           (99,949)       2,016
 (Increase)/decrease in accounts receivable                      (732,526)     (70,790)
 (Increase)/decrease in amounts due related parties                (6,780)     (79,871)
 (Increase)/decrease in supplies inventory                             -        10,270
 Increase/(decrease) in trade accounts payable                    (43,021)      23,394
 Increase/(decrease) in accrued expenses                          190,062      167,373
                                                              -----------  -----------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES                   30,852      889,702
                                                              -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                              (261,753)  (1,095,224)
 Investment in unconsolidated subsidiary                           (6,250)     (10,127)
 Acquisition of non-marketable securities                         (14,941)          -
 Purchase of treasury stock                                       (37,871)      (6,725)
 Proceeds from sale of assets                                     128,300       17,770
                                                              -----------  -----------
NET CASH (USED) BY INVESTING ACTIVITIES                          (192,515)  (1,094,306)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short swing profits                                     -        15,000
 Repayment of capital lease liability                             (24,922)     (13,204)
 Advances from related parties                                    433,000           -
 Repayment of related party advances                             (223,000)          -
                                                              -----------  -----------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                  185,078        1,796
                                                              -----------  -----------
 NET INCREASE/(DECREASE) IN CASH                                   23,415     (202,808)

CASH AT BEGINNING OF YEAR                                          86,255      236,235
                                                              -----------  -----------

 CASH AT END OF PERIOD                                        $   109,670  $    33,427
                                                              ===========  ===========

Supplemental Disclosures - Non-cash Investing and Financing Transactions

 Cash paid for interest                                       $    23,532  $    14,378
 Cash paid for income taxes                                        46,140       18,226

 Note Receivable from sale of land                            $    78,000  $    45,000
 Stock issued for salt water disposal facility                         -       164,071
 Stock issued from treasury for directors' fees                     4,500           -
 Stock issued from treasury as promotion                            7,557           -




See accompanying selected information and accountant's report.


-------------------------------------------------------------------------------
                        GOLDEN TRIANGLE INDUSTRIES, INC.
                              SELECTED INFORMATION
                                   (Unaudited)
                               September 30, 1996


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


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

Directors also authorized a program to exchange Series A and Series B preferred shares for common shares on a the basis of one share of preferred stock for ten shares of common. This exchange program resulted in the exchange of 2,001,710 common shares for 11,856 shares of Series A and 188,585 shares of Series B. This exchange has been given effect in the shares reported outstanding and in the earnings per share calculation.


NOTE 3:  AMORTIZATION OF EXPENSES

During December 1993 and January 1994 the Company entered into agreements with Hunter Equities, Inc. and others for marketing, public relations, and other management services. Under the terms of these agreements, these services were to be provided over a three year period. Pursuant to the terms of these agreements, certain expenses were prepaid. This situation requires amortization of the expense over the term of the agreement. Amortization of these expenses (included in "Advertising and public relations") totaled $12,500 for the quarter and $37,500 for the year.


NOTE 4: CONSTRUCTION OF WATER PLANTS

During the first quarter of 1996, the Company substantially completed construction of two fresh water delivery sites. The total cost of these locations was $65,678. These plants were placed in service early in the second quarter.


NOTE 5: AMANDO DISPOSAL AGREEMENT

Effective June 1, 1996, the Company acquired the use of an existing salt water disposal facility from TransTexas Gas Corporation (a significant customer).
The substance of this acquisition is a loan to TransTexas of $750,000 collateralized by the disposal facility and giving the Company operating rights to the facility while the loan is outstanding. Funding for this loan came from a credit of $250,000 applied against current receivables from TransTexas and loans from related parties of $433,000. The terms of the agreement give TransTexas five years to repay the loan and allows it to make prepayments at any time. This facility is expected to throughput in excess of 150,000 barrels of water per month. The Company earns interest at 1% per month on the unpaid balance and expects to generate another 1% per month from operations. The facility is located in an area in which the Company has no competing disposal facilities and essentially has no nearby competition.

The loans from related parties bear interest at 2% per month and are expected to be repaid before the end of the year. The Company had repaid $223,000 prior to September 30, 1996, with the remaining balance being repaid during October.


NOTE 6: SALE OF ASSETS

Effective June 30, 1996, the Company sold its facility in Jim Wells County to a company partially owned by a director for $50,000. Management has been disappointed with the results from operating the facility. It was determined that competition, lack of expected development in the service area, and distance from the Company's core operating area made the facility unfeasible to operate profitably. Based on this determination, management elected to cut its losses and dispose of the facility.

During the third quarter, the Company sold 80 acres of its ranch land in New Mexico for $80,000 on an installment basis. The note bears interest at 8.6% and is due to be fully paid in 2016.


NOTE 7: RESTRICTED CASH

During June 1996, the Company posted a $100,000 certificate of deposit as collateral for a $1 million performance bond for Southwest Tire Processors, Inc. (SWTP). SWTP is the lessee of the Company's tire shredder and owes the Company significant amounts under this lease. The bond was required by a $4 million used-tire disposal contract with the State of Arizona. This contract has allowed SWTP to substantially reduce its payable to the Company during the third quarter.


NOTE 8: TRANSFER AGENT AND TRANSFER FEES

During the third quarter, the Company hired an outside stock transfer agent to process exchanges of the Company's stock. This decision was made primarily because of a program which the Company started whereby existing stockholders could invest up to $5,000 per month in stock from the Company. As a result of this action, transfer fees which had been reported as revenue by the Company is now being offset against the cost of the outside services.



===============================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL DISCUSSION:

GTII has made significant progress in the efforts to shift from being a speculative resource company to becoming an earnings driven company as evidenced by reporting profits for the ninth consecutive quarter. GTII has made this progress while still remaining essentially debt free.

Disposal and service revenues for the quarter ended September 30, 1996, increased 15% over the same period in 1995. For the quarter ended September 30, 1996, compared to the same period in 1995, GTII also showed increases in operating revenues, total assets, and total liabilities and shareholders' equity.

On September 13, 1996, the Company sold 80 acres of Apache Ranch, Inc. (a wholly owned subsidiary of GTII) to a group of investors who will develop the High Lonesome Ranch, a working dude ranch, with completion projected to be in the summer of 1998. The dude ranch should be able to accommodate up to 12 guests with activities that include trail rides, roundups, and everyday cattle work.

The preferred shares that were authorized by the shareholders during the second quarter of 1996, resulted in the exchange of 2,001,710 common shares for 11,856 shares of Series A Preferred Stock and 188,585 of Series B Preferred Stock, during the third quarter of 1996. For further details please see NOTE 2 of the financial statements.

The first nine months of 1996 have proven to be very successful for GTII. Earnings per share after taxes, through the first nine months of 1996, have already reached 94% of the entire year of 1995. Management is continuing its efforts to meet the stock price requirements for listing on a major exchange.


REVENUES:

Revenues from the South Texas operations were up 28% when comparing the period ended September 30, 1996, ($1,616,703) to September 30, 1995, ($1,260,838).
Disposal and service fees have continued to rise due to the following: (1) certain facilities began focusing on disposing of non-produced water at a premium price compared to normal produced water; (2) drilling activity is up due to higher energy prices which increases the Company's support services; (3) higher energy prices caused marginal wells to be put back into production; and
(4) the addition of the Amando Disposal Facility revenues has added approxi-mately $195,891 to the South Texas revenues after four months of operation.

Revenues from oil and gas were up an impressive 73% when comparing the third quarter of 1996, ($85,720) to the same quarter in 1995, ($49,491). New wells have been put on line on domestic leases coupled with an overall increase in both oil and gas prices. Oil and gas revenues also increased when comparing to the previous quarter ended June 30, 1996, ($79,464). Additional wells have been drilled on GTII's ATP 299P override in Australia which should increase the Company's oil revenues in the future.

Rental income is derived from the Company's joint venture with Southwest Tire Processors, Inc. (SWTP). The reduction in the rental income category when comparing September 30, 1996, to the same period in 1995 occurred because of the decline curve built in to the agreement. The $98,536 reported in the quarter ended September 30, 1996, is additional rental income earned pursuant to the leasing arrangement with SWTP. Even with this decrease, because of the increase in disposal and service fees and oil and gas revenues discussed above, total operating revenues for the three month and the nine month periods ended September 30, 1996, showed an increase from the same periods in 1995.

A gain on sale of assets was reported as result of the sale of 80 acres of Apache Ranch, Inc. (a wholly owned subsidiary of GTII).

Cost of revenues increased to $476,033 for the nine months ended September 30, 1996, from $324,586 for the nine months ended September 30, 1995. Cost of revenues also increased when comparing the current quarter to the same period in 1995, and to the previous quarter (June 30, 1996). The increases were primarily attributable to an increase in the categories of direct materials and supplies and lease cost. The addition of two fresh water facilities, plus upgrading and expanding existing disposal equipment in the South Texas operating areas were contributing factors that led to the increase in direct materials and supplies, and the lease cost increase was due to the addition of the Amando Disposal Facility.


ASSETS:

The assets of the Company increased $378,708 during the first nine months of this year to $6,534,733 compared to $6,156,025 on December 31, 1995. This increase is directly related to assets acquired during the first six months that included transactions centered around the Amando Disposal Facility which was discussed in the General Discussion report for the second quarter. Total assets of the Company on September 30, 1995, were $5,831,021 which reflects a 12% increase in assets to September 30, 1996.

Cash on hand as of September 30, 1996, was up $76,243 compared to the same period for 1995. The increase can be contributed to payments received from Southwest Tire Processors, Inc. (SWTP). SWTP has been able to make payments from a significant contract that was signed with Maricopa County in Arizona for disposal of scrap tires.

The accounts receivable balance is primarily from disposal fees or services rendered in South Texas and $304,753 due from SWTP. SWTP plans to pay off its remaining balance by year end with revenues that are being received from Arizona. As a result, GTII has already seen an increase in the Company's cash position.

Current assets of GTII on December 31, 1995 were $1,208,153 and were $1,273,892 on June 30, 1996. An increase from September 30, 1995, to September 30, 1996, was related to the increase in cash and accounts receivable. The third quarter had a decrease of $171,125 from the previous quarter which was related to accounts receivable.

A measurement of the Company's liquidity is the use of the ratio of current assets to current liabilities. The liquidity ratio for September 30, 1996, was 2.72:1, June 30, 1996, was 1.86:1, March 31, 1996, was 2.83:1, and December 31,
1995, was 2.67:1.

The Company's current liabilities decreased from June 30, 1996, ($684,262) to September 30, 1996, ($403,902). This decrease is due primarily to a significant decrease in accounts payable and to reductions in cash advances from certain directors and insiders. These advances were used to fund the obtainment of the Amando Disposal Facility with TransTexas Gas during the second quarter.

Shareholders' equity increased $85,876 from June 30, 1996, to September 30, 1996, and increased $382,890 from September 30, 1995, to September 30, 1996.


OPERATING EXPENSES:

Operating expenses have remained fairly constant except for depreciation, depletion and amortization which has increased $21,991 for the quarter ended September 30, 1996, compared to the same quarter of 1995. Depreciation, depletion and amortization should decrease during the fourth quarter of 1996 due to the expected pay off of debt from SWTP. The majority of the operating expense increase was increased fees due to a change in transfer agents during the third quarter of 1996.

Other income and expenses reported during the quarters are principally related to either interest income or interest expense. The interest income is earned by affiliated parties to the Company on cash advances for ongoing projects. The majority of the interest expense should decrease significantly by year end when the advances from affiliated parties are paid in full.


NET INCOME:

Net income was down for the quarter ended September 30, 1996, when compared to the same quarter in 1995, and also for the nine month periods, primarily because of the increases in cost of revenues (previously discussed under Revenues), which reduced the gross profit. In addition, there were some increases in operating expenses which contributed to the decline.

Income per share was $0.07 for the quarter ended June 30, 1996, and $0.10 for the quarter ended September 30, 1996. It was also $0.10 for the quarter ended September 30, 1995. A change in the number of shares outstanding through the conversion of common stock effects the per share calculations.

Management plans to control expenses while continuing to build the revenues in the fourth quarter to yield an exceptional year for the Company.




                                     PART II

Item 6.  Exhibits and Reports on Form 8-K:

No reports were filed on Form 8-K during the quarter ended September 30, 1996.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.


                              GOLDEN TRIANGLE INDUSTRIES, INC.



                              /s/  IVAN WEBB
                              Ivan Webb, Chief Financial Officer
                              Principal Financial Officer
                              Principal Accounting Officer and Director