Form 10-K
period 1996-12-31
GOLDEN TRIANGLE INDUSTRIES INC/
filed 1997-03-31
CIK 42284

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1996

                       Commission file number 0-8301


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant (persons other than officers, directors, or stockholders known by the registrant to beneficially own more than 5% of its common stock) was $3,892,140 as of March 18, 1997, based on the average bid and asked prices of such stock ($2.1562) at the close of the market on that day.

The number of shares outstanding of the registrant's common stock as of March 18, 1997 was 1,960,377 shares. In addition there were 11,586 shares outstanding of Preferred A, and 188,585 shares outstanding of Preferred B. The preferred shares have the same voting rights as if they were still equivalent to 2,001,710 common shares. See PART III, Item 5, Preferred Stock.

==============================================================================

                              PART I

Item 1.  Business

(a) General Development of Business

Golden Triangle Royalty & Oil, Inc. (the "Company") was incorporated on July 30, 1975 under the laws of the State of Colorado. Later that year, the Company obtained approximately $300,000 through an initial public offering of 3,000,000 shares of its common stock, par value $.001 (the "Common Stock"). The Company was organized primarily to acquire and hold royalties on oil and gas properties. During the past four years the Company has diversified and expanded its operations to include the salt water disposal business, tire shredding/recycling, and ranch activities. See Item 2 for a description of the Company's properties. During 1996 the Company's name was changed to Golden Triangle Industries, Inc. (the "Company" or "GTII") to reflect the change in the Company's main business emphasis from oil and gas royalties to its broader base of activities.

During July 1992, stockholder approval was obtained from the stockholders of both companies to approve the acquisition by GTII of all the assets and shares of Houston Oil & Energy, Inc. (HOE), a full reporting, publicly held company. The ratio for the acquisition was one share of GTII given for each
3.125 shares of HOE. This acquisition improved the Company's financial position by causing an increase in assets, revenues and stockholders' equity, and the acquisition enabled GTII to maintain its NASDAQ listing.

During 1993 stockholder approval was obtained for a 1-for-20 reverse split of the Company's common stock. Effective July 26, 1993 the shares outstanding were reduced from 63,358,977 to 3,167,948. The Board of Directors believes the reverse split resulted in increased tradeability of the stock, and that the increased price level encouraged more interest in the stock.

Beginning in 1993 with the acquisition of OCR Investments, Inc., the Company began the expansion of its business into new areas. OCR, a salt water disposal company, approximately doubled GTII's revenues in 1993. This acquisition was followed in 1994 by the acquisition of Transcon Energy Corp. This was the most important development of business in GTII's history, since the acquisition provided enough revenues (approximately $1,900,000 gross in 1994) to make the Company profitable. The acquisition also added approximately $1,200,000 in assets to GTII. GTII issued 4,148,148 restricted shares to the owners of Transcon for this acquisition which effectively transferred control of the Company to these shareholders. Transcon is now a wholly owned subsidiary of GTII. During 1995 GTII expanded these operations further by acquiring 100% of another salt water disposal facility, County Line Disposal Plant. During 1996 the Company continued expanding its salt water disposal business by acquiring the use of the Amando disposal facility which generates $50,000 to $60,000 per month in gross operating revenues for the Company.

In addition to the acquisition of the salt water disposal operations, GTII also expanded into two other areas of business. A ranch was purchased in New
Mexico with various potential revenue sources.   During 1995 the Company
reported two sales of forty acre land tracts, and income from cattle grazing leases. A sale of an eighty acre land tract occurred during 1996. In the first quarter of 1995 the Company purchased tire shredding equipment which is reported to be the largest equipment of its type in the southwest. The rental of this equipment brought in significant revenues for GTII during 1995. See Item 2 Properties for more complete information.

During 1995 stockholder approval was obtained for a 1-for-2.5 reverse split of common stock. Effective August 2, 1995 the shares outstanding were reduced from 9,573,465 to 3,829,386. Since GTII is currently listed on the NASDAQ SmallCap Market, one purpose of the reverse split was to assist in getting the stock price up to meet the requirements for consideration by the NASDAQ National Market or the American Stock Exchange. A listing on one of the national markets offers more visibility and a broader market for the stock. GTII has now met the financial requirements for a listing on a national market and will attempt to gain listing within the next year.

Stockholders authorized the issuance of 1,000,000 preferred shares during 1996, with directors given the authority to subdivide the stock and assign the various rights to each class. Directors created Class A and Class B preferred shares and authorized a program whereby shareholders could exchange their common stock for preferred stock at a rate of one share of preferred stock received for each ten shares of common stock surrendered. This program resulted in the exchange of 2,001,710 common shares for 11,856 preferred A shares, and 188,585 preferred B shares. See PART III, Item 5, Preferred Stock.

GTII established a Dividend Reinvestment and Stock Purchase Plan during 1996 to provide existing holders of the Company's common stock with a convenient and economic method of investing cash dividends and making cash investments in the Company's common stock without payment of brokerage commissions in connection with purchases. See Part III, Item 5, Dividend Reinvestment and Stock Purchase Plan.

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

Initial Potential ("IP") - a test performed before any significant production from a well is marketed. An oil well potential is an indication of the maximum rate at which a well can produce. Usually, wells produce at lower rates than their potentials. Reasons for the lower rates can involve natural decline, government regulations, difficulties with operations or infrastructure, and reservoir management considerations. Initial potential figures given in this report were obtained by the Company through industry publications.

Net Royalty Acre - generally, a measurement of royalty or overriding royalty and the equivalent of the full customary one-eighth royalty of the gross production or revenue free and clear of exploration, drilling and production costs from one acre of land. The number of net royalty acres used in this report applies to figures as of December 31, 1996, and the number will change as relinquishments take place on the ATP's in Queensland, as an ATP expires or is cancelled, or any new areas are added.

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


(b) Financial Information About Industry Segments

In the fiscal year ending December 31, 1996, the Company's revenues, operating profits or losses, and identifiable assets were attributable to its salt water disposal operations, tire shredding/recycling, acquisition and ownership of interests in oil and gas leases, and ranch operations. (See Items 6 and 8, "Selected Financial Data" and "Financial Statements and Supplementary Data.") Financial information about other industry segments is thus inapplicable.


(c) Narrative Description of Business

General - Salt Water Disposal and Rig Services

GTII is now involved in the salt water disposal business through its subsidiaries OCR, Transcon, Jim Wells, and County Line. The oil industry of the United States produces more salt water than oil, and governmental regulations require any salt water produced from oil or gas wells to be injected back into the ground in another salt water bearing zone to protect all fresh water zones from being contaminated. GTII's subsidiaries are in the primary business of injecting the salt water back into the ground. Producers in the area separate the salt water from the produced gas and oil and the water is trucked to storage tanks at one of the facilities where the salt water is collected awaiting injection back into the ground. A fee is charged per barrel or per load for this service.

During 1994, 60% to 65% of Transcon's services were rendered to a single customer. However, Transcon's revenues have now become more diversified from additional customers, with 56% being from one customer. Management does not foresee the loss of this customer, but continues to take steps to expand the business into other areas (by purchasing additional disposals) and gain additional customers to prepare for this possibility. The collection of accounts receivable from the oil and gas producers represents a risk factor in this service business. Also, mechanical problems with a disposal well, surface owners not renewing a lease, or a competitor installing a new facility could be risk factors, although GTII does not anticipate any such problems at this time.

GTII's subsidiaries' injection wells are located in the top gas producing counties in Texas. Of course, the continued profitability of the business is dependent upon stable or increased gas prices causing additional oil and gas production in the area. The subsidiaries are also subject to environmental considerations and must comply with governmental regulations. See "Governmental Regulation" on the following page.

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


Employees

The Company and its subsidiaries employ twenty persons (including the executive officers), all of whom serve the Company as needed on a part-time basis.


(d) Financial Information About Foreign and Domestic Operations

                                          1996          1995        1994
         Oil and Gas Revenues
            United States              $   92,156   $   79,775   $  106,085
            Australia                     219,065      131,045      131,034

          Other Revenues
            United States              $2,569,813   $2,465,384   $2,234,077
            Australia                           -            -            -

         Operating Profit or Loss
           (Before Income Taxes)
            United States              $  948,080   $1,042,444   $  244,129
            Australia                      76,179       96,585       48,677

         Identifiable Assets
            United States              $4,975,616   $4,732,421   $3,030,520
            Australia1                  1,234,804    1,270,772    1,598,982

     (1) According to applicable accounting regulations, the Company may not show certain properties such as the ORRI under ATP 298P, and 4/5ths of the ORRI under ATP 299P as having a book value because they were acquired from related parties in exchange for stock; therefore, the book value of these properties is "0".

------------------------------------------------------------------------------

Item 2.  Description of Property

(a) Salt Water Disposal Properties

In the past four years GTII has acquired eight salt water disposal facilities, and subsequently sold one facility, and has achieved a dominant position in one of the premier gas producing areas in the United States. Salt water is produced along with oil and gas, and governmental regulations require the salt water to be disposed of in an environmentally safe manner. The Company is in the primary business of injecting the salt water back into the ground in another salt water bearing zone to protect all fresh water zones from being contaminated. The Company injects from 375,000 to 425,000 barrels of water per month and is paid a fee for this service by the oil and gas producers.

GTII acquired its first salt water disposal property, OCR Investments, Inc.
(OCR), a company operating a salt water disposal facility at a profit in the Zapata-Laredo area of Texas, during 1993. During 1994 the Company continued increasing its revenues with the acquisition of a highly profitable company, Transcon Energy Corp. (Transcon) which had three disposal facilities in the same general area as OCR. Transcon, like OCR, provides salt water disposal services for oil field operations in an area of active drilling for deep gas, making the prospects for continued profitability excellent. Transcon also provides drilling rig services, including fresh water sales for drilling and poly pipe rentals and sales. The addition of Transcon's gross revenues to GTII during 1994 caused GTII to become profitable. Also during 1994, the Company acquired 50% of Jim Wells Salt Water Disposal Inc. (Jim Wells). This company operates a facility near Alice, Texas, which is northeast of the Transcon and OCR disposal area.

Because of the tremendous performance of its salt water disposal facilities in 1994, GTII continued expanding this business during 1995 by purchasing the remaining 50% of Jim Wells, plus purchasing 100% of another facility, County Line Disposal Plant. In addition to these purchases, OCR opened a new facility, Chihuahua. The Company installs new facilities in response to new gas discoveries and the location of competing facilities. For example, the new Chihuahua facility was installed in September 1995 to take water from a recently discovered 500 BCF gas field. During only its second month of operation, Chihuahua disposed of 71,729 barrels of water (revenues of about $28,000 for that month).

During 1996 the Company acquired the use of the Amando Disposal Facility for $750,000. This acquisition added significantly to the assets and revenues of the Company. The facility disposed of approximately 150,000 barrels of water per month during 1996, and generated about $50,000 to $60,000 per month is gross operating revenues for the Company.

Also during 1996 the Company sold its disposal facility in Jim Wells County because of disappointing results due to a lack of expected development in that service area and distance from the Company's main operating area.

All of GTII's seven disposal sites are located in Webb and Zapata counties. Webb County produces more gas than any other Texas county, while Zapata County ranks second or third. GTII's competition is limited, with few other facilities located in the area. The majority of the production in the area consists of gas from the lower Wilcox Lobo Trend. According to the U. S. Department of Energy, the trend is estimated to contain total reserves of 14,962 BCF. Considering that most of the significant Lobo fields are located in Webb and Zapata counties, and considering that all production from the counties (not just Lobo production) totals 650 BCF per year, it is conceivable that production from the Lobo could continue near the current rate for over twenty years, given adequate gas prices to stimulate additional drilling.

In summary, gas production, along with the associated salt water production in GTII's operating area, should be substantial for years to come. GTII's total revenues from disposal fees as described above, and other oil field services (described in the following paragraph) totalled $2,239,670 during 1996.

In addition to the salt water disposal services, the Company also provides oil field services including fresh water supply, sales and rental of poly pipe and pumps, back filling drilling mud pits, sand blasting, and steam cleaning. One of the Company's subsidiaries, Transcon, has access to water rights for fresh water from the Rio Grande River. The fresh water is sold to drilling rigs by laying polypropylene pipeline from the river to the drill sites, and by trucking the fresh water to other drill sites. Of course, revenues from this service can fluctuate depending on factors such as drought, when demand for the water would be greater, or over-supply when demand would be less.

Additional information on the salt water disposal business is available at "Narrative Description of Business - General - Salt Water Disposal and Rig Services.


(b) Tire Disposal/Recycling

During 1995 the Company purchased tire shredding equipment and leased it to Southwest Tire Processors Inc. (SWTP) which owns a tire disposal/recycling facility in Socorro, New Mexico that is reported to be the most efficient and modern type in the southwest. It is the only permitted tire disposal/recylcing facility in New Mexico and can accept tires from anywhere in the United States. Because of environmental and storage problems with used tires, SWTP is now capitalizing on the need to dispose of used tires. The equipment shreds the tires into 2" by 3" chunks, and is capable of shredding three ton tires into chunks in 10-15 minutes and averages 35 tons per hour. The material can then be sold for use in such things as asphalt for highways, mats, hoses, and tennis shoes.

The plant charges $135-$140 per ton for disposal and then sells the shredded material for $40-$60 per ton. SWTP has contracts with the State of New Mexico and the State of Arizona for tire disposal at $140.00 per ton, and has contracts with the Department of Defense to buy the shredded rubber for use on military bunkers. The company also sells the shredded rubber to a company that recycles rubber into new tires.

GTII's gross income from this business totalled $593,616 in 1995. The Company presently has a 12 1/2% interest in SWTP. After recovering its initial investment and a profit, GTII will have a 10% interest in the gross revenues of the operation. SWTP was awarded a contract with Maricopa County in Arizona during 1996 for disposal of tires that has an estimated overall value of $2 million to $5 million over a period of two years.

During 1996 the facility was expanded with the purchase of crummer equipment which further shreds the 2" by 3" chunks into pellet size, removing the steel and nylon fibers. This process increases the value of the rubber from $40-$60 per ton to $200-$600 per ton because its uses become even more versatile.


(c)  Apache Ranch

During 1995 GTII acquired the remaining portion of the ranch land in New Mexico which it had purchased an interest in during 1994. The 13,500 acre Apache Ranch adjoins the Mescalero Indian Reservation near Ruidoso, New Mexico, and the ski resort area. This property offers many possible sources of revenue including sporting activities, camping, hunting, timber, real estate development, and livestock grazing, plus potential easement revenues as certain projects develop for the Mescaleros.

The land includes one of the largest herd of elk in the western United States, and is inhabited by a large variety of additional wildlife including deer, turkey, oryx, mountain lion and bear.

Apache Ranch began generating revenues in 1995 with the sale of two forty acre tracts of land, and a contract for a year's cattle grazing rights. In 1996 income was generated from grazing rights, hunting (elk permits), and the sale of an eighty acre tract of land. The eighty acres was sold to a group of investors who plan to develop a working dude ranch with activities to include trail rides, roundups, and everyday cattle work.


(d) Oil and Gas Properties

General

As of December 31, 1996, the Company owned royalty interests and ORRI's in oil and gas wells primarily located in the states of Arkansas, Colorado, Kansas, New Mexico, Oklahoma and Texas. The Company also has a few working interests further defined under Working Interests - Domestic. These domestic oil and gas interests generated $92,156 for the year ended December 31, 1996.

Most of the U.S. leases in which the Company owns interests provide that such leases will continue in existence as long as oil and gas are produced on the related properties. The duration of the Australian concessions in which the Company owns interests is discussed generally in the following section.


Australian Properties

A significant portion of the Company's oil and gas properties consist of ORRI under concessions that explore for oil and natural gas granted by the State of Queensland, Australia. Each of these concessions, called an Authority to Prospect ("ATP"), has a term of four years. The area covered by an ATP is reduced by relinquishment of approximately one-fourth of the area at the start of the third year of its effectiveness and an additional one-fourth of the original area at the start of the fourth year of its effectiveness. The area to be relinquished is chosen by the holder of the ATP. An ATP does not require that any specific work, such as drilling or geological or geophysical work, be performed by the holder, but does require that the holder continuously prospect and expend a specified minimum sum over the term of the ATP for such prospecting efforts. Applications for renewal may be filed at the time of expiration of an ATP.

The Company has ORRI in 1,425,164 net royalty acres under 19,761,600 gross surface acres in Australia. ORRI entail no expenditures by the Company for exploration or drilling expenses. In addition, the Company holds 2,758,620 net working acres under 16,357,600 gross working interest acres.

Oil revenues from Australia totalled $219,065 from ATP 267P and ATP 299P during 1996. Transportation costs to market the crude oil totalled $94,692.


Reserves

The majority of the Company's reserves are in overriding royalty and royalty interests on which data is not available for reserve estimates. If estimates of proved reserves were prepared for the Company's royalty and overriding royalty interests, the ORRI under ATP 299P in Australia would account for the majority of the Company's proved oil reserves attributable to these interests. The ATP 299P working interest holders have not supplied the Company with information deemed necessary for meaningful reserve calculations. Most of the Company's domestic royalty interests are small, and the Company is of the opinion that obtaining information necessary for meaningful reserve calculations would involve unreasonable effort or expense. Oil production attributable to the Company's royalty and overriding royalty interests provided approximately 95% of the Company's production income during the fiscal year ended December 31, 1996.

Since the Company's working interests provide such a small percentage (5%) of the Company's total oil and gas income, it was determined that unreasonable effort and expense would be required to prepare a reserve report on these interests. Therefore, the 1994 reserve estimates were rolled forward to 1995 and 1996 without additional analysis. See "Supplementary Data for Reserves of Oil and Gas" under Item 8. Financial Statements and Supplementary Data.

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


                                   United States              Australia
                                Average Sales Price     Average Sales Price
      Fiscal Year Ended          Oil         Gas                 Oil
    December 31, 1996           $20.43       $ 1.91           $US21.72
    December 31, 1995           $16.30       $ 1.29           $US18.09
    December 31, 1994           $14.71       $ 1.34           $US18.30


WORKING INTERESTS - DOMESTIC

Productive Wells and Developed Acreage

There are now a total of four wells on the Baum Lease, with well numbers 2, 3 and 4 being completed as oil producers during 1996. In addition, one new oil well was completed on the Isenhower lease bringing the total number of producing wells on this lease to four. The Baum and Isenhower leases are located in Texas, and GTII holds a 5% carried working interest in these wells.


Non-Productive Acreage

GTII holds a 30% interest in approximately 11,787 acres of long-term leases located in the Overthrust Belt in Arizona. The primary prospect in this lease play, the Cochise Overthrust Prospect, has 3,500 feet of closure. A structure of this size would rank among the top oil and gas structures in the United States, if found productive. GTII etal. is planning to farm out the working interest to someone interested in the drilling of this giant structure with a view to recapture all out of pocket expenses and retain an override.


WORKING INTERESTS - AUSTRALIA

On October 1, 1995, Oil Seeps Inc. ("Oil Seeps") was awarded a 12,254,400 acre oil and gas concession - ATP 615. GTII owns 20% of Oil Seeps and participated with a group through Oil Seeps to apply for this concession. Subsequent to the end of 1996, a letter of intent was signed where GTII and its partners will retain an override and make a profit on the sale. GTII's part will be a 1% override and approximately $20,000 cash profit on the sale.

The table below sets forth the undeveloped acreage in Australia in which the Company held WI as of December 31, 1996. Working interests are acquired by the Company with a plan to farm out operations while retaining overriding royalty or carried working interests where feasible.

                                        GTII's     Net
                                Gross   Working    WI
                     Area       Acres   Interest  Acres
                     538     3,275,200     7.5%    245,640
                     554       828,000     7.5%     62,100
                     615    12,254,400    20.0%  2,450,880


ROYALTY AND OVERRIDING ROYALTY INTERESTS - DOMESTIC

The Company owns royalty interests and ORRI's in oil and gas wells primarily located in the states of Arkansas, Colorado, Kansas, New Mexico, Oklahoma and Texas.

GTII added to these interests during 1996 by purchasing ORRI in four oil and gas producing wells in Starr County, Texas, two gas producing wells in Chickasaw County, Mississippi, and two gas producing wells in Monroe County, Mississippi. These wells are expected to have a 24 to 36 month payout.

Also see (d) Oil and Gas Properties - General.


OVERRIDING ROYALTY INTERESTS - AUSTRALIA

The following table sets forth the name of each Australian concession in which the Company had an ORRI as of December 31, 1996 and upon which productive wells had been drilled, the percentage interest of the Company therein, the number of such wells, the gross acreage of each concession, and the net royalty acres held in each concession.

		                                     GTII's       Net
      		        Area &         Gross   Royalty    Royalty
	            	No. of Wells     Acres   Interest    Acres
                   267 - 21 oil wells   736,000  0.46709%    27,502
                   299 - 45 oil wells   588,800  1.46307%    68,916

The following table sets forth the undeveloped acreage in which the Company had ORRI's in Australia as of December 31, 1996. The Company had no royalty or ORRI's in undeveloped acreage in the United States as of December 31, 1996.
                                       GTII's      Net
                               Gross   Royalty   Royalty
                    Area       Acres   Interest   Acres
                     333        92,000   0.200%     1,472
                     415       901,600   1.463%   105,523
                     538     3,275,200   0.623%   163,236
                     542     1,932,000   1.200%   185,472
                     543     1,545,600   0.500%    61,824
                     550       680,800   0.500%    27,232
                     560     1,048,800   0.800%    67,123
                     582     8,960,800   1.000%   716,864

The total of the producing and non-producing acreage in Australia under which GTII holds interests is 1,425,164 net royalty acres under 19,761,600 gross surface acres.


Present Activities - ORRI

The year 1996 was a record year for successful oil wells drilled on ATP299 in Australia. After the completion of the Tarbat #2 in 1995, which had an initial potential test of 2,700 barrels of oil per day, an aggressive drilling program during 1996 successfully discovered fifteen new oil wells on this concession. All fifteen wells were completed as producers, which will increase GTII's overriding royalty income from this concession. Following is a list of the new wells completed as producers and the field in which they are located:

        Tarbat Field
           Tarbat #3, #4, #5, #6, #7, #8, #9, #10

        Ipundu Field
           Ipundu #4, #5, Ipundu North #4, #5

        Talgeberry Field
           Talgeberry #5, #6

        Gimboola (new field)
            Gimboola West #1

There are now 45 wells in twelve different fields on ATP 299. GTII has a 1.463% of gross production interest in this lease, less transportation costs. Each oil field has numerous undrilled locations, causing a tremendous upside potential for the further development of ATP 299.

A successful gas well was drilled on ATP 543 during September, 1996. The well had an initial potential test of 6.2 MMCFPD. GTII holds a .5% overriding royalty interest in this concession.

Two other concessions under which GTII holds overriding royalty interests began drilling programs during 1996. ATP 550 reported the Jade No. 1 as a dry hole, and ATP 560 reported the McIver #1 and the Jampot #1 as dry holes. GTII looks forward to drilling activity continuing on these concessions.

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


(e) Office Facilities

Until September 1, 1995, the Company's offices were located at 1301 Avenue M, Cisco, Texas. These offices were leased from U. S. Representatives for $975.00 per month. The Company's corporate office is now located at 8504 Sonoma Valley N.E., Albuquerque, New Mexico 87122, and is provided by Kenneth Owens, Chairman of the Board and President. In addition, the Company's subsidiaries, OCR and Transcon, have offices in Zapata, Texas, also provided by Mr. Owens. Rent in the amount of $9,600 was paid to Kenneth Owens in 1996 for these facilities. The Company also maintains an office at 104 Fossil Court, Springtown, Texas 76082, which handles the stock transfer agent duties for the Company, plus houses computers and other equipment used for maintaining the mailing lists, printing envelopes etc. Karen Lee, Director of the Company, is paid $300 per month for these facilities.


(f) Other Properties/Assets

The Company owns various portfolio securities. For a description thereof, see Note 4 to the Consolidated Financial Statements included herein under
Item 8.

------------------------------------------------------------------------------

Item 3.  Legal Proceedings

As of March 18, 1997, there were no material legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their properties was the subject.

------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

==============================================================================

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

Common Stock

The only class of common equity security authorized by the Company's Articles of Incorporation, as amended, is the Company's Common Stock, $.001 par value. The Company's Common Stock trades on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol "GTII". The range of high and low sales prices for each quarter during the last two fiscal years, as quoted in the National Association of Securities Dealers' Automatic Quotation ("NASDAQ") System, is set out in the table that follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        Year Ended December 31, 1996      Year Ended December 31, 1995
                        High     Low                   High       Low
1st Quarter           3 3/8   2  7/8   1st Quarter    1  1/8       7/8
2nd Quarter           3 1/16  2 3/16   2nd Quarter      15/16      1/2
3rd Quarter           2 5/8   2 1/16   3rd Quarter*   2  7/8   1   7/8
4th Quarter           3 1/16  2 5/16   4th Quarter*   3 1/16   2 11/16
                                       *after 1-for-2.5 reverse split

As of March 18, 1997, there were approximately 11,419 holders of record of the Company's Common Stock, plus an undetermined number of stockholders who hold their stock in street name.


Dividend Reinvestment and Stock Purchase Plan

GTII set up a Dividend Reinvestment and Stock Purchase Plan (the "Plan") during 1996, to provide existing shareholders of the Company's common stock with a convenient and economic method of investing cash dividends and making cash investments in the Company's common stock without payment of brokerage commissions in connection with purchases.

Shareholders may choose to invest funds in common stock through optional cash investments, with a minimum purchase of $25.00 per month and a maximum purchase of $5,000 per month. The optional cash payments may be made occasionally or at regular intervals, as the shareholder desires.

The Plan provides that the common shares offered by the Company may be either newly issued shares acquired directly from the Company or shares purchased on the open market. The purchase price for shares purchased on the open market is the average price paid for such shares, and the purchase price for newly issued shares is 98% of the average of the daily closing prices of the common shares reported on the NASDAQ market on the five trading days prior to the purchase date.

IMPORTANT: The above is only a brief outline of the Plan. Complete details of the Plan were mailed to all shareholders during 1996. Before enrolling shareholders should review the information received, or obtain complete information on the Plan by requesting a copy of the Dividend Reinvestment and Stock Purchase Plan from the corporate office.

During 1996 shares for the Plan were purchased in the open market. However, the Company also registered 1,000,000 shares of common stock under the Securities Act for sale by GTII pursuant to the Plan, which may be used at the Company's discretion.

From August 1996 to December 1996, an average of 150 stockholders per month participated by purchasing an average of 8,000 shares per month through the Plan.


Preferred Stock

Shareholders authorized the issuance of 1,000,000 preferred shares during 1996 with directors given the authority to subdivide the stock and assign the various rights to each class. Directors created Class A and Class B preferred shares and authorized a program whereby shareholders could exchange their common stock for preferred stock at a rate of one share of preferred received for each ten shares of common surrendered. The offer expired on August 30, 1996. The program resulted in the exchange of 2,001,710 common shares for 11,856 preferred A shares, and 188,585 preferred B shares.

Class A Convertible Preferred Stock - Class A preferred stock is a convertible stock. The shareholder holding preferred stock has the same voting rights as if all preferred shares held were common shares (1 preferred shares equals 10 common shares). The preferred shares cannot be sold, but will be convertible back to common shares in 38 months or when gross revenues of the Company are $5 million or greater, whichever comes first. A cash dividend is paid on the Class A preferred shares - See Dividends - Preferred Stock.

Class B Non-Convertible Preferred Stock - Class B preferred stock is a non-convertible stock. A shareholder holding Class B preferred stock has the same voting rights as if all preferred shares held were common shares (1 preferred share equals 10 common shares). The Class B preferred shares cannot be sold since they are not registered, and they are not convertible back to common shares. A cash dividend and a stock dividend are paid on the Class B preferred shares See Dividends - Preferred Stock.


Dividends - Common Stock

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

Dividends - Preferred Stock

Class A - A cash dividend of 30 cents per Class A preferred share per year is paid on a semi-annual basis.

Class B - A cash dividend of 20 cents per Class B preferred share per year is paid on a semi-annual basis.

In addition, a 3% stock dividend is paid the first year on Class B preferred shares, and a 4% stock dividend is paid the second year on Class B preferred shares. For subsequent years, the annual dividend rate will increase above the 4% by 1% when the annual gross revenues increase by one million dollars, up to 6%, and will increase above 6% by 1% when the annual gross revenues increase by two million dollars. The increases in gross revenues will be calculated using the 1995 year end gross revenue number as the base number. The stock dividends will be paid in common shares which are not restricted and can be sold by the shareholder in the open market.

------------------------------------------------------------------------------

Item 6.  Selected Financial Data

                               Years Ended December 31
                   1996       1995      1994         1993       1992
Operating
 revenues        $2,881,034 $2,676,204 $2,471,196 $1,776,810  $ 585,032

Income(loss)
 from oper-
 ations          $  594,342 $  636,594 $  548,593 $  179,410  $(194,192)

Income(loss
 from oper-
 ations per
 share*          $      .22 $      .16 $      .15 $      .06  $    (.08)

Total assets     $6,552,697 $6,156,025 $4,984,665 $4,021,449  $2,891,343

Long-term
 debt            $        - $   19,486 $    5,991 $       -   $       -

*Per shares amounts have been restated to reflect the 1-for-20 reverse split in 1993 and the 1-for-2.5 reverse split in 1995.

NOTE: The Transcon acquisition was accounted for by the pooling of interests method. Columns for 1992-1994 have been adjusted to include the activities and assets of Transcon for those periods on a pooling basis.

------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Discussion - The fiscal year ended December 31, 1996 marked the Company's 21st year of operations and management is pleased to report that 1996 set new records in total revenues and total assets during this 21 year period. The south Texas operation continues to grow, yielding exceptional margins of profit as a result of a strong natural gas market during 1996. Disposal fees, fresh water sales and rig services were up for combined total revenues of $2,239,670 from our four operating subsidiaries. In addition to natural gas prices being strong, oil averaged $3.75 higher per barrel over the previous year. This increase in average price, coupled with drilling new wells in Australia, plus domestic drilling and acquisitions, caused oil and gas 1996 revenues to hit an all time high of $311,221.

Significant events that aided the Company's growth during the year were the $750,000 Amando Disposal Facility project, nineteen (19) wells drilled on the Company's overrides in Australia of which sixteen (16) were completed as producers, and five new producing wells on domestic leases in which the Company has carried working interests.

Overall, 1996 was a record year of growth, setting the stage for further growth for the future.

It is important to note the financial statements accompanying this report are consolidated with the Company's wholly owned subsidiaries, Transcon, OCR, Jim Wells, County Line, and Apache Ranch for all periods presented.

Assets - GTII reported total assets of $6,552,697 for 1996, an increase of $396,672 over the previous year ($6,156,025) and a $1,568,032 increase over 1994 ($4,984,665). This two year growth in assets is attributable to the acquisition of additional disposal operations, Apache Ranch and tire shredding equipment. It is important to note that the Company has no bank debt or debt against its properties. Total liabilities for 1996 were $393,093, of which only $58,677 was accounts payable and accrued expenses; the balance of $334,416 was accrued income taxes and deferred income taxes. Cash on hand increased 3.46 times over the previous year to $298,521, plus a cash bond of $100,000 is in place for Southwest Tire Processors, Inc. ("SWTP") (shown on the balance sheets under other assets as restricted cash). These factors place GTII in an extremely healthy financial position which is further evidenced by the liquidity ratio (current assets to current liabilities):

                     1996       1995       1994
                     6.35:1     5.92:1     9.52:1

Other significant changes in assets during the year included the increase in investments in common stock and production equipment. These include a 7% ownership in Signature Motorcars, Inc., 12.5% of SWTP, and a 20% interest in Oil Seeps, Inc. These investments total $417,930 which are in addition to the $43,756 under current assets for common stock acquired off the public market. Production equipment increased $428,654 through the addition of the Amando Disposal Facility to the south Texas operation.

Approximately half of the current assets are from accounts receivable from trade ($477,450) of which $417,655 is due to the south Texas operations. It is not uncommon for receivables to be high when providing services to energy companies. Management believes these receivables are good and collectible. It should be noted, however, that accounts receivable from trade has been reduced dramatically from 1995 due to substantial payments being received from SWTP. SWTP converted $275,224 of its debt pursuant to a lease agreement to a note. This amount is shown in the $396,751 of other assets under accounts and notes receivable - long term. The difference is a note for land sales from the Apache Ranch.

GTII's stockholders' equity was up $527,759 to $6,159,504 in 1996 from 1995 which further demonstrates the liquidity and financial soundness of GTII, as the total assets as of December 31, 1996 were $6,552,697. Stockholders' equity on December 31, 1996 was $2.25 per share compared to $1.47 per share for 1995 and $1.27 per share for 1994.

GTII plans to continue the policy of making acquisitions without incurring bank debt. The cash flow plus cash on hand is expected to exceed obligations planned for 1997.

Revenues - GTII set another record high in 1996, marking the sixth year in a row of increasing revenues over the previous year. As a point of interest, the 1991 revenues were $192,360. This dramatic increase in revenues is directly related to the acquisition of the disposal service companies of south Texas from Kenneth Owens etal. Disposal fees also set a record year and the prospects for 1997 look excellent, as natural gas prices have remained solid and the need for additional gas is still great, which has a direct effect on the production of gas in the fields where GTII's subsidiaries provide their services.

The only area where revenues declined was rental income from the tire shredding equipment. However, the Company did receive $242,066 in rental income, converted the balance of the lease to a note for $275,224, and received a 12.5% interest in the tire shredding operation. Management is very pleased with this arrangement and looks forward to a year of expansion as SWTP is awarded tire disposal contracts, plus gains the ability to crumb the shredded material on an economical basis.

The Company continues to play an active role in Australia as it has been securing additional overriding royalty interests in ATP 267 and ATP 299, plus has entered into a farmout arrangement with an energy company on ATP 615 of which GTII owns 20%. There have been 15 new wells added to ATP 299 which is a part of a plan by Santos to increase production from 1,500 barrels per day in July 1996 to 2,500 barrels per day by July 1997. GTII holds a 1.463% override under ATP 299 which covers approximately 588,800 acres. Revenues from GTII's Australian interests were $219,065 for 1996 and were $131,045 for 1995, marking a 67% increase in revenues.

Domestically, oil and gas production increased $12,381 over the previous year and is expected to continue to build as four new wells were drilled on leases under which GTII holds a carried working interest. Drilling programs are planned in 1997 on two of the leases in which GTII holds a carried working interest, located in Callahan County, Texas.

Costs of Revenues - These categories all increased as a result of either additional revenues being generated in Australia or through the addition of the Amando Disposal Facility being added to the south Texas operation. The Amando is directly responsible for the increase in additional costs relating to materials and supplies, lease costs and utilities. Gross profit for GTII after costs of revenues also set a record in 1996 reaching $2,257,606.

Operating Expenses - Most expense categories remained about the same except for depreciation, depletion and amortization and other expenses. Both of these categories had a significant increase. Depreciation, depletion and amortization increased due to increased oil and gas production and increase in equipment acquired during the year for the south Texas operation. The second area of increase, other expenses, covers a large area of expenses, including but not limited to, transfer agent fees, travel, maps, reports and office expense. Management will strive to seek methods to streamline costs incurred in these areas without hampering service to the shareholders, its clients in the south Texas operations or its corporate obligations to the investment community.

Net Income - Net income before taxes was $1,024,259 in 1996 compared to $1,139,029 in 1995 and $292,806 for 1994. Net income for 1996 was $594,342 compared to 1995 with a net income of $636,594. Per share data reports 22 cents for 1996 and 16 cents for 1995. The reason for the increase is due to a change in the weighted average shares as a result of certain shareholders converting common stock to preferred stock. See Notes to Financial Statements - General Information.

Management is very pleased with 1996 and is excited about the prospects for 1997 to further build revenues which complement the Company's operations.

------------------------------------------------------------------------------

Item 8.  Financial Statements and Supplementary Data

The following financial statement information for Golden Triangle Industries, Inc. and subsidiaries is set forth below.

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

==============================================================================

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


Board of Directors
Golden Triangle Industries, Inc.
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Golden Triangle Industries, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Triangle Industries, Inc. and Subsidiaries at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

 /s/ ROBERT EARLY & COMPANY, P.C.
Robert Early & Company, P.C.
Abilene, Texas


March 16, 1997
==============================================================================

                 GOLDEN TRIANGLE INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS

                                                      December 31
                                                    1996          1995
                              ASSETS
CURRENT ASSETS
 Cash                                           $  298,521   $    86,255
 Accounts receivable - trade          		   447,450       958,436
 Accounts receivable - related parties              95,663        92,997
 Accounts and notes receivable - other              70,127         3,888
 Investments                                        43,756         5,427
 Prepaid expenses                                        -        61,150
  Total Current Assets                             955,517     1,208,153

PROPERTY AND EQUIPMENT
 Oil and gas properties (full cost
   method)
   Proven                                        2,384,940     2,368,896
   Unproven                                        408,643       405,107
 Production equipment                            2,388,179     1,959,525
 Office furniture and equipment                     59,531        40,681
 Well leasehold and water rights                   200,000       259,872
 Land                                              525,450       532,454
 Accumulated depreciation, depletion
   and amortization                             (1,312,245)   (1,099,991)
    Net Property and Equipment                   4,654,498     4,466,544

OTHER ASSETS
 Restricted cash                                   100,954           580
 Other investments                                 417,930         5,000
 Accounts & notes receivable - long
  term                                             396,751        82,470
 Goodwill (net of amortization)                     27,047        29,824
 Deferred federal tax assets                             -       363,454
   Total Other Assets                              942,682       481,328
TOTAL ASSETS                                    $6,552,697    $6,156,025


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                               $   46,665    $  101,094
 Accrued expenses                      		    12,012        23,167
 Accrued income taxes                  		    67,732        21,743
 Deferred income taxes - current       		    23,980       300,359
 Note payable - current portion             	         -         5,436
TOTAL CURRENT LIABILITIES                          150,389       451,799

 Note payable (net of current portion)                   -        19,486
 Deferred income taxes - non-current               242,704        52,895
TOTAL LIABILITIES                                  393,093       524,180

STOCKHOLDERS' EQUITY
 Preferred stock, $0.10 par (1,000,000
  authorized)
  Class A (11,586 shares outstanding)                1,159             -
  Class B (188,585 shares outstanding)              18,858             -
 Common stock, $.001 par (100,000,000
   authorized 1,937,857 and 3,832,967
   shares outstanding)                               1,938         3,833
 Stock to be issued (9,000 and 115,600
   shares)                                          11,250       195,320
 Paid-in capital                                 7,104,506     6,938,200
 Treasury stock (52,366 and 26,701
   shares)                                        (137,983)      (71,780)
 Unrealized gain/(loss) on securities
   held for sale                                    (5,753)       (5,015)
 Accumulated deficit                              (834,371)   (1,428,713)
     Net Stockholders' Equity                    6,159,604     5,631,845
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                      $6,552,697    $6,156,025

The accompanying notes are an integral part of these financial statements.

==============================================================================

                 GOLDEN TRIANGLE INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31
                                           1996        1995       1994
OPERATING REVENUES
Disposal fees & service
 revenues                               $2,239,670  $1,789,864 $2,161,614
Oil and gas production                     311,221     210,820    237,119
Rental income                              242,066     593,818          -
Other income                                 7,715       1,657      4,151
Gain on sale of assets                      80,362      80,045     68,312
   Total Operating Revenues              2,881,034   2,676,204  2,471,196

COSTS OF REVENUES
Australian marketing costs                  94,692      67,755     68,052
Production expenses and taxes               10,855      10,238     13,714
Contract services                           50,926      68,498    227,534
Direct materials and supplies              271,567     167,305    170,562
Lease cost                                 134,378      80,738     66,299
Utilities                                   61,010      52,170     41,814
   Total Costs of Revenues                 623,428     446,704    587,975
GROSS PROFIT                             2,257,606   2,229,500  1,883,221

OPERATING EXPENSES
Depreciation, depletion and
 amortization                              406,625     275,126    185,896
Personnel costs                            243,676     288,112    222,092
Management fees                                  -           -    617,427
Directors' fees                              6,750       5,000     20,000
Professional fees                           69,218      68,366     69,544
Ranch operations                                 -      53,339          -
Advertising and promotion                  158,341     130,798    189,990
Stockholder relations                       20,798      29,358     53,117
Repairs and maintenance                     82,149      87,349     47,051
Other expenses                             160,950      97,750    129,138
Rent                                        22,219      22,375     18,618
Taxes                                       39,307      27,361     26,812
Bad debts                                    1,581       1,581          -
   Total Operating Expenses              1,211,614   1,086,515  1,579,685

INCOME FROM OPERATIONS                   1,045,992   1,142,985    303,536

OTHER INCOME/(EXPENSES)
Interest and dividend income                 6,411       1,823      4,804
Equity in subsidiaries' income                   -     (12,077)     4,262
Unrealized gains/(losses) on
  marketable securities                          -           -     (2,854)
Gain/(loss) on sale of
  securities                                 7,297        (199)   (31,014)
Stock transfer fees                          5,314      21,095     16,530
Interest expense                           (40,755)    (14,598)    (2,458)
INCOME BEFORE INCOME TAXES               1,024,259   1,139,029    292,806
Australian income taxes                     41,022      20,200     19,547
Current income tax expense                  67,732      30,580     82,464
Deferred income tax expense                321,163     451,655   (357,798)
NET INCOME                              $  594,342  $  636,594 $  548,593
Weighted Average Shares
 Outstanding                             2,728,930   3,880,521  3,627,416
INCOME PER SHARE                        $     0.22  $     0.16 $     0.15

The accompanying notes are an integral part of these financial statements.
==============================================================================

Statement of Changes in Stockholders' Equity - part 1

                                            GOLDEN TRIANGLE INDUSTRIES, INC.
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                            PREFERRED STOCK
                                    Class A                Class B                 COMMON STOCK        STOCK TO BE ISSUED
                               Shares      Amount       Shares    Amount        Shares      Amount    Shares        Amount
Balances at 12-31-93                -     $    -             -    $     -     4,156,956    $ 4,157           -      $       -
 Issued for cash                                                                756,400        756
 Purchase of small
  position stock                                                                 (3,889)        (4)
 Issued for royalty
  interests                                                                     458,100        458
 Issued for acqusition of
   Transcon Energy Corp.                                                      4,148,148      4,148
 Issued for services                                                             60,000         60
 Net income for year
                               -------    -------      --------   --------   -----------   --------  ----------    -----------
Balances at 12-31-94                -          -             -          -     9,575,715      9,575           -              -
  Effect of 1-for-2.5
   reverse split                                                             (5,742,748)    (5,742)
Proceeds from short
   swing profits
  Due to related parties
   for:
    Disposal site & equip.                                                                              99,600        175,321
    1/2 Jim Wells Disposal                                                                              16,000         20,000
  Acquired for cash
  Accepted for fixed
   assets
  Issued as promotions
  Net income for year
                               -------    -------      --------   --------   -----------   --------  ----------    -----------
Balances at 12-31-95                -          -             -          -     3,832,967      3,833     115,600        195,321
  Stock issued                                                                  106,600        107    (106,600)      (184,071)
  Conversion                   11,586      1,159       188,585     18,858    (2,001,710)    (2,002)
  Acquired for cash
  Reissued for directors
   fees
  Reissued as promotions
  Net income for year
                               -------    -------      --------   --------   -----------   --------  ----------    -----------
Balances at 12-31-96           11,586     $1,159       188,585    $18,858     1,937,857    $ 1,938       9,000     $   11,250
                               =======    =======      ========   ========   ===========   ========  ==========    ===========


The accompanying notes are an integral part of these financial statements.

==============================================================================

Statement of Changes in Stockholders' Equity - part 2

                                  GOLDEN TRIANGLE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                           (CONTINUED)

                               Additional                                  Accumu-
                                 Paid-in           TREASURY STOCK           lated
                                 Capital        Shares       Amount        Deficit
Balances at 12-31-93          $6,248,575             -      $     -     $(2,613,900)
 Issued for cash                 429,824
 Purchase of small                (3,496)
  position stock
 Issued for royalty              199,961
  interests
 Issued for acqusition of
   Transcon Energy Corp.          (4,148)
 Issued for services              46,742
 Net income for year                                                        548,593
                              -----------       --------    ---------   ------------
Balances at 12-31-94           6,917,458             -            -      (2,065,307)
  Effect of 1-for-2.5
   reverse split                   5,742
  Proceeds from short
   swing profits                  15,000
  Due to related parties
   for:
    Disposal site & equip.
    1/2 Jim Wells Disposal
  Acquired for cash                              17,375       53,620
  Accepted for fixed
   assets                                        11,323       23,000
  Issued as promotions                           (1,997)      (4,840)
  Net income for year                                                       636,594
                              -----------       --------    ---------   ------------
Balances at 12-31-95           6,938,200         26,701       71,780     (1,428,713)
  Stock issued                   183,964
  Conversion                     (18,015)
  Acquired for cash                              30,750       80,131
  Reissued for directors
   fees                              357         (1,500)      (4,140)
  Reissued as promotions                         (3,585)      (9,788)
  Net income for year                                                       594,342
                              -----------       --------    ---------   ------------
Balances at 12-31-96          $7,104,506         52,366     $137,983    $  (834,371)
                              ===========       ========    =========   ============


The accompanying notes are an integral part of these financial statements.

==============================================================================

                 GOLDEN TRIANGLE INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31
                                              1996         1995        1994
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income                               $ 594,342   $ 636,594    $ 548,593
  Adjustments to reconcile
   net income to net cash pro-
   vided by operating activities:
   Depreciation, depletion and
   amortization                              456,625     325,126      235,896
   (Gain)/loss on sale of assets             (87,659)    (79,846)     (37,298)
   Directors' stock compensation               4,500           -        8,000
   Unrealized losses/(gains) on
     marketable securities                         -           -        2,854
   Equity in subsidiary's income                   -      12,076       (4,262)
   Deferred income taxes                     321,163     451,596     (357,798)
  (Increase)/decrease in:
   Accounts receivable                       124,870    (205,951)    (250,845)
   Inventories                                     -      13,422       (5,767)
   Prepaid expenses                           11,150            -       5,480
   Restricted cash                          (100,374)      4,576       12,728
  Increase/(decrease) in:
   Trade accounts payable                    (54,429)     74,360      (15,466)
   Accrued expenses                           34,834       8,229       27,666
   Amounts due to/from related
    parties                                   (2,666)   (109,994)    (338,446)
NET CASH PROVIDED/(USED) BY
 OPERATING ACTIVITIES                      1,302,356   1,130,188     (168,665)

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Purchase of property and
   equipment                              (1,073,131) (1,294,836)    (626,220)
  Purchase of marketable
   securities                                (54,347)          -      (23,517)
  Loan payments received                       5,596         223            -
  Cash from purchase of Jim
   Wells                                           -         658            -
  Investment in unconsolidated
   subsidiary                                 (6,250)     (5,000)           -
  Proceeds from sale of assets               136,277      40,850      160,603
NET CASH PROVIDED/(USED) BY
 INVESTING ACTIVITIES                      ( 991,855) (1,258,105)    (489,134)

CASH FLOWS FROM FINANCING
 ACTIVITIES
 Proceeds from:
   Issuing common stock                            -           -      430,580
   Short-swing profits                             -      15,000            -
  Purchase of treasury stock                 (70,343)    (48,780)      (3,500)
  Advances from related parties              441,000     181,000            -
  Repayment of advances from
   related parties                          (443,970)   (181,000)           -
  Proceeds from notes payable                      -      24,922            -
  Repayment of notes and lease
   payables                                  (24,922)    (13,205)           -
NET CASH PROVIDED/(USED) BY
 FINANCING ACTIVITIES                        (98,235)    (22,063)     427,080

NET INCREASE/(DECREASE) IN CASH              212,266    (149,980)    (230,719)
CASH - BEGINNING OF YEAR                      86,255     236,235      466,954
  CASH - END OF YEAR                       $ 298,521    $ 86,255    $ 236,235

Supplemental Disclosures - Non-Cash Investing and Financing

Cash payments for:
   Interest                                  $ 40,755    $ 14,598      $ 2,458
   Income taxes                                91,857      50,140       73,235
Treasury stock issued for:
   Directors' fees                             $4,500    $      -      $     -
   Stock promotion                              9,788       4,840            -
Exchange of account receivable
 for note                                     275,223           -            -
Services and materials exchanged
 for investment                                14,941           -            -
Stock to be issued for:
   Fixed assets                                     -     175,321            -
   Acquisition of subsidiary                        -      20,000            -
Stock issued for:
   Acquisition of subsidiary                        -           -      503,875
   Oil and gas properties                           -           -      200,419
Exchange of tire shredder for
    equity interest                           391,739           -            -

The accompanying notes are an integral part of these financial statements.

==============================================================================

                     GOLDEN TRIANGLE INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1996, 1995 and 1994

GENERAL INFORMATION

Golden Triangle Industries, Inc. and its subsidiaries (the Company) is engaged in the businesses of disposing of oil field salt water, providing fresh water and related services to drilling rigs, and ownership of passive (primarily royalty) interests in oil and gas production. The principal business is salt water disposal. Salt water is produced along with oil and gas and is required to be re-injected back into underground formations or otherwise disposed of as a regulated waste product. The Company has seven disposal facilities in operation at the end of 1996. The fresh water and related services portion includes laying supply lines to drilling sites and sales of fresh water for drilling purposes. Most of this business is generally located in an area south of Laredo, Texas.

The passive oil and gas interests consist of U.S. and Australian properties. Australia provided approximately 70% of gross oil and gas revenues during 1996. The bulk of the oil and gas asset base is located in Australia.

During 1995, the Company purchased a tire shredding machine and leased it to a tire disposal company in New Mexico. In October 1996, the equipment was transferred to the tire disposal company in exchange for a 12.5% equity interest.

During 1996, Golden Triangle Royalty & Oil, Inc., the parent company for this consolidated group, changed its name to Golden Triangle Industries, Inc.
This was done to reflect the fact that the emphasis of the Company has moved away from oil and gas to other activities. The Company also authorized 1,000,000 shares of preferred stock.

In the period from June to August, 1996, the Company made an offer to exchange preferred shares for common shares on a one for ten basis. The preferred shares offered consisted of Class A preferred and Class B preferred. Common shares totaling 2,001,710 were exchanged for 11,586 Class A shares and 188,585 Class B shares.

Both preferred classes retain the same number of voting rights as the number of common shares given up (10 votes per preferred share). The Class A shares are entitled to a $.30 per share cash dividend to be paid on a semi-annual basis. They are also convertible back into common shares after the earlier of 38 months or the Company's gross revenues being in excess of $5 million. The Class B shares are entitled to a $.20 per share cash dividend to be paid on a semi-annual basis. In addition, a 3% common stock dividend (i.e. 3 common shares per 10 shares of Class B preferred) is to be paid in the first year after issuance and 4% in the second year. After the second year, the stock dividend will increase or remain flat based on the increase in gross revenues of the Company using 1995 as the base year. Class B shares are not convertible back to common shares.

The Company has been purchasing small quantities of its own stock on the market to be used for stock promotion, stock dividends, possible acquisitions, possible stock compensation, or other purposes which may arise.

During June 1996, the Company adopted a Dividend Reinvestment and Stock Purchase Plan. Under this plan existing stockholders are given the opportunity to use dividends or cash payments to purchase the Company's stock through the transfer agent. The minimum investment is $25 per month and the maximum investment is $5,000 per month. The Company has the option of issuing new shares or acquiring shares in the open market to fill purchases through the plan. Through December 31, 1996, the Company had not issued any new shares. From August 1996 through December 1996 an average of 150 stockholders per month participated by purchasing an average of 8,000 shares per month through the plan.


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with generally accepted accounting principles and to general practices within the oil and gas industry for that portion of its business. Policies and practices which materially affect the determination of financial condition, changes in financial position, and results of operations are summarized as follows:

Principles of Consolidation.   The consolidated financial statements include
the accounts of Golden Triangle Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's subsidiaries at December 31, 1996 are Golden Triangle Coal & Mining, Inc., Golden Triangle Oil & Minerals, Inc. of Australia, Houston Oil & Energy, Inc., OCR Investments, Inc. (OCR), Transcon Energy Corporation (Transcon), Jim Wells Salt Water Disposal, Inc. (Jim Wells), County Line Salt Water Disposal Inc., and Apache Ranch, Inc. (wholly owned by Transcon). For purposes of these notes, these are collectively referred to as "the Company".

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

Investments in entities at less than 20% ownership are carried at cost.

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

Depletion and amortization for each cost center is computed on a composite unit-of-production method based on estimated proved reserves attributable to the respective cost center. All costs associated with oil and gas properties are currently included in the base for computation and amortization. Such costs include all acquisition, exploration and development costs. The Company's proved reserves related to working interests were estimated at December 1994 by a petroleum engineer who was not independent with respect to the Company. Those reserve estimates were rolled forward to December 1995 and 1996 without additional analysis. All of the Company's producing working interests are located within the United States. Depletion totalled $73,244 and $53,927 for 1996 and 1995, respectively.

Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Useful lives are 10 years for tanks and ramps, 7 years for equipment, and 5 years for electronic equipment. Depreciation totalled $291,347 and $204,532 for 1996 and 1995.

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

Income Taxes. The Company files a consolidated Federal income tax return. Currently Texas does not accept consolidated reporting and the Company has elected to file separate returns in New Mexico only for the entities required to file there. As such, each entity may incur state tax liabilities based on its separate income or capital structure. Investment tax credits are accounted for by the flow-through method under which benefits are recognized in the year taxes are actually reduced. Foreign income taxes are deducted as an expense when incurred.

Common Stock Data. Per share data has been computed on the weighted average number of common stock shares outstanding each period. Due to a 1-for-2.5 reverse stock split during 1995, stock data for the prior years has been restated to present information on a consistent basis.

Cash Flows. The Company considers cash to be its only cash equivalent for purposes of preparing its Statements of Cash Flows.

Restricted Cash. The Company provided collateral in the form of a Certificate of Deposit in order for Southwest Tire Processors, Inc. to obtain bonding for a significant tire shredding contract. Accordingly, these funds are unavailable for operations or for any other purpose until such time as the bonding requirements have expired.

Environmental Issues. The Company's salt water disposal business is in a regulated environmental industry and is operated under permits from the Texas Natural Resource Conservation Commission, and the Texas Railroad Commission. Failure to comply with regulations could result in interruption or termination of the operations. Additionally, upon cessation of use, the wells will require plugging and site cleanup. Costs of voluntary termination and remediation have been estimated to not be material and are expected to be recorded as incurred.

New Accounting Pronouncements.  Statement of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. Adoption of this standard has not materially effected the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) issued by the FASB is effective for specific transactions entered into after December 15, 1995 while the disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. Adoption of this standard has not materially effected the Company's financial position or results of operations.

Advertising Costs. All advertising costs are expensed as incurred except as discussed in Note 5.

Stock Transfer Fees. During 1993, the Company elected to be its own stock transfer agent. During 1996, the Company hired an outside transfer agent to administer its Dividend Reinvestment and Stock Purchase Plan (previously discussed). Fees earned while the Company served as its own transfer agent are shown as other income. Fees earned otherwise have been offset against direct costs.

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


NOTE 2:   ACQUISITION OF SUBSIDIARIES AND EQUITY METHOD INVESTEES

Effective August 1, 1994, the Company acquired 100% of the outstanding shares of Transcon in exchange for 4,148,148 shares of the Company's stock. This acquisition was accounted for in accordance with the pooling of interests method of reporting acquisitions and operations. Assets and liabilities of Transcon at the time of acquisition were included at book value rather than at fair value.

Effective November 1, 1994, GTII purchased one-half of the outstanding stock of Jim Wells (see additional discussion at Note 11) for $80,000. In October 1995, the Company purchased the other half in exchange for 16,000 shares of stock and it became wholly owned. This investment was accounted for in accordance with the equity method for investments.

During 1996, the Company sold the Jim Wells facility and related assets to a related party for $50,000, recognizing a loss on unamortized cost of $7,873. The corporate shell was retained and utilized in a restructuring of consolidated assets.

Oil Seeps, Inc. obtained a new authorization to prospect in Queensland, Australia during 1995. The Company invested $5,000 for a 20% ownership interest in this venture when it was applying for the prospect. During 1996, the Company contributed $6,250 for its share of costs required to retain the prospect.

During 1996, the Company acquired County Line SWD, Inc., a shell corporation with existing salt water disposal licenses in Texas, from officers of the Company for $1. Certain disposal facilities were then transferred to this entity as part of a restructuring of consolidated assets.


NOTE 3:   ACCOUNTS RECEIVABLE

At December 31, 1996 and 1995, the Company has accrued receivables for oil and gas production and receivables for salt water disposal and other services as presented below. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production. Collection of accrued domestic production generally occurs during the month following production. The cost basis of the following receivables are believed to approximate their fair values.

                                              1996      1995
    Australian oil production               $ 23,060  $ 10,835
    Domestic oil and gas production            6,735     6,421
    Salt water disposal and
      rig services                           417,655   519,184
    Tire shredder lease                            -   421,996
            TOTALS                          $447,450  $958,436

The salt water disposal and rig services receivables include one customer upon which the Company is relatively reliant. This customer's balances at 1996 and 1995 were approximately 74% and 77% of these totals. No allowances for bad debts have been established because the Company has not experienced any significant inability to collect its receivables. The tire shredder lease is entirely with one entity. Lease income from the tire shredder has declined significantly in 1996 because of the way the lease was structured. Also, the receivable balance at December 31, 1996 was converted to a note receivable of $275,224. Sale of two 40 acre tracts of the ranch land in 1995 and one 80 acre tract in 1996 resulted in notes receivable secured by warranty deeds to the tracts. The 1995 notes bear interest at 10% per annum and the 1996 note bears interest at 8.6% per annum. Land note balances total $159,134 and $82,776 at December 31, 1996 and 1995, respectively. The Company does not intend to parcel out the ranch, but may sell a few more small tracts.


NOTE 4:   INVESTMENTS AND OTHER INVESTMENTS

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

                         December 31, 1996            December 31, 1995
                                       Unrealized                    Unrealized
                              Market     Gain               Market      Gain
                      Cost     Value     (Loss)     Cost     Value     (Loss)
Current
 Portfolio
Black Giant          $63,969  $   950  $(63,019)   $63,969  $ 1,898  $(62,071)
Santos                22,113   20,719    (1,394)     5,244    3,162    (2,082)
Camelot                    -        -         -        340      366        26
   TOTALS            $86,082  $21,669  $(64,413)   $69,553  $ 5,426  $(64,127)

The following is information regarding trading activity in securities. Cost is determined by actual cost on a first-in first-out basis.

                         Proceeds        Gains        Unrealized
                        from Sales    and (Losses)  Gains/(Losses)
   1996                 $      299     $     (40)    $     (738)
   1995                        505          (199)        (5,015)
   1994                     57,353       (31,014)        (2,854)

In addition to equity securities, the Company traded a limited number of futures contracts during the last quarter of 1996. Net earnings totalled $7,338, and $22,538 was invested in contracts at December 31, 1996.

Other Investments consists of a 20% ownership in Oil Seeps, Inc., a 12.5% interest in Southwest Tire Processors, Inc., and a 7% interest in Signature Motorcars, Inc. Oil Seeps is the owner of a significant Australian prospect discussed in Note 2. Southwest Tire Processors operates the tire processor which the Company had. The interest in Signature Motorcars, Inc. was acquired in exchange for transfer agent and other administrative services and assistance in mailings. The Signature stock must be held a minimum of two years under the agreement.


NOTE 5:   PREPAID EXPENSES

In December 1993, the Company entered into an agreement with Wall Street Marketing Group, Inc. for three years of public relations services. These services were prepaid as part of a separate agreement for consulting services with Hunter Equities, Inc. The value of these services has been amortized over the three year period. A cost of $50,000 has been included in advertising and promotion each year in accordance with this amortization policy.


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

Royalty costs are amortized using the percentage method of depletion under which depletion has historically been recorded at 15% of gross revenue. The rate was increased to 19% in 1994 and 22% in 1995 (following percentage allowances under U.S. tax law). Since the costs described above, as well as some U.S. properties, have not been developed, they are being amortized only to the extent producing properties have been depleted below cost. These costs excluded from amortization totalled $408,643 at December 31, 1996.

The Company's investment ($69,019) in a prospect in Arizona which has remained undeveloped has been excluded from amortization and the ceiling test.

During 1996, the Company acquired a handful of royalty interests at auction for $16,445.


NOTE 7:   AMORTIZATION OF OIL AND GAS PROPERTIES

The following presents the amortization (depletion) charged against income on a per unit basis. Working interests were amortized based on equivalent barrels of oil produced while royalty depletion, as discussed above, is calculated as a percentage of gross revenue.

                                              1996       1995     1994
United States
  Working interests ($/bbl)                 $ 6.89    $ 8.04    $ 9.55
  Royalty interests ($/$ revenue)              .22       .22       .19
Australian royalties ($/$ revenue)             .22       .22       .19


NOTE 8:   INCOME TAXES

As of December 31, 1996 and 1995, the Company had accumulated deficits of $834,371 and $1,428,713. However, operating loss carry-forwards for tax purposes vary from these amounts due to differences in the tax treatment of various items. These loss carry-forwards, which should provide future benefits, expire as shown in the following table. Investment tax credits are reported using the flow-through method. Loss carry-forwards of $1,085,764 and $376,233 have been utilized in 1996 and 1995.

                                        Amount of Op-      Amount of
                           Year of       erating Loss     Investment
                         Expiration     Carry-Forward     Tax Credit
                           1997         $           -   $      1,606
                           1998                     -            389
                           2000                     -          3,604
                           2008                79,527              -
                                        $      79,527    $     5,599

The provision for income taxes is as follows:

                                       1996       1995       1994
          Current
            Australian              $ 41,022   $ 20,200   $  19,547
            Federal                   23,292          -      61,064
            State                     44,440     30,580      21,400
          Total current expense      108,754     50,780     102,011

          Deferred
            Federal                  298,115    391,569    (364,962)
            State                     23,048     60,086       7,164
          Total deferred expense     321,163    451,655    (357,798)
          TOTAL INCOME TAXES        $429,917   $502,435   $(255,787)

The $364,962 deferred benefit realized in 1994 arose from the elimination of a valuation allowance which had been maintained against GTII's net operating loss deferred tax asset. Accounting rules require the assessment of deferred tax assets and a determination as to the ability of the Company to realize benefits from those assets. A valuation allowance is charged against tax assets when a determination is made that realization is not probable. This was the case with GTII's tax asset prior to 1994. With the acquisition of Transcon and OCR, it became evident that these net operating losses could reasonably be expected to be utilized prior to expiration.

The tax effects of temporary differences that give rise to deferred tax liabilities and deferred tax assets are as follows:

                                      1996                     1995
                             Assets     Liabilities    Assets    Liabilities
Depreciation, depletion
 and amortization             $ 20,952   $      -    $ 71,623      $      -
Cash basis taxes vs.
 accrual books                       -          -           -       278,581
Unrealized gains and
 losses on marketable
 securities                          -     23,980           -        21,777
Investments in
 subsidiaries                        -    220,618           -       273,487
Net operating losses
 carried forward                10,705          -     536,008             -
Installment sale
 receivable                          -     58,238           -        31,235
Investment tax credits
 carried forward                 4,495          -       7,649             -
   Totals                     $ 36,152   $302,836    $615,280      $605,080

Australian income taxes are based on 30% of distributable income from oil production and 10% of interest earned. These taxes are withheld by the Australian payer. For U.S. tax purposes, the Company has the option of deducting these foreign taxes or taking them as a credit, whichever provides the Company with the most benefit.

The following table presents the significant differences between federal income taxes based on book income before taxes and the Company's estimated federal income tax expense.
                                                     1996      1995
Estimated federal tax on book income             $ 348,248  $ 387,270
Foreign taxes                                      (13,947)    (6,868)
State taxes                                        (14,432)   (10,397)
Depreciation, depletion and amortization            15,210    (29,860)
Installment sales                                  (22,916)   (26,581)
Non-deductible expenses                              2,852     17,646
Cash basis adjustments                                   -   (210,285)
Gain on sale of assets                              43,531          -
Alternative minimum tax                             33,906          -
Net operating loss carry-forward                  (369,160)  (120,925)
  Estimated federal income tax                   $  23,292  $       -


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

During 1995, one lease was cancelled and the other one was converted to a purchase of equipment, as the Company moved its main office to Albuquerque, New Mexico. Loss on the cancelled lease was included in gain/loss on disposal of assets. The cost of the purchased equipment became part of office equipment.

Lease cost for the Company's offices totalled $14,400, $16,150 and $15,300 for 1996, 1995 and 1994. These lease arrangements do not require minimum lease payments or have fixed terms. Most of these costs were paid to related parties. The Company also leased a vehicle from a related party for $7,819 during 1996.


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

Also during 1995 a tire shredder was purchased for $488,300 and leased to a tire disposal company in New Mexico. The Company agreed to issue stock in exchange for an existing salt water disposal facility and constructed an entirely new facility. Other operating assets were also acquired as needed.

During 1996, the buildup of fixed assets continued with the acquisition of the Amando disposal facility in May at $750,000, construction of a fresh water plant, and significant repairs and disposal well maintenance activities.

As discussed in Note 2, the Company sold off the Jim Wells disposal facility and its equipment. Also, the tire shredder was transferred to Southwest Tire Processors, Inc. in exchange for a 12.5% equity interest.


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

During 1995, the Company acquired the remaining one-half of Jim Wells (as discussed at Note 2) from related parties. Also, the Company acquired another salt water disposal facility and a piece of equipment from related parties. These assets were purchased under an agreement to issue specified numbers of shares of restricted stock. These transactions were valued at $20,000 for Jim Wells, and $175,321 for the disposal facility and equipment in exchange for the issuance of 115,600 shares of stock. Since the stock is restricted under Rule 144, the values assigned to the transactions were based on the lower of the estimated fair value of the assets received, cost of the assets in the hands of the related party, or one-half of the market price of the shares at the time of the agreement.

The purchase of the salt water disposal facility described above and the remaining one-half of Jim Wells removed the related parties from direct competition in the general area of the Company's salt water disposal operations. However, the related parties continue to own another salt water disposal facility in another area and are involved in other types of disposal operations.

Due to the significant demands for cash required to purchase the tire shredder, to complete the purchase of the two ranches in New Mexico, and to purchase the Amando facility, officers and directors of the Company made short-term loans to the Company totalling $181,000 during 1995 and $441,000 during 1996. These loans were repaid, with interest, before the end of the year of borrowing.

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


NOTE 12:   FOREIGN OPERATIONS

The Company operates principally in the United States and Australia. The following is a summary of information by area for 1996, 1995 and 1994.

                                        1996          1995        1994
Net sales to unaffiliated
 customers:
   United States                      $2,661,969   $2,545,159  $2,340,162
   Australia                             219,065      131,045     131,034
Operating revenues as reported
 in the accompanying financial
 statements                           $2,881,034   $2,676,204  $2,471,196

Income/(loss)from operations:
   United States                      $1,699,950   $1,779,226  $1,436,417
   Australia                              76,179       34,460      48,677
                                       1,776,129    1,813,686   1,485,094
Other income and expense                 (29,030)      (3,956)    (10,730)
General corporate expenses              (722,840)    (670,701) (1,181,558)
Income/(loss) before income
 taxes as reported in the
 accompanying financial
 statements                           $1,024,259   $1,139,029  $  292,806

Identifiable assets:
   United States                      $4,975,616   $4,732,421  $3,315,798
   Australia                           1,234,804    1,270,772   1,313,704
                                       6,210,420    6,003,193   4,629,502
General corporate assets                 342,277      152,832     355,153
Total assets as reported in
 the accompanying financial
 statements                           $6,552,697   $6,156,025  $4,984,655


NOTE 13:  CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMER

As shown in Note 3, the Company operated with significant accounts receivable balances. Only the receivable for the rent on the tire shredder has any form of collateral. This receivable is from a single entity and is secured solely by the right to remove the tire shredder or take over the operations. Additionally, approximately 74% of the receivables for salt water disposal and rig services are due from a single customer. This customer has historically paid bills from two to six months after incurrence. This customer represents approximately 56% of disposal and service revenues during 1996. As such, the Company's results of operations appear to be significantly reliant of this customer's continued ability to operate. A mitigating factor is that salt water produced from oil and gas wells is required to be disposed of under existing regulations and there exists only a limited number of disposal facilities in the area.

Saltwater disposal services are located in the Laredo-Zapata, Texas area, which is a significant gas producing area. However, reductions in gas prices could significantly reduce the level of activity for both production levels and drilling services revenues.

The Company maintains several bank accounts at several banks through the various consolidated entities. Funds deposited at the banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 for each unique combination of entity and bank. Cash balances exceeded federally insured limits occasionally throughout the year. At December 31, 1996, the Company had no uninsured cash balances.


NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective December 31, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Standards." This standard requires disclosing fair values, to the extent practicable, for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial statements disclosed herein is not necessarily representative of the amounts that could be realized or settled, nor do the fair value amounts consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet account:

                                                     Carrying       Fair
                                                       Amount      Values
  Financial assets:
     Cash                                            $ 298,521   $ 298,521
     Receivables                                       575,573     575,583
     Marketable securities & futures
      contracts                                         43,756      43,756
     Restricted cash                                   100,954     100,954
     Long-term receivables & other
      investments                                      434,408     538,800
 Total Financial Assets                             $1,453,212  $1,557,614

  Financial liabilities:
     Accounts payable & accrued expenses            $   58,677  $   58,677

The fair values of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments. Fair value of long-term receivables and other investments was based on discounted cash flows. The futures contracts are a leveraged investment vehicle and carry increased risks over those of other types of investments. Management has determined that its holdings are sufficiently protected to reduce this risk as low as possible.

The Company also owns a 12.5% interest in Southwest Tire Processors, Inc.
(SWTP) in New Mexico and a 7% interest in Signature Motorcars, Inc. (SMC). SWTP is a privately held entity with no market for its stock. It is impracticable to estimate the fair value of this investment and it is carried at cost. SMC is a publicly traded entity as a bulletin board stock. Partially because of the development stage of this entity's operations, it is very thinly traded. The Company would have trouble moving its block of stock in the current market. Also, the Company's holding is restricted Rule 144 stock which must be held for two years from issuance before it can be sold on the market. Due to these factors, it is also impracticable to estimate the fair value of this investment even though a stock price is obtainable.


NOTE 15:   SUBSEQUENT EVENTS

The Company's Oil Seeps, Inc. subsidiary has made arrangements to sell its Australian prospect to third parties for a profit to the Company.

==============================================================================

               SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS
                     December 31, 1996, 1995 and 1994

Reserves of oil and gas - Working Interests (unaudited)

The following table identifies the Company's estimated quantities of proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas related to working interests, as estimated through 1994 by a non-independent petroleum engineer, Ken Kamon, who is the son of Robert and Effie Kamon, former President and Secretary of the Company. Amounts since 1994 were rolled forward without additional analysis by an engineer. The estimated proved oil and gas reserves included are located entirely within the United States.


                    Quantities of oil and gas reserves

                                    1996             1995          1994
                                Oil      Gas     Oil     Gas    Oil     Gas
                              (bbls.)   (mcf)   (bbls.) (mcf)  (bbls.) (mcf)

Beginning of year                3,392  23,314  5,090  30,416  3,680  36,073
Extensions, discov-
 eries and other
 additions                           -       -      -       -      -       -
Purchases/(sales) of
 reserves in place                   -       - (1,566)   (612) 1,684       -
Revisions to previous
 estimates                           -       -      -       -    277     144
Production                        (535) (4,157)  (132) (6,490)  (551) (5,801)
End of year                      2,857  19,157  3,392  23,314  5,090  30,416

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

                                        United States      Australia
                                         Oil     Gas     Oil      Gas
                                       (bbls.)  (mcf)   (bbls.)  (mcf)
For the year ended:
    December 31, 1996                     3,217  9,059  10,255      -
    December 31, 1995                     3,056  8,670   6,855      -
    December 31, 1994                     3,654 10,519   7,385      -


              Results of Operations for Producing Activities
                      for the Year Ended December 31

                            1996                1995                1994
                   United               United               United
                   States    Australia  States   Australia   States  Australia

Sales of oil
 and gas            $92,156   $219,065  $69,709   $131,045 $ 84,179   $131,034
Production
 costs (includ-
 ing taxes)          10,854     91,996   10,238     66,734   13,488     46,935
Acquisition &
 exploration
 costs               19,581      2,696        -          -    4,126    200,419
Depletion            25,049     48,194   15,336     28,030    7,476     24,896
                     55,484    142,886   25,574     94,764   25,090    272,250
Results of
 operations
 from producing
 activities (ex-
 cluding cor-
 porate overhead    $36,672   $ 76,179  $44,135   $ 36,281 $ 59,089  $(141,216)


      Capitalized Costs Relating to Oil and Gas Producing Activities

                                                  December 31, 1996
                                       United States  Australia      Total
Unproved properties (not
 being amortized)                         $  45,439  $  363,204   $  408,643
Proved properties (being
 amortized
  Evaluated proved properties               268,057           -      268,057
  Unevaluated proved properties             946,948   1,169,935    2,116,883
                                          1,215,005   1,169,935    2,384,940
Total Capitalized Costs                   1,260,444   1,533,139    2,793,583
Accumulated Depletion                      (312,677)   (328,260)    (640,937)
    Net Capitalized Costs                 $ 947,767  $1,204,879   $2,152,646

                                                  December 31, 1995
                                       United States   Australia     Total
Unproved properties (not
 being amortized)                         $  41,903  $  363,204   $  405,107
Proved properties (being
 amortized)
  Evaluated proved properties               268,057           -      268,057
  Unevaluated proved properties             930,904   1,169,935    2,100,839
                                          1,198,961   1,169,935    2,368,896
Total Capitalized Costs                   1,240,864   1,533,139    2,774,003
Accumulated Depletion                      (287,628)   (280,066)    (567,694)
   Net Capitalized Costs                  $ 953,236  $1,253,073   $2,206,309

                                                  December 31, 1994
                                       United States  Australia      Total
Unproved properties (not
 being amortized)                         $  41,901  $  468,515   $  510,416
Proved properties (being
 amortized)
  Evaluated proved properties               289,657           -      289,657
  Unevaluated proved properties             927,137   1,064,624    1,991,761
                                          1,216,794   1,064,624    2,281,418
Total Capitalized Costs                   1,258,695   1,533,139    2,791,834
Accumulated Depletion                      (262,531)   (251,236)    (513,767)
     Net Capitalized Costs                $ 966,164  $1,281,903   $2,278,067


Costs Incurred in Oil and Gas Property Acquisition, Exploration and
Development

                          1996                 1995                1994
                   United                United               United
                   States  Australia    States   Australia   States  Australia

Property
 acquisition
 costs
  Proved           $16,045   $     -   $     -   $      -  $156,960  $      -
  Unproved           3,536         -     3,767          -         -   200,418
Exploration
 costs                   -         -         -          -         -         -
Development
 costs                   -         -         -          -         -         -
                   $19,581    $    -   $ 3,767    $     -  $156,960  $200,418


         Standardized Measure of Discounted Future Net Cash Flows
   Relating to Proved Working Interest Oil and Gas Reserves (unaudited)

                                           1996      1995      1994
Future cash inflows                      $103,032  $ 95,923  $127,454
Future production and
 development costs                        (42,491)  (52,232)  (73,119)
Future income tax expense
 (see note)                               (20,584)        -         -
Future net cash flows                      39,957    43,691    54,335
10% annual discount for estimated
 timing of cash flows                     (18,407)  (11,925)  (13,433)
Standardized measure of discounted
 future net cash flows                   $ 21,550  $ 31,766  $ 40,902

NOTE: Through 1995, the Company had net operating losses and investment tax credits which were expected to offset any forseeable future income taxes.


         Changes in Standardized Measure of Discounted Future Net
   Cash Flow from Proved Working Interest Reserve Quantities (unaudited)

                                              1996       1995      1994
Standardized measure - beginning            $ 31,766  $ 40,902  $ 35,417
Sales, net of production costs               (13,393)   (6,511)  (11,662)
Sales of reserves in place                         -    (6,715)        -
Extensions and discoveries, net of
 future costs                                      -         -         -
Revisions of quantity estimates                    -         -     1,578
Purchase of reserves                               -         -     9,137
Accretion of discount                          3,177     4,090     3,542
Changes in sales prices, production
  costs and other                                  -         -     3,302
Other                                              -         -      (412)
Standardized measure - end                  $ 21,550  $ 31,766  $ 40,902

------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

==============================================================================

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The Board of Directors of the Company (the "Board") presently consists of eight members. The directors of the Company are divided into three classes designated as Class I, Class II, and Class III. The term of office of the initial Class I directors expires at the next succeeding annual meeting of stockholders, the term of office of the initial Class II directors expires at the second succeeding annual meeting of stockholders, and the term of office of the initial Class III directors expires at the third succeeding annual meeting of stockholders. The initial Class I, Class II, and Class III directors are those directors elected at the June 14, 1991 annual meeting.
At each annual meeting after the June 14, 1991 annual meeting, directors to replace those of a Class whose terms expire at such meeting shall be elected to hold office until the third succeeding annual meeting. Currently serving
as directors are:   Ivan Webb, Karen Lee, and Betty Polston as Class I
directors; John Vuksich and Richard A. Levine as Class II directors; and Howard Siegel, Kenneth Owens and Glenn Gagnon as Class III directors. David Polston resigned as a Class II director effective March 13, 1997. Richard A. Levine and Glenn Gagnon were appointed as directors during March of 1997 to be placed on the ballot for election at the next meeting of stockholders.
The following table sets forth information concerning the persons currently serving as directors of the Company.
                                                    Date First
                                 Position With        Elected
      Name              Age       the Company      as Director
Kenneth Owens           59   Chairman of the           1994
                             Board and President
Ivan Webb               46   Chief Financial           1993
                             Officer and Director
Karen Lee               37   Director                  1989
Betty Polston           63   Director                  1995
David Polston           38   Director                  1995
Howard B. Siegel        54   Director                  1980
John M. Vuksich         45   Director                  1995
Richard A. Levine       49   Appointed Director         --
Glenn Gagnon            32   Appointed Director         --


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
                                                       Date First
                                 Position With           Elected
       Name             Age       the Company          as Director
Kenneth Owens            59   Chairman of the             1994
                              Board and President
Ivan Webb                46   Chief Financial             1993
                              Officer and Director
Shawna Owens             24   Secretary/Treasurer         1995

Family relationships between the Company's officers and directors include:
Kenneth Owens and Shawna Owens are father and daughter.

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

In addition to the domestic acquisitions, Mr. Webb has been active in leasing foreign oil and gas concessions, mostly in Australia. He has successfully leased over 12,000,000 acres in Queensland, Australia, and has negotiated lease terms with government officials for oil and gas exploration in Argentina, Guyana, and New Zealand. Over the past four years Mr. Webb has acted as an independent consultant and managed the drilling operations of sixteen oil and gas wells in central Texas, thirteen of which have been completed as producers.

Shawna Owens, Secretary/Treasurer, attended Texas A&M University and has experience in management, accounting and public relations with different law firms. Ms. Owens worked in Washington, D. C. for Senator Pete Dominici of New Mexico and also worked with the Sergeant of Arms for the U. S. Senate Chambers. She is in charge of bookkeeping and was instrumental in automating GTII's accounting. Ms. Owens also performs public relations duties for the Company. She has been employed by the Company since August, 1995.

Karen Lee, Director, graduated with high honors from Cisco Junior College. She administers the operation of the Company's offices in Springtown, Texas, performs many tasks in connection with the Company's public relations and broker relations programs, does much of the research and writing for filing of Securities and Exchange Commission documents, and performs transfer agent duties for the Company. Ms. Lee has been employed by the Company for the past 17 years.

Betty Polston, Director, received two Masters degrees and worked as a business/education consultant before moving to South Texas. For the past seven years she has been employed by OCR and Transcon, now subsidiaries of GTII, and has been instrumental in the development of their facilities. She is the office manager, plus is responsible for establishing and keeping current all leases and permits for the entire South Texas operation, which includes OCR, Transcon and Jim Wells. She manages the base field radio and office phone on a 24 hour seven day a week basis, helps coordinate field operations, and handles inquiries from clients, Railroad Commission inspectors, lease holders, suppliers, SEC auditors etc.

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

John M. Vuksich, Director, received a B.S. degree from the U. S. Military Academy at West Point, a M.S. degree from Stanford University, and another M.S. degree from the Naval War College. From 1987 to 1991 he was the System Element Manager/Operations Research Analyst for the Strategic Defense Initiative Organization in Washington, D. C. From August 1991 to July 1993 he was the Senior Cost Analyst for the Office of the Assistant Secretary of Defense where he conducted independent assessments for the Under Secretary of Defense for Acquisition of selected defense programs, and assessed all elements of the Strategic Defense Initiative. From September 1994 until February 1996, Mr. Vuksich served as the Science Advisor to the Governor of New Mexico.

Dr. Richard A. Levine, appointed Director, received three degrees from State University of New York at Buffalo - B.A., D.D.S., with honors, M.D., with honors. After residencies including the U.S. Army Institute of Surgical Research and Resident in General Surgery at Buffalo General Hospital, and appointments at several hospitals such as Chief of Plastic Surgery at Charleston Veteran's Administration Hospital and Attending Plastic Surgeon at Medical University of South Carolina, Dr. Levine settled in San Antonio. He has been self-employed in San Antonio for the past five years, and on the
active staff of the Baptist Memorial Hospital System.   He is Chairman of the
Division of Plastic Surgery for the Baptist Memorial Hospital System, and is the Clinical Associate Professor - Department of Plastic Surgery at the University of Texas Health Science Center at San Antonio. Dr. Levine has had articles published in the "Journal of Plastic and Reconstructive Surgery" and has given numerous presentations on various subjects in his field.

Glenn Gagnon, appointed Director, received a Bachelor of Science degree from Texas A&M University in 1994. From 1990-1994 he was employed by Gold Gyms Inc. and was responsible for marketing, sales and automation of new facilities. He has been employed by GTII since 1994 and is now in charge of public relations for the Company. He established the Dividend Reinvestment and Stock Purchase Plan for the Company and is currently assisting with filing of Securities and Exchange Commission documents.

------------------------------------------------------------------------------

Item 11.  Executive Compensation

The following table sets forth certain information as to each of the Company's executive officers for the past three fiscal years.

                                       Salary Cash     Bonus Stock
       Name and                        Compensation    Compensation
  Principal Position         Year          ($)             ($)
Kenneth Owens                1994                -0-             -0-
Chairman and President       1995                -0-             -0-
                             1996                -0-             -0-

Ivan Webb                    1994             33,365             -0-
Chief Financial              1995             38,926             -0-
 Officer                     1996             17,037             -0-

Shawna Owens                 1994                -0-             -0-
Secretary/Treasurer          1995              5,500             -0-
                             1996             13,410           5,500


Director Compensation

In 1994 each director, with the exception of Robert Kamon who volunteered to forego his fee, received $2,000 cash for services rendered in their capacities as directors; no stock was issued for directors' fees. In 1995, the Board approved a $1,500 fee for each director to be paid as cash or 500 shares of stock. The fee was paid in cash to six directors, and in stock to four directors. In 1996 the Board approved a $1,500 fee for each director to be paid as cash or 500 shares of stock. Subsequent to the year end, the fee had not yet been paid.


Compensation Committee Report

The Board of Directors delegates responsibility for executive compensation to the Compensation Committee which is presently comprised of two of the directors on the Board. This committee reviews the salaries of each of the officers of the Company, as well as recommends the directors' fees for the year. The Committee recommended to the Board that all salaries remain at the same level for all officers during 1996, that a bonus plan in place for two officers/employees be terminated, and that directors' fees for 1996 be $1,500 cash or 500 shares of stock. The Compensation Committee did not recommend incentive packages to the Board for the officers and employees during 1996.

Performance Graph - Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation's Common Stock against the cumulative total return of the NASDAQ Stock Market and the NASDAQ Non-Financial Stocks. The graph assumes that the value of the investment in the Corporation's Common Stock and each index was $100 at December 31, 1992. GTII's numbers reflect a 1-for-20 reverse stock split in 1993, and a 1-for-2.5 reverse stock split in 1995.

          Comparison of Five-Year Cumulative Total Return

                                      December 31
                         1992      1993    1994     1995      1996
GTII Stock             100.00     67.50   51.47      72.88    57.75

NASDAQ Stock           100.00    114.80  112.21     158.68   195.19

Non-Financial
 Stocks                100.00    115.45  111.02     154.71   187.97

------------------------------------------------------------------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the Company's common stock as of March 18, 1997 with respect to (1) each person known by the Company to own beneficially more than 5% of the Company's common stock,
(ii) each of the Company's directors, and (iii) all directors and officers of the Company as a group. The title of class is common stock, $.001 par value.

NOTE: Some of the following shareholders have exchanged all or a portion of their common shares for preferred shares (see Part III, Item 5, Preferred Stock). In accordance with the Preferred Stock Plans, the preferred shares have the same voting rights as if they were common shares (1 preferred share is equivalent to 10 common shares). Therefore, the shares are listed below as common shares, with a footnote following to explain the breakdown of the number of common and the number of preferred each person holds.

                                         # of Shares
            Name and                     Beneficially         Percent of
       Address of Stockholder                Owned              Class

 Kenneth Owens                              1,314,543 (1)         33.18%
 P. O. Box 125
 Magdalena, New Mexico 87825

 Howard B. Siegel                                 500             00.01%
 14760 Memorial Dr., Ste. 300-228
 Houston, Texas 77079

 Karen Lee                                      4,656             00.12%
 104 Fossil Court
 Springtown, Texas 76082

 Ivan Webb                                      5,300             00.13%
 P. O. Box 31
 Cisco, Texas 76437

 Betty Polston                                282,458 (2)         07.13%
 P. O. Box 470
 Zapata, Texas 78076

 John Vuksich                                  10,500 (3)         00.27%
 4322 Shadow Oak Lane
 Austin, Texas 78746-1267

 Shawna Owens                                   2,000 (4)         00.05%
 P. O. Box 22010
 Albuquerque, New Mexico 87154

 Dr. Richard A. Levine                          3,637             00.09%
 8500 Village Drive, Ste. 102
 San Antonio, Texas   78217

 Glenn Gagnon                                   2,117 (5)         00.05%
 8504 Sonoma Valley N.E.
 Albuquerque, New Mexico 87122

 All directors and officers as a            1,625,711 (6)         41.03%
   group (9 persons)

 David Polston                                278,808 (7)         07.04%
 P. O. Box 470
 Zapata, Texas 78076

 Ken Kamon                                    252,595 (8)         06.38%
 P. O. Box 10589
 Midland, Texas 79072

(1) Common - 13,493; Preferred B - 130,105
(2) Common - 14,558; Preferred B - 26,790
(3) Common - 500; Preferred B - 1,000
(4) Preferred B - 200
(5) Common - 317; Preferred B - 180
(6) Common - 42,961; Preferred B - 158,275
(7) Common - 28,808; Preferred B - 25,000
(8) Common 172,595; Preferred A - 6,500; Preferred B - 1,500

Note: The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.


Changes in Control

No changes in control occurred during 1996, and management is not aware of any present arrangements that would cause a change in control in the future.

------------------------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions

During 1996, GTII borrowed money to purchase the use of the Amando Disposal Facility, $313,000 of which was borrowed from directors of GTII, directors' family members, and security holders known to own more than 5% of the Company. Following is a table showing the related party who loaned the money to GTII, date of loan, amount of loan, interest rate, and the date GTII repaid the loan.

                            Amount of Date of    Interest   Date
        Name                   Loan     Loan      Rate    Paid Off
   Kenneth Owens            $120,000  04/23/96     25%    12/30/96
   Betty Polston            $100,000  04/23/96     25%    10/22/96
   John Vuksich             $ 15,000  04/23/96     25%    05/18/96
   Ken Kamon                $ 38,000  04/23/96     25%    05/18/96
   Derald Polston           $ 40,000  05/05/96     25%    10/22/96

GTII repaid all loans plus interest before the 1996 year end.

Several of the officers and directors of the Company have invested in the oil and gas business, either directly or through entities in which they have an interest. Certain of these interests could directly compete with the interests of the Company. Although the Company is not aware of any present conflicts of interest, such present or future activities on the part of the officers and directors could directly compete with the interests of the Company. If the Company should enter into future transactions with its officers, directors or other related parties, the terms of any such transaction will be as favorable to the Company as those which could be obtained from an unrelated party in an arm's-length transaction.

==============================================================================

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

       (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GOLDEN TRIANGLE INDUSTRIES, INC.


                                     By: /s/ KENNETH OWENS
                                       Kenneth Owens
                                       President

                                       Date:   March 18, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                Date


 /s/ KENNETH OWENS            Chairman of the Board   March 18, 1997
Kenneth Owens                 and President


 /s/ IVAN WEBB                Chief Financial         March 18, 1997
Ivan Webb                     Officer, Principal
                              Accounting Officer
                              and Director


 /s/ HOWARD B. SIEGEL         Director                March 18, 1997
Howard B. Siegel


 /s/ KAREN LEE                Director                March 18, 1997
Karen Lee


 /s/ BETTY POLSTON            Director                March 18, 1997
Betty Polston


 /s/ JOHN VUKSICH             Director                March 18, 1997
John Vuksich


 /s/ RICHARD A. LEVINE        Director                March 18, 1997
Richard A. Levine


 /s/ GLENN GAGNON             Director                March 18, 1997
Glenn Gagnon