Form 10-Q
period 1997-03-31
GOLDEN TRIANGLE INDUSTRIES INC/
filed 1997-05-15
CIK 42284

------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended MARCH 31, 1997

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


                 1,965,923 Shares, Common Stock, $.001 Par Value
           Number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997
-----------------------------------------------------------------------------

   REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Golden Triangle Industries, Inc.
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of Golden Triangle Industries, Inc. and Subsidiaries as of March 31, 1997, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 16, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/ ROBERT EARLY & COMPANY, P.C.

Robert Early & Company, P.C.
Abilene, Texas

May 13, 1997
-----------------------------------------------------------------------------

                    GOLDEN TRIANGLE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS

                                                  March 31       December 31
                                                    1997             1996
                                                (Unaudited)
                                 ASSETS
CURRENT ASSETS
   Cash                                         $     218,124    $   298,521
   Accounts receivable - trade                        779,370        411,450
   Accounts receivable - other                             -          68,471
   Amounts receivable - officers                       95,045         95,663
   Notes receivable - current portion                  95,383         37,656
   Marketable securities at lower of
      aggregate cost or market                         51,363         43,756
                                                 ------------     ----------
      Total Current Assets                          1,239,285        955,517

PROPERTY AND EQUIPMENT
   Land                                               525,450        525,450
   Oil & gas properties (full cost method)          2,817,132      2,793,583
   Production equipment                             2,468,984      2,388,179
   Office furniture and equipment                      64,031         59,531
   Well leasehold and water rights                    200,000        200,000
   Accumulated depreciation, depletion
      and amortization                             (1,420,488)    (1,312,245)
                                                 ------------     ----------
      Net Property and Equipment                    4,655,109      4,654,498

OTHER ASSETS
   Cash - restricted                                  100,929        100,954
   Notes receivable - long term                       331,712        396,751
   Other investments                                  417,930        417,930
   Goodwill (net of amortization)                      26,083         27,047
                                                 ------------     ----------
      Total Other Assets                              876,654        942,682
                                                 ------------     ----------
TOTAL ASSETS                                    $   6,771,048    $ 6,552,697
                                                =============    ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                             $      51,342    $    46,665
   Accrued payroll                                     11,783         12,012
   Income taxes payable                               221,581         67,732
   Deferred income taxes - current                     23,905         23,980
                                                 ------------     ----------
         Total Current Liabilities                    308,611        150,389

   Notes payable (net of current portion)                  -              -
   Deferred income taxes - non-current                206,565        242,704

SHAREHOLDERS' EQUITY
   Preferred stock, $.10 par value
   (1,000,000 authorized)
      Series A (11,586 outstanding)                     1,159          1,159
      Series B (188,585 outstanding)                   18,858         18,858
   Common stock, $.001 par value (100,000,000
    shares authorized; 1,965,923 and
    1,937,857 outstanding)                              1,966          1,938
   Additional paid-in capital                       7,160,498      7,104,506
   Stock to be issued                                      -          11,250
   Treasury stock                                    (238,670)      (137,983)
   Unrealized gain/(loss) on marketable
      securities                                       (6,247)        (5,753)
   Accumulated deficit                               (681,692)      (834,371)
                                                 ------------     ----------
      Total Shareholders' Equity                    6,255,872      6,159,604
                                                 ------------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   6,771,048    $ 6,552,697
                                                =============    ===========
-----------------------------------------------------------------------------

                    GOLDEN TRIANGLE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                  Three Months Ended March 31
                                                     1997            1996
OPERATING REVENUES
     Disposal fees                              $    627,398     $    537,840
     Oil and gas production                          135,500           53,610
     Miscellaneous                                        15               40
                                                ------------     ------------
        Total Operating Revenues                     762,913          591,490

COST OF REVENUES
     Australian marketing costs                       35,860           14,245
     Production expenses and taxes                       688            2,051
     Contract services                                12,128            7,892
     Direct materials and supplies                    47,977           61,316
     Lease costs                                      49,716           39,068
     Utilities                                        13,418           15,381
                                                ------------     ------------
        Total Costs of Revenues                      159,787          139,953
                                                ------------     ------------
GROSS PROFIT                                         603,126          451,537

OPERATING EXPENSES
     Depreciation, depletion and
     amortization                                    109,210           82,894
     Personnel costs and directors fees               63,082           66,456
     Advertising and public relations                  9,102           31,522
     Repairs and maintenance                          36,229           16,812
     Professional fees                                24,437           36,907
     Rent                                              6,343            5,319
     Taxes                                             4,821            7,616
     Other expenses                                   47,276           41,584
                                                ------------     ------------
        Total Operating Expenses                     300,500          289,110
                                                ------------     ------------
INCOME FROM OPERATIONS                               302,626          162,427

OTHER INCOME/(EXPENSES)
     Interest and dividend income                      8,633              556
     Interest expense                                     -               (14)
     Transfer fees                                     1,160            3,174
     Gain/(loss) on sale of securities                 7,887              (40)
                                                ------------     ------------
INCOME/(LOSS) BEFORE INCOME TAXES                    320,306          166,103

Australian income taxes                               24,993            5,868
Income taxes                                         140,666           28,022
Deferred income taxes                                  1,968            1,197
                                                ------------     ------------
NET INCOME/(LOSS)                               $    152,679     $    131,016
                                                ============     ============
INCOME/(LOSS) PER SHARE                         $       0.08     $       0.03
                                                ============     ============
Weighted Average Shares Outstanding                1,888,769        3,921,866
                                                ============     ============
-----------------------------------------------------------------------------

                    GOLDEN TRIANGLE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                Three Months Ended March 31
                                                       1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income/(loss)                              $    152,679     $  131,016
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation, depletion and amortization          109,210         95,394
   Loss/(gain) on sale of securities                  (7,887)            40
 (Increase)/decrease in restricted cash                   25             -
 (Increase)/decrease in accounts receivable         (292,137)      (128,781)
 Increase/(decrease) in trade accounts payable         4,448         32,166
 Increase/(decrease) in amounts due to related
    parties                                              618         (3,323)
 Increase/(decrease) in tax liabilities              117,635         34,578
                                                ------------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES             84,591        161,090

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                 (108,854)      (174,905)
 Purchase of marketable securities                   (51,108)            -
 Purchase of treasury stock                         (100,687)       (12,958)
 Proceeds from sale of assets                         50,893         24,998
                                                ------------     ----------
NET CASH USED BY INVESTING ACTIVITIES               (209,756)      (162,865)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuing stock                          44,768             -
 Repayment of debt                                        -         (24,922)
                                                ------------     ----------
NET CASH PROVIDED/(USED) BY FINANCING
 ACTIVITIES                                           44,768        (24,922)
                                                ------------     ----------
 NET INCREASE/(DECREASE) IN CASH                     (80,397)       (26,697)

CASH AT BEGINNING OF YEAR                            298,521         86,255
                                                ------------     ----------
 CASH AT END OF PERIOD                          $    218,124     $   59,558
                                                ============     ==========

Supplemental Disclosures - Non-cash Investing and Financing Transactions

 Cash paid for interest                         $         -      $       14
 Cash paid for income taxes                           25,000          5,868


-----------------------------------------------------------------------------

             GOLDEN TRIANGLE INDUSTRIES, INC. AND SUBSIDIARIES
                          SELECTED INFORMATION
                              (Unaudited)
                             March 31, 1997


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the financial statements included in Item 1 of
Part 1. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


NOTE 2: ACQUISITION OF PRODUCING ROYALTIES

During the first quarter of 1997, the Company acquired additional interests in Australian producing concessions 299P and 267P. These interests were purchased at approximately 36 month payout based on current production levels. However, activity on these concessions indicate increased development work by the operator. As illustrated in the financial statements, revenues from oil and gas, primarily from Australia increased significantly over the prior year.


NOTE 3: OTHER RECEIVABLES

During the first quarter, the Company loaned $50,000 to Dewatering, Inc., a startup company specializing in unique controlled fluid disposal. This loan carries a 5% interest rate and calls for Dewatering to issue stock equal to 5% of its outstanding shares to the Company. This note is collateralized by personal guarantees from officers of Dewatering, Inc.


NOTE 4:  UTILIZATION OF TAX LOSS CARRY-FORWARDS

During 1996, the Company essentially used up all of its tax loss carry forwards in offsetting and reducing its income tax liabilities.
Beginning in 1997, the Company does not have loss carry-forwards to offset its income tax liability and will be forced to utilize a portion of its cash flow to pay income taxes.

-----------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL DISCUSSION:

The first quarter set a new record for revenues from both disposal fees and oil and gas production. Disposal fees were $627,398 for the quarter ended March 31, 1997, up 17% over the same period in 1996. Oil and gas revenues totaled $135,500 for the current quarter compared to $53,610 for the same period in 1996. This marks the largest increase over a previous quarter in the history of the Company.

During the current quarter, the Company increased its interests in Australian producing properties ATP 267 and ATP 299 which is reflected in the increase in oil and gas revenues mentioned above. The operator of ATP 299, Santos Ltd., announced plans to continue to increase production from 1,500 barrels per day in July 1996 to 2,500 barrels per day in July 1997 at the APEA conference in Australia. The Company has seen some of the benefits of this effort over the last quarter of 1996 and the first quarter of 1997. The first quarter has shown an average production of 2,400 barrels per day. Currently, there are 45 producing wells from 12 fields on ATP 299.


ASSETS:

The Company is pleased to report an increase of $489,285 in the total assets of the Company to $6,771,048 on March 31, 1997 from $6,281,763 for March 31, 1996. Total assets on December 31, 1996 were $6,552,697, representing a gain of $218,351 during the first quarter of 1997. The increase from 1996 to 1997 is primarily because of: (1) the acquisition of additional disposal operations which caused an increase of $370,093 in production equipment; (2) increased cash on hand from $59,558 to $218,124, plus a $100,000 cash bond in place for Southwest Tire Processors, Inc. (SWTP); and (3) an increase in investments in listed stocks.

Current assets were approximately the same when comparing March 31, 1997 to March 31, 1996, but increased by $283,768 when comparing March 31, 1997 to December 31, 1996. This increase was principally due to increased accounts receivable. It is not uncommon for receivables to be high when providing services to energy companies. Management believes that these receivables are good and collectible.

The $100,929 cash-restricted item under Other Assets represents the cash bond in place for SWTP. This bond is expected to be released back to the Company during the third quarter of 1997. Other Investments totaling $417,930 consists of the Company's 7% ownership in Signature Motorcars, Inc., a 12.5% interest in SWTP, and a 20% participation in Oil Seeps, Inc. The notes receivable-long term consists of $174,224 due from SWTP and the balance due from the non-current portion of Apache Ranch land sales.

Current Liabilities were reduced when comparing March 31, 1997 to March 31, 1996. However, liabilities increased when comparing March 31, 1997 to December 31, 1996. This increase was due to estimated tax liability for 1997 in combination with remaining taxes due from 1996. It is important to note that the Company has no bank debt or other debt against its assets.

The ratio of current assets to current liabilities represents the Company's liquidity. The liquidity ratio at March 31, 1997 was 4.02:1 compared with 6.35:1 on December 31, 1996 and 2.83:1 on March 31, 1996.

Stockholders' equity continued to build for the Company to $6,255,872 on March 31, 1997. This is up $96,268 over December 31, 1996, and up $506,427 over March 31, 1996.


REVENUES:

Total operating revenues were $762,913 for the first quarter of 1997, which is an increase of $171,423 when comparing to the first quarter of 1996. Both disposal fees and oil and gas production showed significant increases. The increase in disposal fees was primarily attributable to the addition of the Amando disposal facility in June 1996. The increase in oil and gas production was primarily due to new wells being drilled on ATP 299, plus a carryover adjustment to the last quarter of 1996 of approximately $20,000 from ATP 299 which was paid in the first quarter. Of the $135,500, $22,200 was derived from domestic oil and gas interests.

Revenues from the Australian production is expected to continue to increase since fifteen new wells have been successfully completed on ATP 299 in the past year, plus the fact that the Company acquired additional interests in both producing concessions ATP 299 and ATP 267 during the first quarter of 1997.

During the first quarter, the Company evaluated other disposal operations in the South Texas area. The Company loaned $50,000 to Dewatering, Inc., a startup company specializing in unique controlled fluids disposal. This loan bears interest at 5% and calls for Dewatering, Inc. to issue stock equal to 5% of its outstanding shares to the Company as additional compensation for the loan.

COSTS OF REVENUES:

Costs of revenues increased because of the increase in the categories of Australian marketing costs and lease costs. Australian marketing costs increased as a direct result of additional Australian production. Although the interests held in Australia are royalty interests, the Company is required to bear its share of transportation and marketing costs for its share of the production. The addition of the Amando disposal facility is responsible for the increase in lease costs. The total for costs of revenues for the current quarter was $159,787 compared to $139,953 for the first quarter of 1996. This led to a gross profit of $603,126 for the first quarter of 1997 compared to $451,537 for the same period in 1996, representing a 33% increase in gross profit after costs of revenues.


OPERATING EXPENSES:

There were no material differences in operating expenses when comparing the first quarter of 1997 with the first quarter of 1996. The category of repairs and maintenance increased because the additional disposal facilities acquired during 1995 and 1996 naturally increased required maintenance. Correspondingly, the category of depreciation, depletion and amortization increased primarily because of increased oil and gas production and the additional equipment included with the new facilities.

Income from operations for the first quarter increased $140,199 over the same period in 1996 to a total of $302,626.


OTHER INCOME:

The majority of the interest and dividend income was received from SWTP. The Company had a significant increase in the gain on sale of securities when comparing 1997 to 1996 and reported a gain of $7,887 for the current period. This gain is comprised of gains from stock and commodities trading activities.

Income before taxes for the current quarter reached $320,306 compared to $166,103 for the same period in 1996. The Company has fully utilized its net operating losses against earnings and is now in the position of actually having to pay the taxes calculated. Combined federal and state income taxes are estimated at $140,666 based on the income of the first quarter.

Net income for the current quarter is $152,679 compared to $131,016 for the same period in 1996 resulting in per share earnings of $.08 and $.03 respectively. The reason for the significant difference in the per share amounts is directly related to the reduced weighted average shares outstanding which resulted from the conversion of common stock to preferred stock during 1996 (which has been previously reported).

During the first quarter, the Company purchased 43,705 of its own common stock off the market at a total cost of $102,748. Also, during the quarter the Company issued 19,066 common shares to participants of the Company's Dividend Reinvestment and Stock Purchase Plan, in accordance with the plan's terms and conditions, for total proceeds of $44,768. These funds are to be used in the Company's general operations.


-----------------------------------------------------------------------------


                                     PART II

Item 6.  Exhibits and Reports on Form 8-K:

No reports were filed on Form 8-K during the quarter ended March 31, 1997.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned hereunto duly authorized.


                              GOLDEN TRIANGLE INDUSTRIES, INC.



                              /s/  IVAN WEBB
                              Ivan Webb, Chief Financial Officer
                              Principal Financial Officer
                              Principal Accounting Officer and Director