Form 10-Q
period 1997-06-30
GOLDEN TRIANGLE INDUSTRIES INC/
filed 1997-08-19
CIK 42284

------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended JUNE 30, 1997

                                        OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________.


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

                                  (505) 856-5075
                  Registrant's Telephone Number Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [X] Yes   [ ] NO


                   570,200 Shares, Common Stock, $.001 Par Value
           Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997
-----------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

-----------------------------------------------------------------------------

     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Golden Triangle Industries, Inc.
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of Golden Triangle Industries, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations and cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


     /s ROBERT EARLY & COMPANY
Robert Early & Company, P.C.
Abilene, Texas
August 12, 1997
------------------------------------------------------------------------------

                   GOLDEN TRIANGLE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS

                                             June 30           December 31
                                               1997                1996
                                            (Unaudited)
               ASSETS
CURRENT ASSETS
   Cash                                    $    70,928        $   298,521
   Accounts receivable - trade                 789,009            411,450
   Accounts receivable - other                     275             68,471
   Amounts receivable - officers               100,470             95,663
   Inventory (raw materials)                   200,000                 -
   Notes receivable - current portion           83,157             37,656
   Marketable securities at lower
      of aggregate cost or market               54,228             43,756
                                           -----------        -----------
      Total Current Assets                   1,298,067            955,517
                                           -----------        -----------
PROPERTY AND EQUIPMENT
   Land                                        988,193            525,450
   Oil and gas properties (full
      cost method)                           2,838,660          2,793,583
   Production equipment                      1,986,445          2,388,179
   Office furniture and equipment               90,195             59,531
   Well leasehold and water rights             200,000            200,000
   Buildings and real estate                   187,500                 -
   Accumulated depreciation, depletion
      and amortization                      (1,452,585)        (1,312,245)
                                           -----------        -----------
      Net Property and Equipment             4,838,408          4,654,498
                                           -----------        -----------
OTHER ASSETS
   Cash - restricted                           100,904            100,954
   Notes receivable - long term                308,307            396,751
   Other investments                           417,930            417,930
   Goodwill (net of amortization)               25,113             27,047
                                           -----------        -----------
      Total Other Assets                       852,254            942,682
                                           -----------        -----------
TOTAL ASSETS                               $ 6,988,729        $ 6,552,697
                                           ===========        ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                        $    83,093        $    46,665
   Accrued payroll                              15,461             12,012
   Income taxes payable                        279,186             67,732
   Deferred income taxes - current              23,155             23,980
                                           -----------        -----------
Total Current Liabilities                      400,895            150,389
                                           -----------        -----------

   Deferred income taxes - non-current         105,894            242,704

STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value
      (1,000,000 authorized)
      Series A (3,311 outstanding)                 331                331
      Series B (53,882 outstanding)              5,388              5,388
   Common stock, $.001 par value
      (100,000,000 shares authorized;
      570,200 and 558,202 outstanding)             570                558
   Additional paid-in capital                7,205,570          7,120,184
   Stock to be issued                               -              11,250
   Treasury stock (29,397 & 14,962 shares)    (260,458)          (137,983)
   Unrealized gain/(loss) on
      marketable securities                     (3,381)            (5,753)
   Accumulated deficit                        (466,080)          (834,371)
                                           -----------        -----------
      Total Shareholders' Equity             6,481,940          6,159,604
                                           -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                               $ 6,988,729        $ 6,552,697
                                           ===========        ===========

See Accompanying Notes to Financial Statements

------------------------------------------------------------------------------

                            GOLDEN TRIANGLE INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Periods Ended June 30
                                      (Unaudited)

                                           Three Months Ended                 Six Months Ended
                                               June 30,                           June 30,
                                             1997           1996              1997           1996
OPERATING REVENUES
  Disposal & service fees               $  573,071      $   584,964     $ 1,200,469     $ 1,122,804
  Oil and gas production                   125,526           79,464         261,026         133,074
  Rental income                              2,353          109,727           2,353         109,727
  Gain on sale of operating
    assets                                  25,862               -           25,862              -
  Miscellaneous                              1,837            1,809           1,852           1,849
                                        ----------      -----------     -----------     -----------
  Total Operating Revenues                 728,649          775,964       1,491,562       1,367,454
                                        ----------      -----------     -----------     -----------

COST OF REVENUES
  Australian marketing costs                37,358           24,155          73,218          38,400
  Production expenses & taxes                1,796            1,866           2,484           3,917
  Contract services                         13,166           15,716          25,294          23,608
   Direct materials & supplies              36,065           80,159          84,042         141,475
   Lease costs                              36,537           29,182          86,253          68,250
   Utilities                                11,476           13,679          24,894          29,060
                                        ----------      -----------     -----------     -----------
            Total Costs of Revenues        136,398          164,757         296,185         304,710
                                        ----------      -----------     -----------     -----------
GROSS PROFIT                               592,251          611,207       1,195,377       1,062,744
                                        ----------      -----------     -----------     -----------

OPERATING EXPENSES
   Depreciation, depletion &
     amortization                          112,708          113,260         221,918         196,154
   Personnel costs                          71,620           58,604         132,152         125,060
   Directors fees                            1,200            3,500           3,750           3,500
   Advertising & public
     relations                              93,622           65,514         102,724          97,036
   Repairs and maintenance                  22,178           20,833          58,407          37,645
   Professional fees                        11,890           14,732          36,327          51,639
   Rent                                      4,144            5,588          10,487          10,907
   Taxes                                    14,706            7,904          19,527          15,520
   Loss on disposal of assets                   -             5,873              -            7,454
   Other expenses                           49,223           35,153          96,499          75,156
                                        ----------      -----------     -----------     -----------
   Total Operating Expenses                381,291          330,961         681,791         620,071
                                        ----------      -----------     -----------     -----------

INCOME/(LOSS) FROM OPERATIONS              210,960          280,246         513,586         442,673

OTHER INCOME/(EXPENSES)
   Interest & dividend income               12,819            8,517          21,452           9,073
   Interest expense                           (518)         (18,035)           (518)        (18,049)
   Transfer fees                             3,748            2,140           4,908           5,314
   Gain/(loss) on sale of
     securities                                 -                -            7,887             (40)
                                        ----------      -----------     -----------     -----------
INCOME/(LOSS) BEFORE INCOME
   TAXES                                   227,009          272,868         547,315         438,971

   Australian income taxes                  20,119           10,211          45,112          16,079
   Income taxes - federal
     and state                             172,699            7,397         313,365          35,419
   Deferred income taxes                  (181,421)         131,158        (179,453)        132,355
                                        ----------      -----------
-----------     -----------
NET INCOME/(LOSS)                       $  215,612      $   124,102     $   368,291     $   255,118
                                        ==========      ===========     ===========     ===========
INCOME/(LOSS) PER SHARE                 $     0.40      $      0.14     $      0.68     $      0.25
                                        ==========      ===========     ===========     ===========
Weighted Average Shares
   Outstanding                             538,567          897,911         541,356       1,009,222
                                        ==========      ===========     ===========     ===========

See Accompanying Notes to Financial Statements


------------------------------------------------------------------------------

                         GOLDEN TRIANGLE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Six Months Ended June 30
                                                            1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income/(loss)                                   $   368,291    $   255,118
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation, depletion and amortization             221,918        232,304
      Loss/(gain) on sale of securities                    (33,746)         7,494
   (Increase)/decrease in restricted cash                       50       (100,399)
   (Increase)/decrease in receivables                     (266,420)      (773,731)
   Increase/(decrease) in amounts due to
      related parties                                       (4,807)       (29,507)
   Increase/(decrease) in inventory                       (200,000)            -
   Increase/(decrease) in accounts payable                  39,877         34,910
   Increase/(decrease) in tax liabilities                   73,819        117,531
                                                       -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  198,982       (256,280)
                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                   (1,051,827)      (203,505)
   Purchase of marketable securities                       (51,108)            -
   Purchase of treasury stock                             (122,475)       (12,958)
   Proceeds from sale of assets                            724,688         50,300
                                                       -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES                     (500,722)      (166,163)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing stock                              74,147             -
   Proceeds from related party loans                            -         433,000
   Loans to related parties                                (98,000)            -
   Repayment from/(to) related parties                      98,000        (58,000)
   Repayment of debt                                            -         (24,922)
                                                       -----------    -----------
NET CASH PROVIDED/(USED) BY FINANCING
   ACTIVITIES                                               74,147        350,078
                                                       -----------    -----------
   NET INCREASE/(DECREASE) IN CASH                        (227,593)       (72,365)

CASH AT BEGINNING OF YEAR                                  298,521         86,255
                                                       -----------    -----------
   CASH AT END OF PERIOD                               $    70,928    $    13,890
                                                       ===========    ===========

Supplemental Disclosures - Non-cash Investing and Financing Transactions

   Cash paid for interest                              $       518    $     1,174
   Cash paid for income taxes                               59,187         27,272


See Accompanying Notes to Financial Statements

------------------------------------------------------------------------------

                         GOLDEN TRIANGLE INDUSTRIES, INC.
        SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                              June 30, 1997


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part
1. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


NOTE 2:  REVERSE STOCK SPLIT

During May 1997, the board of directors and shareholders approved a reverse stock split in the ratio of one for 3.5 shares held. This reverse split was approved in an effort to improve the share price of the outstanding shares in order to be able to move up in the markets for the stock of the Company. The ultimate goal is to make the stock more tradeable.

The stock amounts and paid in capital at December 31, 1996 have been restated in order to provide comparative information. The weighted average shares and the earnings per share have also been restated to present the information on a consistent basis.

------------------------------------------------------------------------------

NOTE 3: ACQUISITION OF PRODUCING ROYALTIES

During the first and second quarters of 1997, the Company acquired additional interests in Australian producing concessions 299P and 267P. These interests were purchased at approximately 36 month payout based on current production levels. However, activity on these concessions indicates increased development work by the operator. As illustrated in the financial statements, revenues from oil and gas which is primarily from Australia increased significantly over the prior year. Total costs incurred were $41,428.


NOTE 4: OTHER RECEIVABLES

During the first quarter, the Company loaned $50,000 to Dewatering, Inc., a startup Company specializing in unique controlled fluid disposal. This loan carries a 5% interest rate and calls for Dewatering to issue stock equal to 5% of its outstanding shares to the Company. This note is collateralized by personal guarantees from officers of Dewatering, Inc.

During the second quarter, the Company loaned $31,500 to Osage
Environmental, Inc. for the purchase of a tractor and trailer. This note is secured by the equipment. The Company is to receive its loan back and retain an ongoing percentage of the revenue from the equipment.


NOTE 5:  UTILIZATION OF TAX LOSS CARRY-FORWARDS

During 1996, the Company essentially used up all of its tax loss carry-forwards in offsetting and reducing its income tax liabilities.
Beginning in 1997, the Company does not have loss carry-forwards to offset its income tax liability and will be forced to utilize a portion of its cash flow to pay income taxes.


NOTE 6:  SALE OF PROPERTY AND ACQUISITION OF PROPERTY

During June 1997, the Company sold the Amando salt water disposal well and all related fixtures and equipment to TransTexas Gas Corporation (TransTexas) for cash of $410,913 and a promise to make certain improvements to the Altair property described below. This transaction was the result of the exercise by TransTexas of an option which it held under the original sale contract for the Company's purchase of this facility in 1996. Under that agreement, TransTexas had an option to repurchase the facility at any time within five years. The sale of this facility results in the removal of assets with original costs of $750,246.

------------------------------------------------------------------------------

On June 30, 1997, the Company purchased 95% of a 2881.8 acre property known as the Altair Ranch from Parker Brothers & Co. Inc. for $1,096,100 cash. The purchase includes all existing materials located on the land and approximately 90% of the mineral rights. The Company intends to sell off existing land materials and develop storage facilities for oil and gas equipment as well as pursue the possibility of building salt water disposal facilities, which is the main source of revenues for the Company. This property has several possible uses which the Company intends to explore. As mentioned above, TransTexas agreed to perform certain work on this property in the way of improvements. The estimated value of these services is a minimum of $269,000 which was included in the sale price of the Amando disposal.

The purchase price was allocated to existing assets under the terms of the contract. A summary of the allocation follows: buildings and depreciable real estate - $127,500; fencing and equipment - $246,000; water retention facilities - $60,000; land - $462,743; inventory of raw materials - $200,000. The improvements TransTexas is to make includes rebuilding office/storage facilities, drilling two disposal wells, clearing land, provision of water holding tanks and pumps, and installing new gates.

------------------------------------------------------------------------------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

ASSETS:

The Company's total assets have continued to increase, rising to $6,988,729 at June 30, 1997. This represents a 7% increase in total assets in the past six months. The increase is primarily attributable to the major land acquisition of the Altair Ranch near Houston, Texas for $1,096,100. The ranch assets include the land, buildings, fencing, equipment, water retention facilities, and raw materials.
The balance sheet categories of land, buildings and other real estate, and inventory (raw materials) increased because of this acquisition. However, the Company sold its Amando disposal facility which resulted in a decrease in the production equipment category even after the addition of some production equipment assets from the Altair purchase. The sale of the Amando was to TransTexas Gas Corporation for cash of $410,913 and a promise to make certain improvements at the Altair property including rebuilding storage facilities, drilling two disposal wells, clearing land, providing tanks and pumps, and installing new gates. These services have a minimum estimated value of $269,000 which was included in the sale price of the Amando and is a component of accounts receivable-trade at June 30, 1997. Of the remainder of accounts receivable-trade, $49,077 is attributable to oil and gas receivables and the balance is due to salt water disposal operations. It is not uncommon for receivables to be high when providing services to energy companies.

The Company's cash position was down to $70,928 on June 30, 1997, compared to $298,521 at December 31, 1996, because of the cash outlay for the purchase of the Altair Ranch which closed on June 30, 1997. Current assets remained about the same when comparing June 30, 1997 to June 30, 1996, while net property and equipment increased because of the ranch acquisition discussed above.

The $100,904 cash-restricted item under other assets represents a cash bond in place for Southwest Tire Processors, Inc. (SWTP). This bond is expected to be released back to the Company during the third quarter of 1997. Other investments totaling $417,930 consists of the Company's 7% ownership in Signature Motorcars, Inc., a 12.5% interest in SWTP, and a 20% participation in Oil Seeps, Inc. The notes receivable-long-term consists of $151,724 due from SWTP with the balance due from the non-current portion of Apache Ranch land sales.

Current liabilities were reduced when comparing June 30, 1997 to June 30, 1996, but increased when comparing to December 31, 1996 because of income taxes payable. During 1996, the Company used up its tax loss carry-forwards that had been offsetting and reducing income tax liabilities and will have to begin paying income taxes in 1997.

The ratio of current assets to current liabilities represents the Company's liquidity. The liquidity ratio at June 30, 1997 was 3.24:1 compared with 5.35:1 at December 31, 1996 and 1.86:1 on June 30, 1996. It is important to note that the Company has no bank or other debt against its assets.

Stockholders' equity continued to build for the Company to $6,481,940 on June 30, 1997. This is up $322,336 over December 31, 1996 and
$525,928 over June 30, 1996.

REVENUES:

Total operating revenues remained about the same comparing the first quarter ($762,913) to the current quarter ($728,649), however, the first six months revenues of 1997 were $1,491,562 which is up from $1,367,454 for the same period of 1996. This represents a 9% increase in revenues. Revenues for the second quarter of 1996 were $775,964 which is also about the same as the current quarter. The most significant change in revenues is the increase in oil and gas revenues, increasing from $79,464 for the second quarter in 1996 to $125,526 for the current quarter. This represents a 58% increase in revenues for this comparison and a 96% increase in oil and gas revenues when comparing the first half of 1997 to the first half of 1996. The increase is due to increased oil sales in Australia on the Company's overriding royalties, especially ATP 299 and ATP 267. Australian revenues accounted for $113,246 out of the second quarter's oil and gas revenues and $212,253 out of the first half of 1997 oil and gas revenues. Santos, the operator of ATP 299, has been very aggressive in building production through additional drilling and through efforts to bring existing wells into production. Oil and gas revenues for the previous quarter was $135,500 which is approximately the same as the current quarter.

The Company acquired additional interests during the second quarter in ATP 299 and ATP 267 which add to interests already owned in these Australian oil an gas concessions. Note 3 of the financial statements provides additional information regarding the purchase of these interests for $41,428.

Of major importance is the acquisition of 95% of the 2,881.8 acre Altair Ranch which is located within 45 miles of Houston, Texas. The sources of potential revenues for both short and long term are very exciting for the Company. See Note 6 of the financial statements for further information.

COST OF REVENUES:

Cost of revenues has remained fairly constant when comparing the current quarter to the previous quarter, as well as to the second quarter of 1996. The item that did increase was the Australian marketing costs. This cost is directly related to the increase in oil production from the Australian producing properties. Direct materials and supplies continued to decline from $80,159 for the quarter ended June 30, 1996 and $47,977 for the quarter ended March 31, 1997 to the current quarter amount of $36,065. The six month figures also reported a decline in material and supplies expenses from 1996 to 1997 ($141,475 to $84,042, respectively). This decline in materials and supplies expense is related to the revamping and upgrading of certain equipment and facilities in previous quarters.

Gross profit after costs of revenues remained about the same for the second quarter of 1997 ($592,251) as the second quarter of 1996 ($611,207) as well as the quarter ended March 31, 1997 which reported $603,126 in gross profit. The first six months gross profit of 1997 ($1,195,377) increased $132,633 over the same six month period in 1996 ($1,062,744).

OPERATING EXPENSES:

There were no material differences in operating expenses when comparing the second quarter of 1997 ($381,291) to the previous quarter ($300,500) or to the second quarter of 1996 ($330,961). The six month comparisons were also about the same.

Income from operations declined from $302,626 for the previous quarter to $210,960 for the current quarter and also decreased when comparing to the second quarter of 1996 ($280,246). The six month periods, however, reflect an increase when comparing the first six months of 1996 ($442,673) to the first six months of 1997 ($513,586).

NET INCOME:

Income before taxes for the current quarter reached $227,009 compared to $320,306 for the previous quarter, and $272,868 for the second quarter of 1996. The income before taxes for the first six months of 1997 ($547,315) increased $108,344 over the same period in 1996 ($438,971).

Net income for the current quarter is $215,612 compared to $152,679 for the previous quarter and $124,102 for the second quarter in 1996.
These net income figures reflect a $.40 per share earnings for the current quarter, $.28 for the previous quarter, and $.14 for the second quarter of 1996.  The first six months of 1997 reported net income of $368,291 compared to the same period of 1996 of $255,118.
Per share earnings are $.68 and $.25 respectively. See Note 2 of the financial statements regarding the effect of the 1 for 3.5 reverse stock split on the Company's financial statements.
------------------------------------------------------------------------------

PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         a. Exhibits

            Exhibit 27. Financial Data Schedule

         b. Reports on Form 8-K

            The Company filed a Form 8-K on June 28, 1997 regarding the sale of its Amando salt water disposal facility and the purchase of the 2,881.8 acre Altair Ranch.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              GOLDEN TRIANGLE INDUSTRIES, INC.


August 19, 1997               /s/  SHAWNA OWENS
                              Shawna Owens, Treasurer
                              Principal Financial Officer
                              Principal Accounting Officer

------------------------------------------------------------------------------