Form 10-Q
period 1997-09-30
GOLDEN TRIANGLE INDUSTRIES INC/
filed 1997-11-14
CIK 42284

------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended SEPTEMBER 30, 1997

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


                  577,950 Shares, Common Stock, $.001 Par Value
           Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997
-----------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements



     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Golden Triangle Industries, Inc.
Albuquerque, New Mexico

We have reviewed the accompanying consolidated balance sheet of Golden Triangle Industries, Inc. and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations and cash flows for the three and nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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




/S/  ROBERT EARLY & COMPANY
Robert Early & Company, P.C.
Abilene, Texas

November 11, 1997
-----------------------------------------------------------------------------

                    GOLDEN TRIANGLE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS

                                             September 30       December 31
                                                 1997               1996
                                             (Unaudited)
                 ASSETS                      -----------       -------------
CURRENT ASSETS
 Cash                                        $   252,057       $     298,521
 Accounts receivable - trade                     599,658             411,450
 Accounts receivable - other                      51,004              68,471
 Amounts receivable - officers                    78,729              95,663
 Inventory (raw materials)                       197,251                  -
 Notes receivable - current portion               51,585              37,656
 Marketable securities at lower
    of aggregate cost or market                   75,138              43,756
                                             -----------       -------------
    Total Current Assets                       1,305,422             955,517
                                             -----------       -------------

 PROPERTY AND EQUIPMENT
 Land                                            988,193             525,450
 Oil and gas properties (full
    cost method)                               2,866,790           2,793,583
 Production equipment                          2,170,724           2,388,179
 Office furniture and equipment                   78,414              59,531
 Well leasehold and water rights                 200,000             200,000
 Buildings and real estate                       237,500                  -
 Accumulated depreciation, depletion
    and amortization                          (1,552,078)         (1,312,245)
                                             -----------       -------------
    Net Property and Equipment                 4,989,543           4,654,498
                                             -----------       -------------

OTHER ASSETS
 Cash - restricted                                99,378             100,954
 Notes receivable - long term                    308,307             396,751
 Other investments                               406,680             417,930
 Goodwill (net of amortization)                   24,146              27,047
                                             -----------       -------------
    Total Other Assets                           838,511             942,682
                                             -----------       -------------
TOTAL ASSETS                                 $ 7,133,476       $   6,552,697
                                             ===========       =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                            $    42,719       $      46,665
 Accrued payroll                                   9,398              12,012
 Income taxes payable                            296,995              67,732
 Deferred income taxes - current                  16,425              23,980
                                             -----------       -------------
       Total Current Liabilities                 365,537             150,389

 Deferred income taxes - non-current             165,324             242,704

STOCKHOLDERS' EQUITY
 Preferred stock, $.10 par value
    (1,000,000 authorized)
    Series A (3,311 outstanding)                     331                 331
    Series B (53,882 outstanding)                  5,388               5,388
 Common stock, $.001 par value
    (100,000,000 shares authorized;
    577,950 and 558,202 outstanding)                 578                 558
 Additional paid-in capital                    7,309,939           7,120,184
 Stock to be issued                                   -               11,250
    Treasury stock (12,881 and
    14,962 shares)                              (114,112)           (137,983)
 Unrealized gain/(loss) on
    marketable securities                         17,529              (5,753)
 Accumulated deficit                            (617,028)           (834,371)
                                             -----------       -------------
    Total Shareholders' Equity                 6,602,625           6,159,604
                                             -----------       -------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY     $ 7,133,476       $   6,552,697
                                             ===========       =============

See accompanying selected information and Accountants review report.


-----------------------------------------------------------------------------

                    GOLDEN TRIANGLE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                   September 30              September 30
                                  1997        1996          1997      1996
OPERATING REVENUES            ----------   ---------    ----------  ----------
 Disposal & service fees      $  301,053   $ 493,899    $1,501,522  $1,616,703
 Oil and gas production           90,928      85,720       351,954     218,794
 Rental income                    87,930      98,536        90,283     208,263
 Gain on sale of operating
   assets                            185      70,996        26,047      63,542
 Miscellaneous                       374       1,154         2,226       3,003
                              ----------   ---------    ----------  ----------
Total Operating Revenues         480,470     750,305     1,972,032   2,110,305
                              ----------   ---------    ----------  ----------
COST OF REVENUES
Australian marketing costs        30,373      27,584       103,591      65,984
Production expenses and
 taxes                             3,844       1,722         6,328       5,639
 Contract services                 7,896      14,690        33,190      38,298
 Direct materials and
   supplies                       35,844      73,954       119,886     215,429
 Lease costs                      22,493      33,931       108,746     102,181
 Utilities                        16,476      19,442        41,370      48,502
                              ----------   ---------    ----------  ----------
 Total Costs of Revenues         116,926     171,323       413,111     476,033
                              ----------   ---------    ----------  ----------
GROSS PROFIT                     363,544     578,982     1,558,921   1,634,272
                              ----------   ---------    ----------  ----------
OPERATING EXPENSES
 Depreciation, depletion
   and amortization              100,804      94,488       322,722     290,642
 Personnel costs                  61,597      54,862       193,749     179,922
 Directors fees                    2,659       3,250         6,409       6,750
 Advertising and public
   relations                      10,220      30,369       112,944     127,405
 Repairs and maintenance          37,117      20,933        95,524      58,578
 Professional fees                10,352      12,682        46,679      64,321
 Rent                              4,343       5,144        14,830      16,051
 Taxes                             4,752      13,113        24,279      28,633
 Other expenses                   31,195      46,927       127,694     122,083
                              ----------   ---------    ----------  ----------
 Total Operating Expenses        263,039     281,768       944,830     894,385
                              ----------   ---------    ----------  ----------
INCOME/(LOSS) FROM
   OPERATIONS                    100,505     297,214       614,091     739,887

OTHER INCOME/(EXPENSES)
 Interest and dividend
   income                          6,297       7,723        27,749      16,796
 Interest expense                     -      (17,612)         (518)    (35,661)
 Transfer fees                     3,275          -          8,183       5,314
 Gain/(loss) on sale of
   securities                     17,228          -         25,115         (40)
                              ----------   ---------    ----------  ----------
INCOME/(LOSS) BEFORE
   INCOME TAXES                  127,305     287,325       674,620     726,296

 Australian income taxes          10,497      11,483        55,609      27,562
 Income taxes - federal
   and state                     (25,059)     50,946       288,306      86,365
 Deferred income taxes           108,201      37,241       (71,252)    169,596
                              ----------   ---------    ----------  ----------
NET INCOME/(LOSS)             $   33,666   $ 187,655    $  401,957  $  442,773
                              ==========   =========    ==========  ==========
INCOME/(LOSS) PER SHARE       $     0.06   $    0.33    $     0.74  $     0.52
Weighted Average Shares       ==========   =========    ==========  ==========
   Outstanding                   547,022     564,147       543,266     859,358
                              ==========   =========    ==========  ==========

See accompanying selected information and Accountants review report.

-----------------------------------------------------------------------------

                     GOLDEN TRIANGLE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                       Nine Months Ended
                                                          September 30
                                                      1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES              -----------     -----------
   Net income/(loss)                              $   401,957     $   442,773
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation, depletion and amortization        322,722         339,292
      Loss/(gain) on sale of securities               (51,158)        (63,499)
      Directors fees paid with treasury stock           2,534           4,500
   (Increase)/decrease in restricted cash               1,576         (99,949)
   (Increase)/decrease in receivables                 (96,226)       (732,526)
   Increase/(decrease) in amounts due to
      related parties                                  16,934          (6,780)
   Increase/(decrease) in inventory                  (197,251)             -
   Increase/(decrease) in accounts payable             (6,560)        (43,021)
   Increase/(decrease) in tax liabilities             144,328         190,062
                                                  -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES             538,856          30,852
                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment              (1,306,955)       (261,753)
   Purchase of marketable securities                  (51,108)             -
   Investment in unconsolidated subsidiary                 -           (6,250)
   Acquisition of non-marketable securities                -          (14,941)
   Purchase of treasury stock                        (122,094)        (37,871)
   Proceeds from sale of assets                       757,506         128,300
                                                  -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES                (722,651)       (192,515)
                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing stock                        178,524              -
   Proceeds from related party loans                       -          433,000
   Loans to related parties                           (98,000)             -
   Repayment from/(to) related parties                 98,000        (223,000)
   Dividends paid                                     (41,193)             -
   Repayment of debt                                       -          (24,922)
                                                  -----------     -----------
NET CASH PROVIDED/(USED) BY FINANCING
      ACTIVITIES                                      137,331         185,078
                                                  -----------     -----------
   NET INCREASE/(DECREASE) IN CASH                    (46,464)         23,415

CASH AT BEGINNING OF YEAR                             298,521          86,255
                                                  -----------     -----------
   CASH AT END OF PERIOD                          $   252,057     $   109,670
                                                  ===========     ===========

Supplemental Disclosures-Non-cash Investing and Financing Transactions

   Cash paid for interest                         $       518     $    23,532
   Cash paid for income taxes                          71,200          46,140

   Note Receivable from sale of land              $    78,000     $    78,000
   Treasury stock issued for directors' fees            2,534           4,500
   Treasury stock issued as promotion                   4,397           7,557
   Treasury stock issued for Preferred B
      stock dividends                                 143,421              -

See accompanying selected information and Accountants review report.

-----------------------------------------------------------------------------

                    GOLDEN TRIANGLE INDUSTRIES, INC.
      SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                          September 30, 1997


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in
Item 1 of Part 1. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


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


NOTE 3:  ACQUISITION OF PRODUCING ROYALTIES

During 1997, the Company has acquired additional interests in Australian producing concessions 299P and 267P. These interests were purchased at approximately 36 month payout based on current production levels. However, activity on these concessions indicates increased development work by the operator. As illustrated in the financial statements, revenues from oil and gas which is primarily from Australia increased significantly over the prior year. Total costs incurred were $69,557. Revenues have been negatively impacted in the third quarter by the effects of the strengthening US dollar against the Australian dollar which causes an unfavorable lowering of the exchange rate on conversion of oil sold based on the Australian dollar into payment based on the US dollar.


NOTE 4:  OTHER RECEIVABLES

During the first quarter, the Company loaned $50,000 to Dewatering, Inc., a startup company specializing in unique controlled fluid disposal. This loan carried a 5% interest rate and called for Dewatering to issue stock equal to 5% of its outstanding shares to the Company. This note is collateralized by personal guarantees from officers of Dewatering, Inc. During the third quarter, the Company negotiated an arrangement with an officer of Dewatering to take the Company's position by personally repaying all amounts advanced by the Company plus part of the accrued interest. Management had lost confidence in the ability of Dewatering to repay the loan.

During the second and third quarters, the Company loaned $31,500 and $18,000 to Osage Environmental, Inc. for the purchase of two semi-tractors and trailers. These notes are secured by the equipment. The Company is to receive its loan back and retain an ongoing percentage of the revenue from the equipment.


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


NOTE 6:  SALE OF PROPERTY AND ACQUISITION OF PROPERTY

During June 1997, the Company sold the Amando salt water disposal facility and all related fixtures and equipment to TransTexas Gas Corporation (TransTexas) for cash of $410,913 and a promise to make certain improvements to the Altair property described below. This transaction was the result of the exercise by TransTexas of an option which it held under the original sale contract for the Company's purchase of this facility in 1996. Under that agreement, TransTexas had an option to repurchase the facility at any time within five years. The sale of this facility results in the removal of assets with original costs of $750,246.

On June 30, 1997, the Company purchased a 2881.8 acre property known as the Altair Ranch from Parker Brothers & Co. Inc. for $1,096,100 cash. The purchase includes all existing materials located on the land and approximately 90% of the mineral rights. The Company intends to sell off existing land materials and develop storage facilities for oil and gas equipment as well as pursue the possibility of building salt water disposal facilities, which is the main source of revenues for the Company. This property has several possible uses which the Company intends to explore. As mentioned above, TransTexas agreed to perform certain work on this property in the way of improvements. The estimated value of these services is a minimum of $269,000 which was included in the sale price of the Amando disposal.

The purchase price was allocated to existing assets under the terms of the contract. A summary of the allocation follows: buildings and depreciable real estate - $127,500; fencing and equipment - $246,000; water retention facilities - $60,000; land - $462,743; inventory of raw materials - $200,000. The improvements TransTexas is to make includes rebuilding office/storage facilities, drilling two disposal wells, clearing land, providing water holding tanks and pumps, and installing new gates.

During the third quarter, the Company acquired additional assets related to its business based at the Altair Ranch at a total cost of $105,115 and TransTexas completed all of its promised work except the drilling of the disposal wells for the recognition of an additional $99,000 in assets placed in service.


NOTE 7:  DIVIDENDS PAID

In accordance with the dividend provisions of its Preferred stock, the Company paid cash dividends of $3,476 on the Class A shares and $37,717 on its Class B shares. In addition, the Class B shareholders received a dividend of 16,188 common shares paid out of treasury shares held by the Company. Class A shares earn a cash dividend at the rate of $.0857 per share (after the reverse split) per year. Class B shares earn a cash dividend of $.0571 per share (after the reverse split) plus .8571 common shares for each 2.8571 Class B shares held (after the reverse split) per year.


NOTE 8:  PROCEEDS FROM ISSUING STOCK

The Company has issued 17,176 common shares under its Dividend
Reinvestment Plan during 1997 for $178,523 after adjusting the number of shares issued for the reverse split discussed above.


NOTE 9:   SUBSEQUENT EVENTS

Subsequent to September 30, 1997, TransTexas has begun drilling on the Altair disposal wells which were part of the arrangement of selling the Amando disposal facility. The completion of these wells will complete that transaction. Additionally, the $100,000 cash bond which the Company funded for Southwest Tire Processors, Inc. was released during October 1997 and those funds are no longer restricted.

-----------------------------------------------------------------------------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

ASSETS:

Management is pleased to report that the total assets of the Company have continued to increase, up $580,779 during the first nine months of this year to $7,133,476 at September 30, 1997. This represents an approximate 9% increase in total assets in the past nine months. The increase is primarily attributable to the major land acquisition of the Altair Ranch near Houston, Texas for $1,096,100, as reported during the second quarter. The categories of land, buildings and real estate, and inventory (raw materials) increased because of this acquisition. However, the Company also sold its Amando disposal facility which resulted in a decrease in the asset category of production equipment even with the addition of some production equipment assets from the Altair.

The Amando disposal facility was sold to TransTexas Gas Corporation for cash of $410,913 and an understanding that TransTexas would make certain improvements to the Altair Ranch property. The estimated value of these services was a minimum of $269,000 which was included in the sale price of the Amando facility. Of the $269,000, services valued at $99,000 have been completed, leaving $170,000 worth of the improvements to be completed after September 30, 1997. This amount is included in accounts receivable-trade. During the third quarter, TransTexas provided agreed upon services of rebuilding two office/storage facilities, clearing land, building new gates, and providing water tanks and pumps on the Altair Ranch. Subsequent to the end of the quarter, they began drilling the first of two salt water disposal wells. The $170,000 remaining in accounts receivable is the estimated cost of drilling the two wells. The remaining balance of accounts receivable-trade is attributable to disposal operations, oil and gas production, and rentals related to the Altair Ranch facilities. It is not uncommon for receivables to be high when providing services to energy companies. Management believes that these receivables are good and collectible.

The Company's cash position was down slightly when comparing September 30, 1997 to December 31, 1996, but was up considerably from June 30, 1997, $252,057 vs. $70,928. The cash position was lower at the end of the previous quarter because of the cash outlay for the purchase of the Altair Ranch which closed on June 30, 1997. The increase during the third quarter was due to normal operations and proceeds from the sale of common stock through the Company's Dividend Reinvestment and Stock Purchase Plan.

Current liabilities were reduced when comparing September 30, 1997 to September 30, 1996, but increased when comparing to December 31, 1996 because of income taxes payable. During 1996, the Company used up its tax loss carry-forwards that had been offsetting and reducing income tax liabilities and will have to begin paying income taxes in 1997.

The ratio of current assets to current liabilities represents the Company's liquidity. The liquidity ratio at September 30, 1997 was 3.57:1 compared with 6.35:1 at December 31, 1996 and 2.73:1 at September 30, 1996. It is important to note that the Company has no bank or other debt against its assets.

Stockholders' equity continued to build for the Company to $6,602,625 on September 30, 1997. This is up $443,011 over December 31, 1996 and $560,727 over September 30, 1996.

REVENUES:

Oil and gas production revenues increased to $351,954 for the nine months ended September 30, 1997 compared to $218,794 for the same period in 1996. This important increase is due to increased oil sales in Australia on the Company's overriding royalty interests in ATP 267 and ATP 299. New wells were drilled on these concessions during 1996, plus the Company acquired additional interests in the concessions during the second quarter of 1997, both of which contributed to the increased revenues.

Total operating revenues were down when comparing the current quarter figures and the nine month figures to those of the previous year because of a decline in revenues from disposal and service fees. The reason for the decline was because the Company is in a transition process beginning in the third quarter between the sale of the Amando disposal facility (and the loss of those revenues) and the start up of its new facilities on the Altair Ranch (and the revenues which will be generated from its activities). Activities on the Altair Ranch consisted primarily of setting up and preparing the facilities on the Altair. Revenues are expected to begin increasing in the fourth quarter now that a large portion of the basic set up of operations has been completed. Subsequent to the end of the third quarter, gravel sales have increased from the property and an oil reclamation plant has been opened. This facility is designed to purchase and accept oil generated from salt water disposal sites, plugged well sites, and any unwanted oil from oil producers. The oil is cleaned and blended and then resold to refineries. This facility is the only one of its type in the surrounding area and is expected to generate significant revenues beginning in the first quarter of 1998. In addition, two new salt water disposal facilities are being constructed on the Altair.
One of the disposal wells is currently being drilled and Management expects revenues to begin from this new salt water disposal facility during the first quarter of 1998.

COST OF REVENUES:

Cost of revenues has remained fairly constant when comparing the current quarter to the previous quarter, as well as to the third quarter of 1996. The item that did increase was the Australian marketing costs. This cost is directly related to the increase in oil production from the Australian producing properties. Costs of direct materials and supplies continued to decrease from previous quarters. The decline in materials and supplies expense is related to the revamping and upgrading of certain equipment and facilities in previous quarters.

OPERATING EXPENSES:

Operating expenses were reduced when comparing the third quarter of 1997 ($263,039) to the previous quarter ($381,291). The reduction was primarily in the advertising and public relations category. There were no material differences in total operating expenses when comparing the third quarter of 1997 to the third quarter of 1996.

Income from operations declined when comparing both the current quarter and the nine month periods primarily because of the reduction in revenues discussed previously.

NET INCOME:

Net income for the current quarter is $33,666 compared to $215,612 for the previous quarter and $187,655 for the third quarter of 1996. This decrease in net income for the current quarter is due primarily to the transition of operations which occurred after the sale of the Amando disposal facility and before revenues get rolling from the new facilities purchased (see Revenues above). When comparing the net income for the nine months ended September 30, 1997 ($401,957) to the same period in 1996 ($442,773), the difference is not as great as on the three month numbers.

The first nine months of 1997 reported per share earnings of $.74 compared to $.52 in 1996. See Note 2 of the financial statements regarding the effect of the 1-for-3.5 reverse stock split on the Company's financial statements and earnings per share.

SUMMARY:

The Company has continued to show an increase in assets every quarter. The purchase of the Altair Ranch increased the Company's asset base significantly this year. Management believes that the sale of the Amando disposal facility and the purchase of the Altair Ranch were important steps toward the Company's future even though they resulted in lower revenues during the third quarter while preparations are being made at the Altair Ranch. The lower revenues were expected for the third quarter and revenues may be lower during the fourth quarter while the Company is continuing the process of setting up and opening the new facilities being developed on the Altair Ranch.

The primary benefits of the Altair Ranch include: approximately 90% of the underlying mineral rights, full water rights, active oil and gas pipelines, active irrigation wells, a stockpile of 23 million cubic yards of sand and gravel ready for sale, and other existing materials. The Company plans to reevaluate numerous plugged wells on the Altair Ranch for reentry and production potential under current market conditions. It also plans to explore the potential of new drilling sites on the property since currently producing oil and gas wells exist within 500 feet of the property lines.

With some of the new facilities expected to be in operation during the fourth quarter of 1997 (such as the oil reclamation plant, one of the salt water disposal wells, gravel and fresh water sales, and rental of other facilities), Management expects revenues to increase significantly from this location during the first quarter of 1998.
With all of the possibilities on this property, Management expects that the potential revenues could be tremendous as these possibilities are developed in the future.

-----------------------------------------------------------------------------

PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         a.  Exhibits

             Exhibit 27. Financial Data Schedule

         b.  Reports on Form 8-K

             None




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              GOLDEN TRIANGLE INDUSTRIES,


November 14, 1997                             /S/ SHAWNA OWENS
                                              Shawna Owens, Treasurer
                                              Principal Financial Officer
                                              Principal Accounting Officer