Form 10-K
period 1997-12-31
GOLDEN TRIANGLE INDUSTRIES INC/
filed 1998-04-14
CIK 42284

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.  20549

                                      FORM 10-K

                     Annual Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                      For the fiscal year ended December 31, 1997

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of common equity held by non-affiliates of the registrant was $7,400,294 as of March 16, 1998, based on the average bid and asked prices of the common stock, $.001 par value, of the registrant, ($13.375 per share) at the close of the market on that day.

    The number of shares outstanding of the registrant's common stock as of March 16, 1998 was 580,398 shares.

-----------------------------------------------------------------------------

                                  PART I

ITEM 1.  BUSINESS

(a) General Development of Business

    Golden Triangle Industries, Inc. (the "Company" or "GTII") was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. The Company was organized primarily to acquire and hold royalties on oil and gas properties. During the past five years the Company has diversified and expanded its business to include salt water disposal and oil field service operations. It has also acquired and holds a variety of other interests, primarily as a passive investor. See Item 2 for a description of the Company's properties. During 1996 the Company's name was changed to Golden Triangle Industries, Inc. to reflect the expansion in the Company's core business from oil and gas royalties to its broader base of activities.

    In June 1997, the Company acquired a ranch property in Texas (the "Altair Ranch"), covering 2,738 acres which contained materials and facilities readily convertible to use by the Company. This property is also suitably located to support expansion of oil field services into a new geographic area. See Item 2. Properties (b) Altair Ranch, for additional information on this acquisition.

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

    Net Royalty Acre - generally, a measurement of royalty or overriding royalty and the equivalent of the full customary one-eighth royalty of the gross production or revenue free and clear of exploration, drilling and production costs from one acre of land. The number of net royalty acres used in this report applies to figures as of December 31, 1997, and the number will change as relinquishments take place on the ATPs, as an ATP expires or is canceled, or any new areas are added.

    Overriding Royalty Interest ("ORRI") - an interest carved out of the lessee's leasehold or working interest. The amounts payable from ORRIs are payments calculated as a percentage of either gross production or the gross revenues of the working interest (based on the wellhead price) from a concession or lease, usually free and clear of all exploration, drilling and development and production costs, except for any applicable taxes and federal levies. In calculating the wellhead price, pipeline and trucking costs have already been deducted from the refinery price. The overriding royalties discussed herein are generally expressed as a percent of the gross production.

    Royalty - generally, a share of the production reserved by the grantor of an oil or gas lease or concession. The royalty interest is customarily free of cost or expense incident to exploration, development or production, except for production or gathering taxes. The royalty is part of the consideration for the grant of the lease or Authority to Prospect.

    Working Interest ("WI") - all or a fractional part of the ownership rights granted by a concession or lease. The owner of a WI or a part thereof pays all costs of operations and is entitled to the gross production, less royalties retained by the grantor or lessor, and less ORRIs or other non-operating interests created and assigned from the working interest. The owner of a WI may incur operating expenses in excess of income.

    Carried Working Interest - a WI assigned to a third party (or third parties) who has agreed to pay all of the costs of drilling, equipping, and operating the underlying lease until they have recouped all of their costs or some other contractual amount from the revenues of the lease (referred to as the time of payout) . At the time of payout, the interest is reassigned back to the original owner who then shares pro rata in the ongoing costs and revenues as a regular WI owner.

(b) Financial Information About Industry Segments

    In the fiscal year ending December 31, 1997, the Company's revenues, operating profits, and identifiable assets were attributable to its salt water disposal and oil field service operations, acquisition and ownership of interests in oil and gas leases, and rental of Company assets. (See Items 6 and 8, "Selected Financial Data" and Note 15 to Consolidated Financial Statements at Item 8.)

(c) Narrative Description of Business

General - Salt Water Disposal and Oil Field Services

    Through several of its subsidiaries, GTII is engaged in the salt water disposal business, with injection facilities located in the top gas producing counties in Texas. The oil industry of the United States produces more salt water than oil, and governmental regulations require any salt water produced from oil or gas wells to be injected back into the ground in another salt water bearing zone to protect all fresh water zones from being contaminated. Producers in the area separate the salt water from the produced gas and oil and truck the salt water from locations at which it is produced to GTII's subsidiaries' disposal sites. There the water is collected in storage tanks and then injected back into a suitable formation. A fee is charged per barrel or per load for this service. The collection of accounts receivable from oil and gas producers for the Company's salt water disposal and oil field services represents a risk factor in this service business.

    During 1997, approximately 57% of the Company's revenues attributable to this line of business were billed to a single customer, TransTexas Gas Corporation. Another 14% was billed to a second long-time customer, Med Loz Trucking. The loss of either of these customers could have a material adverse effect on the Company's business as a whole. Management does not foresee the loss of these customers, but continues to take steps to expand the business into other areas and gain additional customers to prepare for this possibility. Mechanical problems with a disposal well, surface owners not renewing a lease, or a competitor installing a new disposal facility in the Company's service area are other risk factors associated with salt water disposal operations generally. GTII has not encountered any problems of this nature in its operations to date and does not anticipate that any such developments are likely to be encountered in connection with its operations in the near future.

    The continued profitability of the salt water disposal and oil field service business is dependent upon stable or increased oil and gas prices causing additional oil and gas production in the Company's service area.
This business is also subject to environmental considerations and must comply with governmental regulations. See "Governmental Regulation" below.

    During 1997 and the two prior fiscal years, the Company's salt water disposal and oil field service business has contributed $1,844,332, $2,239,670, and $1,789,864 or 74%, 90% and 67% of total consolidated revenues. During the same time period, oil and gas revenues have contributed $448,359, $311,221, and $210,800 or 18%, 13%, and 8% of consolidated revenues.

    See Item 2(a) Properties Attributable to Salt Water Disposal and Oil Field Services for more complete information.

General - Oil and Gas

    The majority of the Company's oil and gas properties are royalty interests or ORRIs. Working interests account for less than 5% of the Company's revenues from oil and gas properties.

    The acquisition, exploration, development, production and sale of oil and gas are subject to many factors that are outside the Company's control.
These factors include market prices; national and international economic conditions; import and export quotas; availability of drilling rigs, casing, pipe, and other equipment and supplies; availability of and proximity to pipelines and other transportation facilities; the supply and price of competitive fuels; and the regulation of prices, production, transportation, and marketing by domestic and foreign governmental authorities. Additionally, the Company generally has no control over whether the owner or operator of leases to which its ORRI or working interests are attributable will elect to explore for oil and gas on such properties, or to develop them following discoveries that may occur. Each of these factors may affect the rate at which oil and gas are produced on properties in which the Company has an interest or affect whether wells will be drilled on such properties, and could otherwise materially affect GTII's earnings from this line of business. Australian concessions, discussed below, require that minimum prospecting expenditures be incurred during their four year term. Some concessions from prior years have not been developed and are not producing revenues.

    The Company does not serve as the operator of properties under which it owns working interests. However, it does bear the risk of fire, blowout or other catastrophe to such properties in proportion to the fractional share owned in the properties to the entire working interest of such properties. The operators of these properties may carry insurance against some of these risks but may not be fully insured due to prohibitive premium costs or coverage being unavailable. Such risks are not borne by the Company on oil and gas leases in which the Company owns an ORRI or royalty interest.

    The sections which follow describe the impact of competition and governmental regulation on the Company's salt water disposal and oil field service and oil and gas properties lines of business, as well as the impact of foreign currency regulation and foreign taxes on earnings from oil and gas properties located outside the United States.

Competition

    The oil and gas industry is highly competitive in all of its phases, with competition for favorable producing royalties and overriding royalties being particularly intense. The Company believes that price, geological and geophysical skill, and familiarity with an area of operations are the primary competitive factors in the identification, selection, and acquisition of desirable leases. When attempting to purchase interests in such properties, the Company competes with independent operators and occasionally major oil companies, a number of which have substantially greater technical and financial resources than the Company. In the salt water disposal business, salt water disposal wells operated by other companies, as well as oil and gas producers adding their own injection wells, provides competition. An awareness of these factors, causes the Company to seek to provide the best possible services at competitive prices.

Governmental Regulation

    Oil and gas operations are subject to federal, state and local laws and regulations governing waste, environmental quality, pollution control, conservation and other measures regarding environmental and ecological matters. The Company's salt water disposal business is operated under permits from the Texas Railroad Commission and the Texas Natural Resource Conservation Commission. Failure to comply with applicable regulations could result in interruption or termination of the operations. Additionally, upon cessation of use, disposal wells must be plugged and the sites cleaned up to applicable standards. It is impossible to predict the impact of environmental legislation and regulations on the Company's operations and earnings in the future. However, compliance could require the Company to make capital expenditures, and could adversely affect earnings.

    The Company's operations could also be affected from time to time by other federal, state and local laws and regulations and by political developments. The domestic production and sale of oil and gas are subject to federal regulation by the Department of Energy and the Federal Energy Regulation Commission. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations. In addition, oil and gas operations are subject to extensive federal and state regulations concerning exploration, development, production, transportation and pricing, and even to interruption or termination by governmental authorities. Removal of import duties on oil entering the U.S. has had an adverse affect on the domestic oil industry.

    In foreign countries, the Company may be subject to governmental restrictions on production, pricing and export controls. Regulations existing or imposed upon the Company or its properties at the time of their acquisition may change to an unpredictable extent. The Company will have little or no control over the change of regulations or imposition of new regulations and restrictions, expropriation or nationalization by foreign governments or the imposition of additional foreign taxes. Management believes that these actions are unlikely to be undertaken by the governments of Australia or Queensland, where the majority of the foreign oil and gas properties from which the Company receives royalty income are located.

Foreign Currency

    Due to the nature of the Company's activities in Australia, portions of the Company's operating capital may at times be held in various foreign currencies. This subjects the Company to the risk of currency fluctuations and changes in rates of conversion for different currencies. Additionally, revenues generated in foreign countries in which the Company has or may acquire interests may be subject to governmental regulations which restrict the free convertibility of such funds, and all remittances of funds out of these countries might require the approval of the applicable government's exchange control agency. In the Company's opinion, the foreign exchange control laws currently in effect in Australia do not unreasonably delay the remittance of funds generated in Australia to the United States.

Foreign Taxes and United States Tax Credits

    As a result of its royalty and working interests attributable to properties outside the United States, the Company is subject to the imposition of taxes by foreign governments upon the Company's income derived from such foreign jurisdictions. These taxes are of various types, with differing tax rates, and are subject to change. Generally, the Company's income from a foreign jurisdiction will be taxed in the same manner as that for other companies operating in the jurisdiction, but discriminatory taxation by a particular jurisdiction may occur. The current corporate income tax rate in Australia is 30% of net profits.

    The Company's income is also subject to taxation under the United States Internal Revenue Code of 1986, as amended (the "Code"). The Code provides that a taxpayer may obtain a tax credit for certain taxes paid to a foreign country or may take a deduction for such taxes. A tax credit is generally more favorable than a deduction. However, the particular tax circumstances create differing benefits in varying situations. The tax credit applicable to particular foreign income arises when such income is included in the Company's taxable income under the provisions of the Code. There are, however, substantial restrictions and limitations on the amount of the tax credit that can actually be claimed. See Note 8 of the Notes to Consolidated Financial Statements at Item 8.

Employees

    The Company and its subsidiaries employ twenty-five persons (including the executive officers).

(d) Financial Information About Foreign and Domestic Operations

    See Note 15 to Consolidated Financial Statements at Item 8.


ITEM 2.  DESCRIPTION OF PROPERTY

(a) Properties Attributable to Salt Water Disposal and Oil Field Services

    GTII currently owns seven salt water disposal facilities. Salt water is produced along with oil and gas, and governmental regulations require the salt water to be disposed of in an environmentally safe manner. The Company is in the primary business of injecting the salt water back into the ground in another salt water bearing zone to protect all fresh water zones from being contaminated. The Company is paid a fee on a per barrel or per load basis for this service by oil and gas producers whose operations produce the salt water that requires disposal.

    GTII acquired its first salt water disposal property, OCR Investments, Inc. (OCR), located in the Zapata/Laredo area of Texas, during 1993. During 1994, the Company acquired Transcon Energy Corporation (Transcon) which owned and operated three disposal facilities in the same general area as OCR. Transcon, like OCR, provides salt water disposal services for oil field operations in an area of active drilling for deep gas.

    Because of the favorable results from its salt water disposal facilities in 1994, GTII continued expanding this business during 1995 by purchasing the County Line Disposal facility, and opening a new disposal facility, OCR's Chihuahua facility. During 1996 the Company acquired the Amando Disposal Facility, granting the seller an option to repurchase it at any time within five years, and during 1997, the seller, TransTexas Gas Corporation, exercised its option. Upon exercise of the option, TransTexas paid cash of $410,913, and agreed to make improvements, which the Company valued at $269,000, to the Altair Ranch (see (b) Altair Ranch).

    GTII acquired a new saltwater disposal facility near El Campo, Texas, during 1997. This new facility, named Transcon Spanish Camp, is located near producing gas wells. This facility was placed into service during the first quarter of 1998.

    With the exception of Transcon Spanish Camp, all of GTII's disposal sites are located in the Texas counties of Webb and Zapata. Based on reports published annually by the Texas Railroad Commission, the Company understands that Webb County produces more gas than any other Texas county, while Zapata County varies in rank between second or third from year to year. As there are few other facilities located in the two county area, GTII benefits from limited competition. Based on reserve estimates published by the U.S. Department of Energy, and publicly available information on the volume of gas produced annually from the two county area, the Company believes that production could continue at the present rate for twenty years or more, provided the price of natural gas remains at a level that is sufficient to support such production.

    In summary, the Company believes that gas production, along with the associated salt water production in GTII's service area, should be substantial for years to come. GTII's total revenues from disposal fees as described above, and other oil field service revenues (described in the following paragraph) totaled $1,844,332 during 1997.

    In addition to salt water disposal services, the Company provides oil field services such as fresh water supply, back filling drilling mud pits, sand blasting, and steam cleaning. Additional information on the salt water disposal business is available at "Narrative Description of Business" under "General - Salt Water Disposal and Oil Field Services."

    Subsequent to repurchasing the Amando disposal facility from the Company, TransTexas sold a significant portion of its gas producing properties in the Zapata area, including the Amando facility, to a purchaser that has apparently elected to develop its own salt water disposal facilities. As a result, the Company has seen some reduction in activities at some of its facilities. The future impact on salt water disposal operations in this area is not determinable at this time.

(b) Altair Ranch

    During 1997, GTII acquired the Altair Ranch, a 2,738 acre ranch, located approximately 45 minutes from Houston, Texas, for a purchase price of $1,096,100. This property is located in an area of active oil and gas production and sits along a trend line which has seen significant recent exploratory drilling. Existing assets included approximately 90% of mineral rights, fresh water supplies, a substantial quantity of stockpiled sand and gravel, two usable buildings, and areas suitable for lay down yards for drilling companies. In addition, the Company plans to re-evaluate the production potential of six plugged gas wells along with the prospects of leasing the property for exploration of deeper zones indicated by geological trends across the area.

    Primarily during the last quarter of 1997, the Company earned revenues from this property from rental of its buildings and lay-down areas, sales of fresh water, and sales of sand and gravel. Because of its location, the Company has also established and received revenues from an oil reclamation plant and oil field service business based on the rental of heavy equipment for oil field use.

    The oil reclamation plant, established in the last quarter of 1997, is designed to accept oil generated from saltwater disposal and other off-grade or unwanted oil, run it through a blending process, and sell it to oil refineries. This facility is presently the only one of its type in the surrounding area.

    GTII plans to increase revenues further with its new trucking and equipment services based at the Altair. With the purchase of four tractor trailer trucks, several trailers, and three bulldozers the Company is providing the following services to oil and gas operators: equipment moving, vacuum services, oil transportation, drilling pad construction and leasing. GTII also plans to construct a saltwater disposal facility on the property and is considering other potential activities.

(c)  Apache Ranch

    GTII owns the 13,500 acre Apache Ranch which adjoins the Mescalero Indian Reservation and ski resort area near Ruidoso, New Mexico. To date, activity related to this ranch property has included land sales (financed by the Company) in 1995 and 1996, revenues from cattle grazing leases in the 1995-1997 period, and hunting permits in 1996. See Note 4 of Notes to Consolidated Financial Statements at Item 8.

(d) Oil and Gas Properties

General

    As of December 31, 1997, the Company owned royalty interests, ORRIs and working interests attributable to oil and gas wells located in the United States, Canada, and Australia. In the United States, the Company's interests are located in the states of Arkansas, Colorado, Kansas, New Mexico, Oklahoma, Texas, and Mississippi. The majority of the company's oil and gas interests are royalties or ORRIs. The Company also holds working interests in the United States and in Australia.

    Most of the U.S. leases under which the Company owns interests provide that such leases will continue in existence as long as oil and gas are produced on the related properties. The duration of the Australian concessions in which the Company owns interests is discussed generally in the following section.

Australian Properties

    A significant portion of the Company's oil and gas properties consists of ORRI under ATPs granted by the State of Queensland, Australia. The Company currently has ORRI under eleven such ATPs. Each of these ATPs has an initial term of four years. The area covered by an ATP is reduced by relinquishment of approximately one-fourth of the area at the start of the third year of its effectiveness and an additional one-fourth of the original area at the start of the fourth year of its effectiveness. The area to be relinquished is chosen by the holder of the ATP. An ATP does not require that any specific work, such as drilling or geological or geophysical work, be performed by the holder, but does require that the holder continuously prospect and expend a specified minimum sum over the term of the ATP for such prospecting efforts. Applications for renewal may be filed at the time of expiration of an ATP.

    The Company has ORRI in 2,234,569 net royalty acres under 27,728,800 gross surface acres in Australia. Unlike working interests, ORRIs do not require that the Company bear any portion of exploration or drilling expenses to develop the property. In addition, the Company holds 198,720 net working interest acres under 2,649,600 gross working interest acres.

    Oil revenues from Australia during 1997 totaled $366,500 from ATP 267 and ATP 299, before transportation costs to market of $136,101. No revenues were generated by the other nine ATPs during 1997.

Reserves

    The majority of the Company's reserves are attributable to properties in which the Company owns ORRI and royalty interests. Data necessary for the computation of reserve estimates for such properties is not available to the Company without the incurrence of unreasonable effort and expense. If estimates of proved reserves were available for such properties, the Company believes that reserves attributable to ATP 299 in Australia would account for the majority of the proved oil reserves attributable to these interests. The working interest holders of the properties under which the Company holds royalty interests and ORRIs have not supplied the Company with information deemed necessary for meaningful reserve calculations. Most of the Company's domestic royalty interests are small, and the Company is of the opinion that obtaining information necessary for meaningful reserve calculations for these interests would involve unreasonable effort or expense. Oil production attributable to the Company's royalty and ORRIs provided approximately 95% of the Company's income attributable to oil and gas properties during the year ended December 31, 1997.

    Since the Company's working interests provide only a small percentage (5%) of the Company's total income attributable to oil and gas properties, it was determined that unreasonable effort and expense would be required to prepare a reserve report on the properties to which these interests relate. See "Supplementary Data for Reserves of Oil and Gas" under Item 8. Financial Statements and Supplementary Data.

    No estimates of total proved oil or gas reserves were filed by the Company with, or included in reports to, any federal authority or agency other than the Securities and Exchange Commission since the beginning of the Company's last fiscal year.

Average Sales Price and Production Costs

    The following table sets forth the average sales price per unit of oil and gas production. Sales prices are based on market prices determined at the point of delivery from the producing unit. Production or severance taxes have not been deducted in determining the average sales price, but rather are included as part of production costs. No sales prices of gas are shown for Australia because the Company had no production of gas in Australia during the relevant reporting periods. The average production (lifting) costs per unit of production are not presented because the majority of the Company's oil and gas revenues are attributable to royalties and ORRIs. The nature of these interests does not require that the Company bear any portion of the production or lifting costs. Additionally, the operators of the leases under which the Company's working interests exist have not provided the Company with information concerning production (lifting) costs. The Company's working interests are small, the Company is not an operator of wells or leases, and the Company is of the opinion that obtaining information necessary for disclosure of production (lifting) costs would involve unreasonable effort or expense.

                               United States                Australia
                            Average Sales Price         Average Sales Price
  Fiscal Year Ended          Oil           Gas                 Oil
December 31, 1997           $19.21       $ 1.82              $US20.55
December 31, 1996           $20.43       $ 1.91              $US21.72
December 31, 1995           $16.30       $ 1.29              $US18.09

WORKING INTERESTS - DOMESTIC

Productive Wells and Developed Acreage

    The Company's assets and revenues attributable to its domestic working interests are not material. The interests held are quite small and the Company has determined that the costs incurred to obtain and analyze the information normally required to be presented would be unreasonable. As a result this information has been omitted.

Non-Productive Acreage

    GTII holds a 30% interest in approximately 11,787 acres of long-term leases located in the Overthrust Belt in Arizona. The primary prospect in this lease play is the Cochise Overthrust Prospect. Along with other working interest owners, GTII intends to farm out the interest to a third party, who would assume the costs of drilling and developing the properties. Under such arrangements, GTII et al would attempt to recover out-of-pocket expenses while retaining an overriding royalty interest.

WORKING INTERESTS - AUSTRALIA

    The table below sets forth the undeveloped acreage in Australia in which the Company held WI as of December 31, 1997. Working interests are acquired by the Company with the intention to farm out operations while retaining an ORRI or carried working interest.

                                         GTII's       Net
                               Gross     Working      WI
                     Area      Acres     Interest    Acres
                     538     2,189,600     7.5%    164,220
                     554       460,000     7.5%     34,500

ROYALTY AND OVERRIDING ROYALTY INTERESTS - DOMESTIC AND CANADA

    The Company owns royalty interests and ORRIs in oil and gas wells primarily located in the states of Arkansas, Colorado, Kansas, New Mexico, Oklahoma, Mississippi, and Texas. During 1996, the Company acquired ORRIs in four producing wells in Texas and four producing wells in Mississippi.
During 1997, the Company acquired ORRIs under two production units in Canada. These production units consist of the consolidation of numerous leases and, between the units, contain more than 200 wells. The Company had no ORRIs in undeveloped acreage in the United States, as of December 31, 1997.

    Also see (d) Oil and Gas Properties - General.

OVERRIDING ROYALTY INTERESTS - AUSTRALIA

    The following table sets forth the ATP number of each Australian concession in which the Company had an ORRI as of December 31, 1997 and upon which productive wells had been drilled, the percentage interest of the Company therein, the number of such wells, the gross acreage of each concession, and the net royalty acres held in each concession.

                                         GTII's       Net
              Area &         Gross      Royalty     Royalty
            No. of Wells     Acres      Interest     Acres

        267 - 21 oil wells  736,000    2.6064700%   153,469
        299 - 58 oil wells  588,000    1.6364559%    77,084

    The following table sets forth the undeveloped acreage in which the Company had ORRIs in Australia as of December 31, 1997. During 1997, GTII received a 1% ORRI in ATP615 as part of the sale of its interest in Oil Seeps, Inc.

                                        GTII's        Net
                             Gross      Royalty     Royalty
                    Area     Acres     Interest      Acres
                     333      92,000     0.200%       1,472
                     415     901,600     1.463%     105,523
                     538   2,189,600     0.623%     109,130
                     542   1,932,000     1.200%     185,472
                     543   1,545,600     0.500%      61,824
                     550     552,000     0.500%      22,080
                     560   1,048,800     0.800%      67,123
                     582   8,960,800     1.000%     716,864
                     615   9,181,600     1.000%     734,528

    The total of the producing and non-producing acreage in Australia under which GTII holds ORRI interests is 2,234,569 net royalty acres under 27,728,800 gross surface acres.

Recent Developments - ORRI

    After a record year in 1996 with fifteen successful oil wells completed on ATP 299, Santos, the operator controlling the prospect, continued a successful aggressive drilling program in 1997 with the completion of thirteen new oil wells. The Company's revenues received from oil and gas interests have shown a significant increase primarily due to these new wells on ATP 299. Following is a list of the new wells completed as producers and the field in which they are located:

        Tarbat Field
           Tarbat #11

        Ipundu Field
           Ipundu #6, #7, #8, #9, #10, #11, #12
           Ipundu North #6, #7, #8, #9, #10

    There are now 58 wells in twelve different fields on ATP 299. GTII acquired additional interests in ATP 299 during 1997, bringing GTII's ORRI in this ATP to 1.6364559291% of gross production, less transportation costs. Each oil field has numerous undrilled locations, indicating upside potential for the further development of ATP 299.

    GTII also purchased additional interests in ATP 267 during 1997 bringing GTII's total ORRI in ATP 267 to 2.60647% of gross production, less transportation costs. There are currently 21 producing oil wells on this concession from which GTII receives revenues.

    In addition to the success on ATP 299, drilling programs were conducted on ATPs 550 and 560 under which the Company holds ORRIs. Three producing oil wells were completed on ATP 560 - the Utopia #1, Utopia #2, and Utopia #3, and four wells were plugged and abandoned on this concession. One well on ATP 560 was unsuccessful.

    The Company understands that there have been less than 7,000 wells drilled in the entire country of Australia, which is basically the same size as the continental United States. Current technology coupled with better understanding of the geology has led to substantial discoveries both onshore and offshore Australia.

(e) Office Facilities

    The Company's corporate office is located at 8504 Sonoma Valley N.E., Albuquerque, New Mexico 87122, and is leased from Kenneth Owens, Chairman of the Board and President. In addition, the Company's subsidiaries have offices in Zapata, Texas. Rent in the amount of $9,600 was paid to Kenneth Owens in 1997 for these facilities. During 1997 GTII purchased 50% of the office in Zapata for $30,106 which was paid in the form of 3,398 shares of stock. The Company also has an office at 104 Fossil Court, Springtown, Texas 76082, which handles the stock transfer agent duties and other duties for the Company. Karen Lee, Director of the Company, was paid $300 per month for these facilities during the first quarter of 1997, at which time the rent payments were discontinued pursuant to a renegotiation and reorganization of Ms. Lee's compensation. The Company believes its office facilities are adequate for the next year.


ITEM 3.  LEGAL PROCEEDINGS

    As of March 16, 1998, there were no material legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their properties was the subject.


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

              Year Ended December 31, 1997     Year Ended December 31, 1996
                     High     Low                    High       Low
1st Quarter        10  1/4    7 11/16              11 13/16   10 1/16
2nd Quarter         8         7                    10 3/4      7 11/16
3rd Quarter        20  3/4    7 7/16                9 3/16     7 1/4
4th Quarter        23  1/4   11 3/4                10 3/4      8 1/16

    Note: The prices reported above have been adjusted to give retroactive effect of the Company's 1-for-3.5 reverse split that was effective May 1997.

    As of March 16, 1998, there were approximately 12,110 holders of record of the Company's Common Stock, plus an undetermined number of stockholders who hold their stock in street name.

Dividend Reinvestment and Stock Purchase Plan

    GTII set up a Dividend Reinvestment and Stock Purchase Plan (the "Plan") during 1996, to provide existing shareholders of the Company's common stock with a convenient and economical method of investing cash dividends and making cash investments in the Company's common stock without payment of brokerage commissions in connection with purchases.

    Shareholders may choose to invest funds in common stock through optional cash investments, with a minimum purchase of $25.00 per month and a maximum purchase of $5,000 per month. The optional cash payments may be made occasionally or at regular intervals, as the shareholder desires. A $2.50 service fee is charged for each optional cash investment.

    The Plan provides that the common shares offered by the Company may be either shares newly issued by the Company or shares purchased on the open market at the Company's option. The purchase price for shares purchased on the open market is the average price paid for such shares, and the purchase price for newly issued shares is 98% of the average of the daily closing prices of the common shares reported on the NASDAQ market on the five trading days prior to the purchase date.

    IMPORTANT: The above is only a brief outline of the Plan. Complete details of the Plan were mailed to all shareholders during 1996. Before enrolling shareholders should review the information received, or obtain complete information on the Plan by requesting a copy of the Dividend Reinvestment and Stock Purchase Plan from the corporate office.

    The Company has registered 1,000,000 shares of common stock under the Securities Act for sale by GTII pursuant to the Plan, which may be used at the Company's discretion. During 1997 shares for the Plan were purchased both in the open market and from the registered Company stock. An average of 142 stockholders per month purchased shares through the Plan during 1997.

Preferred Stock

    During 1996, shareholders authorized an amendment of the Articles of Incorporation of the Company, under which 1,000,000 preferred shares are authorized for issuance, with directors given the authority to subdivide the stock and assign the various rights to each class. Directors created Class A and Class B preferred shares and authorized a program whereby shareholders could exchange their common stock for preferred stock at a rate of one share of preferred received for each ten shares of common surrendered. The offer expired on August 30, 1996. The program resulted in the exchange of 2,001,710 common shares for 11,856 preferred A shares, and 188,585 preferred B shares. As a result of the 1-for-3.5 reverse stock split effective May 20, 1997, there are now 3,371 preferred A shares and 53,903 preferred B shares issued and outstanding. Neither class of preferred stock was registered. As a result, any transfers carry trading restrictions associated with unregistered shares and there is no established market for such shares.

    Class A Convertible Preferred Stock - Class A preferred stock is a convertible stock. The shareholder holding preferred stock has the same voting rights as if all preferred shares held were common shares (1 preferred share equals 10 common shares). These shares will be convertible back to common shares in October 1999 or when gross revenues of the Company are $5 million or greater, whichever comes first. An annual cash dividend of $0.30 per share is paid on the Class A preferred shares. See Dividends - Preferred Stock.

    Class B Non-Convertible Preferred Stock - Class B preferred stock is non-convertible. A shareholder holding Class B preferred stock has the same voting rights as if all preferred shares held were common shares (1 preferred share equals 10 common shares). The Class B preferred shares are not convertible back to common shares. An annual cash dividend of $0.20 per share and a stock dividend are paid on the Class B preferred shares. See Dividends - Preferred Stock.

Dividends - Common Stock

    The Company has not paid cash dividends on its common stock and does not anticipate the payment of cash dividends in the foreseeable future. Payment of cash dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. The payment of stock dividends is also within the discretion of the Board of Directors.

Dividends - Preferred Stock

    Class A - An annual cash dividend of $0.30 per Class A preferred share is paid on these shares.

    Class B - An annual cash dividend of $0.20 per Class B preferred share is paid on these shares.

    In addition, a 30% stock dividend (3% when based on the number of common shares exchanged for Class B preferred shares) was paid during 1997 on Class B preferred shares, and a 40% stock dividend is to be paid during 1998. For subsequent years, the annual dividend rate will increase above the 40% by 10% when the annual gross revenues increase by $1 million dollars, up to 60%, and will increase above 60% by 10% when the annual gross revenues increase by $2 million dollars. The increases in gross revenues will be calculated using the 1995 year end gross revenue number as the base number. The stock dividends will be paid in common shares which are not restricted and can be sold by the shareholder in the open market.


ITEM 6.  SELECTED FINANCIAL DATA

                               Years Ended December 31
                   1997        1996         1995        1994        1993
                                (2)          (2)       (2)(3)        (3)
Operating
 revenues        $2,481,715  $2,489,295  $2,676,204  $2,471,196  $1,776,810

Net income       $  438,784  $  351,195  $  683,169  $  548,593  $  179,410

Net income per share (1)
    - basic      $     0.46  $      .45  $      .62  $      .15  $      .06
    - diluted          0.46         .44         .62         .15         .06

Total assets     $6,796,852  $6,113,063  $5,927,676  $4,565,770  $4,021,449

Long-term
 debt            $       -   $       -   $   19,486  $    5,991  $       -

    (1) Net income per share has been restated to reflect the 1-for-20 reverse split in 1993, the 1-for-2.5 reverse split in 1995, and the 1-for-3.5 reverse split in 1997.

    (2) Amounts presented for 1994 through 1996 have been restated for prior period adjustments reported in Note 2 of the Consolidated Financial Statements.

    (3) The Transcon acquisition during 1994 was accounted for by the pooling of interests method. Columns for 1993-1994 have been adjusted to include the activities and assets of Transcon for those periods on a pooling basis.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: Comparison to amounts discussed for 1996 and 1995 are based on restated amounts due to prior period adjustments reported in Note 2 of the Consolidated Financial Statements and in this management's discussion under "Restatement of Prior Period Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

    During the period 1995-1997, the Company has been able to generate cash in amounts that were adequate to meet its cash needs. The ratio of current assets to current liabilities represents the Company's liquidity. Current assets were up when comparing 1997 to both 1996 and 1995. The primary increases in current assets were in the categories discussed below, and in inventory, which reflects raw materials inventory acquired in connection with the Company's purchase of the Altair Ranch. Current liabilities were reduced when comparing 1997 to 1995, but were up when comparing 1997 to 1996 because of slightly higher accounts payable and a short-term bank note. The liquidity ratio at December 31, 1997 was 7.34:1, compared with 8.31:1 at December 31, 1996 and 2.95:1 at December 31, 1995.

    Cash flows provided by operating activities for 1997 decreased when comparing to 1996 primarily because of a significant ($198,930) increase in receivables. Cash flows used in investing activities showed no material change in the past three years. Cash flows provided by financing activities for 1997 increased over 1996 and 1995. The increase was primarily due to the sale of common stock through the Company's Dividend Reinvestment and Stock Purchase Plan and to short term borrowings. In lieu of cash proceeds on a portion of the sales price of the Amando facility, the Company received $174,000 in non-cash improvements to the Altair property. The Company is to receive $95,000 in additional non-cash improvements subsequent to December 31, 1997.

    The Company's cash position was down when comparing December 31, 1997 to December 31, 1996 because of the cash outlay for the purchase of the Altair Ranch, and equipment for rental and oil reclamation operations which the Company intends to conduct on or from the Altair. During 1996, the Company provided collateral in the form of a certificate of deposit to enable Southwest Tire Processors, Inc. to obtain bonding for a significant contract. Bonding requirements expired during 1997, making these funds available once again for operations.

    It is important to note that the Company has no long-term bank debt and its property and equipment are free from liens. However, the Company did borrow $100,000 in May of 1997 which was repaid the following month, and borrowed $76,000 in December of 1997 which was repaid in January of 1998. These borrowings, under existing lines of credit, were made in order to meet short-term cash flow requirements.

    The Company's salt water disposal and oil field services business has one customer upon which the Company is relatively reliant. This customer accounted for approximately 57% of disposal service and rental revenues during 1997. The customer's receivables balances at December 31, 1997 and 1996 were approximately 39% and 74% of the total of receivables then outstanding ($741,380 and $447,450, respectively). The customer has historically paid bills from two to six months after incurrence. A second customer is responsible for 14% of the Company's revenues in 1997 and represents 3% of the accounts receivable balances at December 31, 1997. The Company has not experienced any significant inability to collect its receivables in the past and believes that since the salt water produced from oil and gas wells is required to be disposed of under existing regulations and the limited number of disposal facilities that are available in its service area provide assurance that its customers will continue to need the Company's services and will continue to meet payment obligations as in the past. Should the two significant customers refuse or be unable to do so, however, the Company's earnings would be adversely affected.

    Subject to the considerations discussed in the preceding paragraph, the Company is not aware of any trends or demands that would be likely to reduce its ability to generate cash sufficient to meet its needs in any material way.

    The Company has no commitments for capital expenditures as of December 31, 1997. GTII plans to continue its policy of acquiring property and equipment primarily out of cash flows from operations as it has during the past. However, the Company has established two lines of credit totaling $275,000 for short term acquisition needs expiring in December 1998. The Company has no plans to incur long term debt.

    The total assets of the Company increased by $683,789 when comparing 1997 to 1996. This represents an approximate 11% increase in total assets during the year. The increase is primarily attributable to the major land acquisition of the Altair Ranch near Houston, Texas for $1,096,100, during the second quarter. The categories of land, buildings, and inventory increased because of this acquisition.

    During 1997, the Amando disposal facility was sold to TransTexas Gas Corporation for cash of $410,913 plus an arrangement whereby TransTexas would make certain improvements to the Altair Ranch property. The Company estimated the value of these services at a minimum of $269,000 which was added to the cash in recognizing a total sales price of $679,913 for the Amando facility. Of the $269,000, services valued at $174,000 were completed prior to December 31, 1997, leaving $95,000 for the drilling of a disposal well to be completed after that date. This amount is included in accounts receivable-trade. The improvements completed on the Altair Ranch include rebuilding of two office/storage facilities, clearing land, building new gates, and providing water tanks and pumps. Additionally, in lieu of a portion of the work planned for the Altair Ranch, TransTexas has reworked a salt water disposal well at El Campo (Transcon Spanish Camp).

    Believing that the location of the Altair Ranch offers opportunities for expansion of business related to salt water disposal and oil field services, the Company has spent approximately $300,000 acquiring bulldozers, trucks, trailers and other pieces of heavy equipment to be utilized in its oil field services and reclamation activities. The Company also spent $44,500 during 1997 to increase its existing interests in two producing Australian properties, ATP 299 and ATP 267.

    The Company has made no firm commitments to acquire additional assets. However, as acquisition opportunities relating to its business segments become available, management expects to make additional acquisitions. No budget has been established for such acquisitions and the rate or dollar amount of acquisitions which may occur are unpredictable. It is anticipated that all acquisitions will be funded out of cash flows from operations. However, the Company, as mentioned above, has established two lines of credit totaling $275,000 that are available for temporary cash flows augmentation whenever it becomes important to make acquisitions at particular times when cash balances happen to be inadequate. Management has no plans or intention to incur long term debt in order to finance such acquisitions.

    During March 1998, the Company filed an S-3 Registration Statement to issue warrants to existing stockholders to allow them to expand their holdings through the purchase of additional shares of the Company's unissued common stock. The warrants would allow stockholders to purchase 1 new share of common for each four shares already held at 90% of the average stock price for the five trading days before March 20, 1998. No estimate can be made as to the amount of funds that this offering might bring in to the Company. It is anticipated that most of the funds raised through this offering will be utilized in further development of the resources available from the Altair Ranch.

RESULTS OF OPERATIONS

    Disposal and service revenues were down when comparing the year ended December 31, 1997 ($1,844,332) to the same period in 1996 ($2,239,670), which caused a reduction in total operating revenues. Disposal and service fees increased by $449,806 in 1996 over 1995 amounts. Both the increase from 1995 to 1996 and the decrease from 1996 to 1997 were mainly due to the acquisition and sale of the Amando facility in 1996 and 1997, respectively. Operating revenues in 1997 were affected because of the loss of revenue in the transition period between the sale of the Amando disposal facility in the second quarter and start up of the new operations on the Altair Ranch. Now that a large portion of the basic set up operations have been completed on the Altair Ranch, GTII expects a favorable impact on revenues with increases expected in each quarter of 1998, and with total operating revenues expected to be higher for the year end December 31, 1998. Revenues are expected from
the following operations at Altair:   proceeds of sales of reclaimed oil,
sales of sand and gravel, sales of fresh water for drilling operations and frac jobs, rental income from land leases for lay-down yards where drilling companies store equipment, and from trucking and equipment services (equipment moving, vacuum services, oil transportation, pad construction and leasing).

    Oil and gas production revenues increased to $448,359 for the year ended December 31, 1997, showing an increase of $137,138 over the year ended December 31, 1996, and an increase of $237,539 over the year ended December 31, 1995. This significant increase is primarily due to royalty income attributable to new wells being drilled on ATP 299 in Queensland, Australia, in which GTII holds an ORRI. Production volumes for the last three years have increased significantly. The Australian volume was up 70% and 155% in 1997 over 1996 and 1995. Fifteen new successful oil wells were drilled on the ATP 299 concession in 1996 and thirteen more were added in 1997. In addition to the increased oil sales, GTII also increased its interest in both ATP 299 and ATP 267 during 1997. The Company expects revenues to continue to increase as the operator of ATP 299 has announced an aggressive drilling program for 1998.

    Rental income has decreased from $593,818 in 1995 to $159,661 in 1997. The decrease is due to the rental of the tire shredder being converted to an investment in 1996 after recognizing rental income of $242,066. Rental income in 1997 was generated from land leases and leasing of certain equipment based at the Altair Ranch.

    Costs of revenues as a percentage of revenue has increased from 26% of operating revenues in 1995 to 39% in 1997. Australian marketing costs have increased in cost from $67,755 in 1995 to $94,692 in 1996 and $142,112 in 1997. This increase is directly related to the increase in oil production from the Australian producing properties during the past two years. Cost of revenues in 1996 was 41% of operating revenues. The 1996 increase in direct materials and supplies to $271,567 was partially due to increased costs for revamping and upgrading certain equipment and facilities. Direct costs decreased in 1997 to $166,182 as these costs did not recur. Depreciation, depletion and amortization also increased by $131,499 to $406,625 in 1996 due to increased oil and gas production and increases in equipment for the South Texas operations. Depreciation, depletion, and amortization was comparable between 1997 and 1996 with an increase of only $16,273.

    Operating expenses have not changed materially when comparing the last three years. These were $849,255, $804,989, and $811,389 in 1997, 1996, and
1995, respectively.

    Net income increased to $438,784 in 1997 compared to $351,195 in 1996 and decreased from $683,169 in 1995. Basic per share data reports $0.46 for 1997, $0.45 for 1996, and $0.62 for 1995.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

    The Company has determined that the carrying value of its US oil and gas royalty properties exceeded their net realizable value. It was also determined that this fact had not changed significantly during the years ended December 31, 1997, 1996, and 1995. In order to correct the financial statements to reflect this fact, the carrying value of these properties was written down by $418,895 at December 31, 1994. This write-down was treated as a prior period adjustment and was recorded as a reduction of the asset balance, a $142,424 increase in deferred income tax assets, and a reduction of retained earnings of $276,471. The effect of the write-down included an
adjustment of the Company's deferred income tax calculations.   The effect of
the adjustment has resulted in restatement of each period as appropriate.
The write-down resulted in an income tax deduction in 1997 of $418,985, or an income tax reduction of approximately $142,000 for income tax purposes.

    During 1995, the Company purchased a tire shredding machine and leased it to Southwest Tire Processors (SWTP), a tire disposal Company in New Mexico. In October 1996, the equipment was transferred to SWTP in exchange for a 12.5% equity interest in SWTP. This transaction was recorded as an exchange with the investment in SWTP being recorded at the book value of the equipment given up. At that time, it was believed that SWTP's significant contracts to dispose of tires for various governmental entities which had expired during 1996 would be renewed. Further, it was believed that the value of the Company's interest in SWTP was at least the $391,739 recorded. During 1996, these contracts were renewed at levels much lower than had been previously anticipated and SWTP has not been able to meet the agreed upon payment schedule on indebtedness to the Company related to the original equipment lease. As a result of these factors, the Company has concluded that the value of its investment in SWTP was impaired at December 31, 1996. In accordance with this conclusion, the recorded amount has been written down to zero and the previously issued financial statements for the year ended December 31, 1996 have been restated to report this adjustment and the resulting impact on earnings and deferred income taxes. Income tax effects of this adjustment will not be realized until the interest in SWTP has been shown to be totally worthless or the Company has disposed of its interest.

INCOME TAXES

    The Company anticipates that it will continue to generate taxable income sufficient to realize deferred tax assets, based on historical performance. See Note 8 to Consolidated Financial Statements for disclosure of book vs. tax differences.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers.

    Both SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS 132 is effective for years beginning after December 15, 1997, and requires comparative information for earlier years to be restated, unless such information is not readily available. The Company has no pensions or postretirement benefits plans in place at this time. There is no impact on the Company's financial statements due to the issuance of this statement.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-K includes "forward-looking" statements within the meaning of Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-K reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-K, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

YEAR 2000

    The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes that all of its software and equipment are "Year 2000" compliant and that this problem will have no affect on the Company's internal operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    This item is not applicable to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statement information for Golden Triangle Industries, Inc. and subsidiaries is set forth below.

     -  Report of Independent Certified Public Accountant
     -  Report of Independent Certified Public Accountant
     -  Consolidated Balance Sheets
     -  Consolidated Statements of Income
     -  Consolidated Statements of Changes in Stockholders' Equity
     -  Consolidated Statements of Cash Flows
     -  Notes to Consolidated Financial Statements
     -  Supplementary Data - Reserves of Oil and Gas
      --------------------------------------------------------------

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Stockholders and Board of Directors
Golden Triangle Industries, Inc.
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of Golden Triangle Industries, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statement of income, stockholders' equity, and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Triangle Industries, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

  /s/ BDO SEIDMAN, LLP
BDO SEIDMAN, LLP
Denver, Colorado

February 18, 1998
-----------------------------------------------------------------------------

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Golden Triangle Industries, Inc.
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of Golden Triangle Industries, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Triangle Industries, Inc. and Subsidiaries at December 31, 1996, and the results of its operations and its cash flows for each of the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

 /s/ ROBERT EARLY & COMPANY, P.C.
Robert Early & Company, P.C.
Abilene, Texas

March 16, 1997

                    GOLDEN TRIANGLE INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS

                                                          December 31
                                                      1997           1996
                                ASSETS                            RESTATED

CURRENT ASSETS
  Cash                                             $  95,648    $   298,521
  Accounts receivable - trade                        741,380        447,450
  Accounts receivable - related parties               20,000         95,663
  Accounts and notes receivable - other               87,805         70,127
  Inventories                                        199,627             -
  Investments - available for sale                    83,579         43,756
  Prepaid expenses and other                          24,969             -
                                                  ----------     ----------
     Total Current Assets                          1,253,008        955,517

PROPERTY AND EQUIPMENT
  Oil and gas properties (full cost method)
    Proven                                         2,017,602      1,966,045
    Unproven                                         414,628        408,643
  Equipment and vehicles                           2,600,031      2,388,179
  Office furniture and equipment                      78,758         59,531
  Well leasehold and water rights                    200,000        200,000
  Buildings                                          312,606             -
  Land                                             1,021,695        525,450
  Accumulated depreciation, depletion
    and amortization                              (1,664,197)    (1,312,245)
                                                  ----------     ----------
      Net Property and Equipment                   4,981,123      4,235,603

OTHER ASSETS
  Restricted cash                                         -         100,954
  Other investments                                       -          26,191
  Accounts and notes receivable - non-current        275,129        396,751
  Advances to related parties - non-current           79,091             -
  Deferred income taxes                              184,000        371,000
  Other                                               24,501         27,047
                                                  ----------     ----------
       Total Other Assets                            562,721        921,943
                                                  ----------     ----------
TOTAL ASSETS                                      $6,796,852     $6,113,063
                                                  ==========     ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $   76,586     $   46,665
  Accrued expenses                                    18,146         68,387
  Line of credit                                      76,000             -
                                                  ----------     ----------
    Total Current Liabilities                        170,732        115,052

STOCKHOLDERS' EQUITY
  Preferred, $0.10 par (1,000,000 authorized)
    Class A (3,371 shares outstanding)                   337            337
    Class B (53,903 shares outstanding)                5,390          5,390
  Common, $.001 par (100,000,000 authorized
     580,398 and 545,772 shares outstanding)             580            546
  Stock to be issued (2,571 shares)                       -          11,250
  Paid-in capital                                  7,350,571      6,982,197
  Unrealized gain/(loss) on securities
     held for sale                                   (31,437)       (48,218)
    Accumulated deficit                             (699,321)      (953,491)
                                                  ----------     ----------
      Net Stockholders' Equity                     6,626,120      5,998,011
                                                  ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $6,796,852     $6,113,063
                                                  ==========     ==========

See accompanying notes to consolidated financial statements.

                   GOLDEN TRIANGLE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended December 31
                                              1997      1996        1995
                                                      RESTATED    RESTATED
OPERATING REVENUES
Disposal and service revenues            $1,844,332  $2,239,670  $1,789,864
Oil and gas production                      448,359     311,221     210,820
Rental income                               159,661     242,066     593,818
Other income                                 26,582       7,715       1,657
Gain/(loss) on sale of assets                 2,781    (311,377)     80,045
                                         ----------  ----------  ----------
   Total Operating Revenues               2,481,715   2,489,295   2,676,204

COSTS OF REVENUES
Australian marketing costs                  142,112      94,692      67,755
Production expenses and taxes                13,185      10,855      10,238
Contract services                            47,902      50,926      68,498
Direct materials and supplies               166,182     271,567     167,305
Lease cost                                  123,698     134,378      80,738
Utilities                                    48,127      61,010      52,170
Depreciation, depletion & amortization      422,898     406,625     275,126
                                         ----------  ----------  ----------
   Total Costs of Revenues                  964,104   1,030,053     721,830
                                         ----------  ----------  ----------
GROSS PROFIT                              1,517,611   1,459,242   1,954,374

OPERATING EXPENSES
Personnel costs                             267,155     243,676     288,112
Directors' fees                               9,034       6,750       5,000
Professional fees                            64,441      69,218      68,366
Advertising and promotion                   107,955     158,341     130,798
Stockholder relations                        38,114      20,798      29,358
Repairs and maintenance                     131,738      82,149      87,349
Rent                                         18,821      22,219      22,375
Taxes                                        50,581      39,307      27,361
Other expenses                              161,416     162,531     152,670
                                         ----------  ----------  ----------
   Total Operating Expenses                 849,255     804,989     811,389
                                         ----------  ----------  ----------
INCOME FROM OPERATIONS                      668,356     654,253   1,142,985

OTHER INCOME/(EXPENSES)
Interest and dividend income                 49,212       6,410       1,823
Equity in income of investees                    -           -      (12,077)
Gain/(loss) on sale of securities            13,883       7,297        (199)
Stock transfer fees                           7,965       5,314      21,095
Interest expense                               (518)    (40,755)    (14,598)
                                         ----------  ----------  ----------
INCOME BEFORE INCOME TAXES                  738,898     632,519   1,139,029

Australian income taxes                     (70,896)    (41,022)    (20,200)
Current income tax expense                  (42,218)    (57,302)    (44,660)
Deferred income tax expense                (187,000)   (183,000)   (391,000)
                                         ----------  ----------  ----------

NET INCOME                               $  438,784  $  351,195  $  683,169
                                         ==========  ==========  ==========

Basic Earnings per Common Share          $     0.46  $     0.45  $     0.62
Diluted Earnings per Common Share              0.46        0.44        0.62

See accompanying notes to consolidated financial statements.

                    GOLDEN TRIANGLE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Preferred Stock                                   Stock    Additional Marketable
							     Class A          Class B            Common Stock	    Sub-      Paid In  Securities  Accumulated
	  					      Shares  Amount    Shares   Amount    Shares     Amount  scribed     Capital   Valuation   (Deficit)
									                                                                                     RESTATED
Balances at January 1, 1995       -   $   -         -   $    -    1,102,914   $1,102  $     -   $6,910,948   $    -   $(2,065,307)

Prior period adjustment-error
 in overstatement of value of
 oil and gas royalty property     -       -         -        -           -        -         -           -         -        34,987
                               -----  ------    ------  -------   ---------   ------  --------  ----------  --------  -----------
Balances at January 1, 1995,
   as restated                    -       -         -        -    1,102,914    1,102        -    6,910,948        -    (2,030,320)

Due to related parties:
 Disposal site & equipment        -       -         -        -           -        -    175,321          -         -            -
 50% of Jim Wells SWD, Inc.       -       -         -        -           -        -     20,000          -         -            -
Repurchased for cash              -       -         -        -       (4,964)      (5)       -      (53,615)       -            -
Other retirements                 -       -         -        -       (2,665)      (2)       -       (3,184)       -            -
Marketable securities val-
 uation allowance -adoption
 of SFAS 115                      -       -         -        -           -        -         -           -    (42,465)      42,465
Change in marketable securi-
  ties valuation allowance        -       -         -        -           -        -         -           -     (5,015)          -
Net income for the year and
  other                                   -         -        -           -        -         -       15,000        -       683,169
                               -----  ------    ------  -------   ---------   ------  --------  ----------  --------  -----------
Balances at Dec. 31, 1995         -       -         -        -    1,095,285    1,095   195,321   6,869,149   (47,480)  (1,304,686)

Issued for subscriptions          -       -         -        -       30,457       30  (184,071)    184,041        -            -
Conversion of common to
   preferred                   3,371     337    53,903    5,390    (571,917)    (572)       -       (5,153)       -            -
Repurchased for cash              -       -         -        -       (8,786)      (9)       -      (80,123)       -            -
Issued for services               -       -         -        -          429        1        -        4,496        -            -
Other                             -       -         -        -        1,024        1        -        9,787        -            -
Change in marketable securi-
  ties valuation allowance        -       -         -        -           -        -         -           -       (738)          -
Net income for the year           -       -         -        -           -        -         -           -         -       351,195
                               -----  ------    ------  -------   ---------   ------  --------  ----------  --------  -----------
Balances at Dec. 31, 1996      3,371     337    53,903    5,390     546,492      546    11,250   6,982,197   (48,218)    (953,491)

Repurchased for cash              -       -         -        -      (14,871)     (15)       -     (126,476)       -            -
Issued under Dividend
  Reinvestment & Stock
  Purchase Plan                   -       -         -        -       25,843       25        -      303,060        -            -
Issued for property               -       -         -        -        3,398        3        -       30,103        -            -
Issued for directors' fees        -       -         -        -          286        1        -        2,533        -            -
Issued as promotional effort      -       -         -        -          491        1        -        4,502        -            -
Issued for subscriptions          -       -         -        -        2,571        3   (11,250)     11,247        -            -
Issued as  stock dividends
  on Preferred stock              -       -         -        -       16,188       16        -      143,405        -      (143,421)
Preferred stock dividends         -       -         -        -           -        -         -           -         -       (41,193)
Change in marketable securi-
  ties valuation allowance        -       -         -        -           -        -         -           -     16,781           -
Net income for the year           -       -         -        -           -        -         -           -         -       438,784
                               -----  ------    ------  -------   ---------  -------  --------  ----------  --------  -----------
Balances at Dec. 31, 1997      3,371  $  337    53,903  $ 5,390     580,398   $  580        -   $7,350,571  $(31,437)  $ (699,321)
                               =====  ======    ======  =======   =========   ======  ========  ==========  ========   ==========

See accompanying notes to consolidated financial statements.

                        GOLDEN TRIANGLE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase/(Decrease) in Cash and Cash Equivalents

                                                  Year Ended December 31
                                               1997      1996        1995
                                                       RESTATED    RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                              $  438,784   $ 351,195  $  683,169
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation, depletion and
   amortization                              422,898     456,625     325,126
   (Gain)/loss on sales of assets            (22,545)    304,080     (79,846)
   Directors' fees in stock                    2,534       4,501          -
   Equity in income of investees                  -           -       12,076
   Deferred income taxes                     187,000     183,000     391,000
  (Increase)/decrease in:
   Accounts receivable                      (198,930)    124,870    (205,951)
   Inventories                                   373          -       13,422
   Prepaid expenses and other                (42,647)     11,150          -
   Restricted cash                           100,954    (100,374)      4,576
  Increase/(decrease) in:
   Trade accounts payable                     29,921     (54,429)     74,360
   Accrued expenses                          (50,241)     24,404      22,309
   Amounts due to related parties                 -       (2,666)   (109,994)
                                           ---------   ---------   ---------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES                               868,101   1,302,356   1,130,247
                                           ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment      (1,644,154) (1,073,131) (1,294,895)
  Purchase of inventory on Altair Ranch     (200,000)         -           -
  Purchase of marketable securities          (56,971)    (54,347)         -
  Loan payments received                      87,389       5,596         223
  Cash from purchase of Jim Wells                 -           -          658
  Investment in affiliates                        -       (6,250)     (5,000)
  Proceeds from sale of securities            62,753          -           -
  Proceeds from sale of assets               467,534     136,277      40,850
                                           ---------   ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES     (1,283,449)   (991,855) (1,258,164)
                                           ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from:
  Issuing common stock                       303,085          -           -
  Other                                           -           -       15,000
 Purchase of outstanding shares             (121,989)    (70,343)    (48,780)
 Dividends on preferred shares               (41,193)         -           -
 Advances from/(to) related parties         (101,428)    441,000     181,000
 Repayments from/(to) related parties         98,000    (443,970)   (181,000)
 Proceeds from notes payable                 176,000          -       24,922
 Repayment of notes payable                 (100,000)    (24,922)    (13,205)
                                           ---------   ---------   ---------
NET CASH PROVIDED/(USED) BY
 FINANCING ACTIVITIES                        212,475     (98,235)    (22,063)
                                           ---------   ---------   ---------

NET INCREASE/(DECREASE) IN CASH             (202,873)    212,266    (149,980)
CASH - BEGINNING OF YEAR                     298,521      86,255     236,235
                                           ---------   ---------   ---------
  CASH - END OF YEAR                       $  95,648   $ 298,521   $  86,255
                                           =========   =========   =========

Supplemental Disclosures - Non-Cash
   Investing and Financing

Cash payments for:
   Interest                                $     518   $  40,755   $  14,598
   Income taxes (US, Australian,
        and state)                            92,229      91,857      50,140
Stock issued to related party for
  50% interest in Zapata office facility      30,106          -           -
Exchange of account receivable for note           -      275,223          -
Services and materials exchanged for
  investment                                      -       14,941          -
Stock to be issued for:
   Property and equipment                         -           -      175,321
   Acquisition of subsidiary                      -           -       20,000
Services provided as proceeds on
   sale of Amando facility                   269,000          -           -
Dividends paid with common stock             143,421          -           -

See accompanying notes to consolidated financial statements.

                    GOLDEN TRIANGLE INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997, 1996 and 1995

GENERAL INFORMATION

Golden Triangle Industries, Inc. and its subsidiaries are engaged in the businesses of disposing of oil field salt water and ownership of passive (primarily royalty) interests in oil and gas production. The principal business is salt water disposal. Salt water is produced along with oil and gas and is required to be re-injected back into underground formations or otherwise disposed of as a regulated waste product. The Company had six disposal facilities in operation at the end of 1997. The disposal business is generally located in an area south of Laredo, Texas. During 1997, the Company acquired land near Houston, Texas and is developing additional business opportunities associated with that property.

The passive oil and gas interests consist of U.S. and Australian properties. Australia provided approximately 82% of gross oil and gas revenues during 1997. The bulk of the oil and gas asset base is located in Australia.


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

    Principles of Consolidation.   The consolidated financial statements
include the accounts of Golden Triangle Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's subsidiaries at December 31, 1997 are Golden Triangle Coal & Mining, Inc., Golden Triangle Oil & Minerals, Inc. of Australia, Houston Oil & Energy, Inc., OCR Investments, Inc. (OCR), Transcon Energy Corporation (Transcon), Jim Wells Salt Water Disposal, Inc. (Jim Wells), County Line Salt Water Disposal Inc., and Apache Ranch, Inc. (wholly owned by Transcon). Golden Triangle Coal & Mining, Inc. and Golden Triangle Oil & Minerals, Inc. of Australia are inactive. For purposes of these notes, these entities are collectively referred to as "the Company" or "GTII".

    Investment in Affiliates.   Investments in affiliates in which the
Company has an ownership interest of 20% to 50%, or otherwise exercises significant influence, are carried at cost, adjusted for the Company's proportionate share of the subsidiary's undistributed earnings and losses. Oil Seeps, Inc. (20%) was the only investment of this type at December 31,
1996.   There were no investments in subsidiaries in which the Company owned an equity interest between 20% and 50% at December 31, 1997.

Investments in which the Company owns an equity interest of less than 20% are normally carried at cost. The Company's 12.5% investment in Southwest Tire Processors, Inc. (SWTP) is carried at a zero basis at December 31, 1997 and 1996 because the fair value for the investment is not believed to be reasonably determinable.

    Investment Securities. Securities are classified as available for sale or trading. Available for sale and trading securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in shareholders' equity or income, respectively. Realized securities gains or losses are reported in the Consolidated Statement of Income. The cost of securities sold is based on the specific identification method.

    Inventories. Inventories are stated at the lower of cost determined on a first in/first out (FIFO) basis or market. The Company's inventory at December 31, 1997 consisted of stockpiled sand and gravel and a small inventory of reclaimed oil in tanks at the reclamation plant. These products are both considered to be raw materials and are carried at cost.

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

Depletion and amortization of working interests in each cost center is computed on a composite unit-of-production method based on estimated proved reserves attributable to the respective cost center. Depletion of royalty interests and overriding royalty interests is calculated as 22% of gross revenue. All costs associated with oil and gas properties are currently included in the base for computation and amortization. Such costs include all acquisition, exploration and development costs.

Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Useful lives are 10 years for tanks and ramps, 7 years for equipment, and 5 years for electronic equipment. Depreciation totaled $320,834 and $291,347 for 1997 and 1996, respectively.

Gains or losses on sales of property and equipment other than oil and gas properties are recognized as part of operations. Expenditures for renewals and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

    Intangible Assets and Amortization. Intangible assets consist of disposal well leasehold, goodwill, and water rights. Goodwill and water rights are being amortized on a 10 year straight line basis. Well leasehold is being amortized on a 15 year straight line basis. The amortization expense for these items is included with depreciation and depletion for presentation purposes.

    Income Taxes. The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes" which requires the use of the "liability method." Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company files a consolidated Federal income tax return. Currently Texas does not accept consolidated reporting and the Company has elected to file separate returns in New Mexico only for the entities required to file there. As such, each entity may incur state tax liabilities based on its separate income or capital structure. Investment tax credits are accounted for by the flow-through method under which benefits are recognized in the year taxes are actually reduced. Foreign income taxes are deducted as an expense when incurred.

    Earnings Per Share. Through December 31, 1996, the Company followed the provisions of Accounting Principles Board Opinion (APB) No. 15, "Earnings Per Share." Effective for the year ended December 31, 1997, the Company implemented SFAS No. 128, "Earnings Per Share". SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Earnings per share in prior periods have been restated for the adoption of SFAS 128 and the restatement of the financial statements as discussed in Note 2.

For the year ended December 31, 1997, 33,311 dilutive common share equivalents were not included in the computation of diluted income per share because their effect was determined to be anti-dilutive.

    Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

    Cash Balances. The Company maintains multiple bank accounts at several banks through the various consolidated entities. Funds deposited at the banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 for each unique combination of entity and bank. Cash balances exceeded federally insured limits occasionally throughout the year.

    Restricted Cash. During 1996, the Company provided collateral in the form of a Certificate of Deposit in order for Southwest Tire Processors, Inc. to obtain bonding for a significant tire shredding contract. Accordingly, these funds were unavailable for operations until bonding requirements expired in 1997.

    Financial Instruments. Unless otherwise specified, the Company believes the book value of the financial instruments approximates their fair value.

    Environmental Issues. The Company's salt water disposal business is in a regulated environmental industry and is operated under permits from the Texas Railroad Commission and the Texas Natural Resource Conservation Commission. Failure to comply with regulations could result in interruption or termination of the operations. There are minor clean-up requirements in the normal course of operations which are expensed as incurred. Additionally, upon cessation of use, the disposal wells will require plugging and site cleanup. Costs of voluntary termination and remediation have been estimated to not be material and are expected to be recorded as incurred. There were no clean-up costs accruals necessary at December 31, 1997.

    Long-term Assets. The Company applies SFAS No. 121, "Accounting for Impairment of Long-Lived Assets". Under SFAS 121, long lived assets and certain intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts.

    Recent Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a Company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS 132 is effective for years beginning after December 15, 1997, and requires comparative information for earlier years to be restated, unless such information is not readily available. The Company has no pensions or postretirement benefit plans in place at this time. There is no impact on the Company's financial statements related to the issuance of this statement.

    Advertising Costs.  All advertising costs are expensed as incurred.

    Stock Transfer Fees. During 1993, the Company elected to be its own stock transfer agent. During 1996, the Company hired an outside transfer agent to administer its Dividend Reinvestment and Stock Purchase Plan (discussed at Note 12). During 1997, the Company assumed the responsibility of being its own transfer agent again. Fees earned while the Company serves as its own transfer agent are shown as other income. Fees earned otherwise have been offset against direct costs.

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

    Reclassifications. Certain items included in prior years financial statements have been reclassified to conform to current year presentation.


NOTE 2:   RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company has determined that the carrying value of its US oil and gas royalty properties exceeded their net realizable value. It was also determined that this fact had not changed significantly during the years ended December 31, 1997, 1996, and 1995. In order to correct the financial statements to reflect this fact, the carrying value of these properties was written down by $418,895 at December 31, 1994. This write-down was treated as a prior period adjustment and was recorded as a reduction of the asset balance, a $142,424 increase in deferred income tax assets, and a reduction of retained earnings of $276,471.  The effect of the write-down included an
adjustment of the Company's deferred income tax calculations.   The net effect
of the adjustment has resulted in restatement of each period as appropriate. The write-down resulted in an income tax deduction in 1997 of $418,985, or an income tax reduction of approximately $142,000 for income tax purposes.

During 1995, the Company purchased a tire shredding machine and leased it to Southwest Tire Processors (SWTP), a tire disposal Company in New Mexico. In October 1996, the equipment was transferred to SWTP in exchange for a 12.5% equity interest in SWTP. This transaction was recorded as an exchange with the investment in SWTP being recorded at the book value of the equipment given up. At that time, it was believed that SWTP's significant contracts to dispose of tires for various governmental entities which had expired during 1996 would be renewed. Further, it was believed that the value of the Company's interest in SWTP was at least the $391,739 recorded. During 1996, these contracts were renewed at levels much lower than had been previously anticipated and SWTP has not been able to meet agreed upon payment schedule on indebtedness to the Company related to the original equipment lease. As a result of these factors, the Company has concluded that the value of its investment in SWTP was impaired at December 31, 1996. In accordance with this conclusion, the recorded amount has been written down to zero and the previously issued financial statements for the year ended December 31, 1996 have been restated to report this adjustment and the resulting impact on earnings and deferred income taxes. Income tax effects of this adjustment will not be realized until the interest in SWTP has been shown to be totally worthless or the Company has disposed of its interest. This 1996 adjustment totaled $391,739 less its related deferred tax benefit of approximately $133,200 yielded a net income reduction of $258,539.


NOTE 3:   ACQUISITION OF SUBSIDIARIES AND EQUITY METHOD INVESTEES

Oil Seeps, Inc. obtained a new authorization to prospect in Queensland, Australia during 1995. The Company invested $5,000 for a 20% ownership interest in this venture when it was applying for the prospect. During 1996, the Company contributed $6,250 for its share of costs required to retain the prospect. During 1997, the Company sold its investment in Oil Seeps, Inc. for $22,481 but retained a 1% ORRI in underlying prospect, ATP 615.

During 1996, the Company acquired County Line SWD, Inc., a shell corporation with existing salt water disposal permits in Texas, from officers of the Company for $1. Certain disposal facilities were then transferred to this entity as part of a restructuring of consolidated assets.

The Company had no acquisitions during the year ended December 31, 1997.


NOTE 4:   ACCOUNTS AND NOTES RECEIVABLE

At December 31, 1997 and 1996, the Company has accrued receivables for oil and gas production and receivables for salt water disposal and other services as presented below. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production. Collection of accrued domestic production generally occurs during the month following production. The cost basis of the following receivables are believed to approximate their fair values.

                                               1997          1996
   Salt water disposal                       $514,718      $417,655
   Domestic oil and gas production              4,369         6,735
   Australian oil production                   35,391        23,060
   Oil reclamation sales                       25,432            -
   Leasing                                    161,470            -
                                             --------     ---------
     Totals                                  $741,380     $ 447,450
                                             ========     =========

The salt water disposal and oil field services businesses include two customers that accounted for more that 10% of sales during 1997 and receivables at December 31. These customers are TransTexas Gas and Med Loz Trucking. TransTexas' receivable balances were approximately 39% and 74%, while Med Loz's balances represented approximately 8% and 3% of accounts receivable balances at December 31, 1997 and 1996. No allowances for bad debts have been established because the Company has not experienced any significant inability to collect its receivables.

The sale of two 40 acre tracts of the ranch land in 1995 and one 80 acre tract in 1996 resulted in notes receivable secured by warranty deeds to the tracts. The Company foreclosed on the note for one of the 40 acre tracts during 1997. The remaining 1995 note bears interest at 10% per annum, is payable in monthly installments of $500 including interest, and is due to pay off in July 2009. The 1996 note bears interest at 8.6% per annum, requires quarterly installments of approximately $2,000 including interest, and is due to pay off in July 2017. These land note balances total $113,149 and $159,134 at December 31, 1997 and 1996, respectively.

In October 1996, the Company converted an account receivable from SWTP for unpaid rent on the tire shredder to a note. This note bears interest at 1% per month and calls for monthly payments of $3,000 plus interest. This note is secured by a lien against the tire shredder. SWTP has not made all of the payments required under this note during 1997. The Company has agreed to a reduction in the monthly payment and has, essentially, removed the due date for the maturity of the note.


NOTE 5:   INVESTMENTS AND OTHER INVESTMENTS

The following table illustrates the current values, costs and unrealized gains and losses for the securities held. Note 3 includes a discussion of investments in subsidiaries.

                           December 31, 1997           December 31, 1996
                              Market  Unrealized           Market  Unrealized
                      Cost    Value      Loss      Cost    Value      Loss
Marketable equity
  securities held
  for sale         $131,212  $83,579  $(47,633)  $108,169  $43,756  $(64,413)

The following is information regarding trading activity in securities. Cost is determined by actual cost on a first-in first-out basis.

                                   Proceeds         Gains
                                  from Sales     and (Losses)
             1997                 $   26,426      $   5,957
             1996                        299            (40)
             1995                        505           (199)


In addition to equity securities, the Company traded a limited number of futures contracts during the last quarter of 1996 and the first quarter of 1997. Net earnings totaled $7,927 and $7,338 during 1997 and 1996. At December 31, 1996, $22,538 was invested in such contracts. The Company did not hold any commodity investments at December 31, 1997. Other Investments consisted of a 20% ownership in Oil Seeps, Inc., a 12.5% interest in SWTP., and a 7% interest in Signature Motorcars, Inc. at December 31, 1996. There is no amount for Other investments at December 31, 1997, due to the reclassification of Signature Motor Cars, the sale of the Oil Seeps investment, and the write-down of the value of SWTP discussed at Note 2.


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

Royalty costs are amortized using the percentage method of depletion under which depletion has been recorded at 22% of gross revenue. Since the costs described above, as well as some U.S. properties, have not been developed, they are being amortized only to the extent producing properties have been depleted below cost. These costs excluded from amortization totaled $414,628 and $408,643 at December 31, 1997 and 1996.


NOTE 7:   AMORTIZATION OF OIL AND GAS PROPERTIES

The following presents the amortization (depletion) charged against income on a per unit basis. Working interests were amortized based on equivalent barrels of oil produced while royalty depletion, as discussed above, is calculated as a percentage of gross revenue.

                                             1997       1996      1995
United States
  Working interests ($/bbl.)                $15.53    $ 6.89    $ 8.04
  Royalty interests ($/$ revenue)              .22       .22       .22
Australian royalties ($/$ revenue)             .22       .22       .22


NOTE 8:   INCOME TAXES


The provisions for income taxes expense are as follows:

                                      1997      1996       1995
              Current
                Australian          $ 70,896  $ 41,022   $ 20,200
                Federal               31,270    14,856     14,080
                State                 10,948    42,446     30,580
                                    --------  --------   --------
                                     113,114    98,324     64,860

              Deferred
                Federal              172,000   168,000    360,000
                State                 15,000    15,000     31,000
                                    --------  --------   --------
                                     187,000   183,000    391,000
                                    --------  --------   --------
                                    $300,114  $281,324   $455,860
                                    ========  ========   ========

The tax effects of temporary differences that give rise to deferred tax liabilities and deferred tax assets are as follows:

                                      1997                     1996
                               Assets   Liabilities    Assets    Liabilities
Depreciation, depletion
 and amortization             $ 47,000    $    -     $237,000     $     -
Unrealized gains and
 losses on marketable
 securities                     16,000         -       22,000           -
Equity investments             120,000         -      110,000           -
Installment sale
 receivable                         -     (17,000)         -       (29,000)
Other                           34,000         -       53,000           -
                              --------   --------    --------     --------
   Totals                     $217,000   $(17,000)   $422,000     $(29,000)
                              ========   ========    ========     ========

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

                                                1997       1996     1995
  Federal income taxes computed at
    statutory rate                           $251,226   $215,057  $387,270
  Foreign taxes, net of federal benefit        46,791     27,075    13,332
  State taxes, net of federal benefit           7,226     28,014    20,183
  Other                                        (5,125)    11,178    35,075
                                             --------   --------  --------
    Taxes on income                          $300,114   $281,324  $455,860
                                             ========   ========  ========


NOTE 9:   LEASES

Lease cost for the Company's offices totaled $12,343, $14,400 and $16,150 for 1997, 1996 and 1995. These lease arrangements, essentially all with related parties, do not require minimum lease payments or have fixed terms. Most of these costs were paid to related parties. The Company also leased a vehicle from a related party for $6,478 and $7,819 during 1997 and 1996.

There are two noncancellable leases which exist for salt water disposal facilities. These have required payments of $24,000 in 1998 and $12,000 in 1999. Each of these leases has options for additional terms, which if exercised would expand the amounts reportable as noncancellable commitments.


NOTE 10:   PROPERTY AND EQUIPMENT ADDITIONS AND DISPOSITIONS

During 1996, the significant property and equipment additions consisted of the acquisition of the Amando disposal facility in May at $750,000, construction of a fresh water sales plant, and significant repairs and disposal well maintenance activities. In June 1997, the Amando facility was exchanged for cash and improvements to the Altair Ranch property discussed below.

During 1996, the Company transferred its tire shredder to SWTP in exchange for a 12.5% equity interest, as discussed at Note 2.

During June 1997, the Company purchased the Altair Ranch, which consists of 2,738 acres of land near Houston, Texas. This land contained an existing inventory of sand and gravel, some buildings, and other facilities. As part of the agreement to sell the Amando facility, the purchaser agreed to make significant repairs to the buildings on the Altair among other services. This entity also entered into an arrangement to lease certain acreage and other assets on the Altair. This land had a purchase price of $1,096,100. Improvements made to the property in conjunction with the Amando agreement totaled $174,000. In addition to existing facilities on this property, the Company has established an oil reclamation plant and has acquired various pieces of heavy equipment (based at the Altair) which it leases for work in the oil field.

The Company has granted 5% of the assets included in the Altair Ranch purchase to individuals in return for services provided in connection with the purchase. These interests are convertible into cash upon demand by the individuals for established amounts totaling $43,900.


NOTE 11:   TRANSACTIONS WITH RELATED PARTIES

During 1994, the Company loaned $65,000 to officers and directors. At present, only limited payments have been made on this loan. However, management believes this loan is valid and collectible.

Due to the significant demands for cash required to purchase the Amando facility, officers and directors of the Company made short-term loans to the Company totaling $441,000 during 1996. These loans were repaid, with interest, before the end of the year of borrowing.

During 1995, the Company transferred certain small volume working and royalty interests to a related party in exchange for a reduction in future compensation of $21,600. This receivable is being amortized to contract services as the services are rendered. The Company retained an option to repurchase any of these interests within a three year period should it desire to do so.

The Company leases its office facilities from its president and leased a vehicle from another related party as discussed at Note 9.

During 1997, the Company loaned $98,000 to officers and directors of the Company to finance their purchase of shares of Class B Preferred stock from two stockholders of the Company. These loans carried interest rates of 2% per month and were repaid, with interest, during the year.

During 1997, the Company had revenues from oil field services performed for an affiliated entity, J Moss Investments, Inc. of $82,344 and sold it a bulldozer for $34,140. The Company also paid this entity to dispose of certain hazardous materials which had accumulated at disposal sites a total cost of $40,010. The Company's President owns 40% of J Moss and the remainder is owned by individuals who were previously significant stockholders and directors of the Company. It does not compete directly with any of the Company's operations.


NOTE 12:   STOCK TRANSACTIONS

During 1997, stockholders authorized a 1 share for 3.5 shares reverse stock split. All references to common stock and per share amounts in the accompanying financial statements have been retroactively restated to reflect the effect of the reverse split.

In August, 1996, the Company made an offer to exchange preferred shares for common shares on a one for ten basis. The preferred shares offered consisted of Class A preferred and Class B preferred. Common shares totaling 2,001,710 were exchanged for 11,586 Class A shares and 188,585 Class B shares. (These share amounts have not been adjusted for the effect of the 1 for 3.5 reverse split in 1997.)

Both classes of preferred stock retain the same number of voting rights as the number of common shares given up (10 votes per preferred share). The Class A shares are entitled to a $.30 per share cash dividend to be paid on an annual basis. They are also convertible back into common shares after the earlier of 38 months or the Company's gross revenues being in excess of $5 million. The Class B shares are entitled to a $.20 per share cash dividend to be paid on an annual basis. In addition, a 30% common stock dividend (i.e. 3 common shares per 10 shares of Class B preferred) is to be paid in the first year after issuance and 40% in the second year. After the second year, the stock dividend will increase or remain flat based on the increase in gross revenues of the Company using 1995 as the base year. Class B shares are not convertible back to common shares. Dividends on both classes of preferred stock are non-cumulative.

During June 1996, the Company adopted a Dividend Reinvestment and Stock Purchase Plan. Under this plan existing stockholders are given the opportunity to use dividends or cash payments to purchase the Company's stock through the transfer agent. The minimum investment is $25 per month and the maximum investment is $5,000 per month. The Company filed a registration statement for 1,000,000 shares and has the option of issuing new shares or acquiring shares in the open market to fill purchases under the plan. The Company did not issue any new shares during 1996. In 1997, the Company issued 25,843 shares for total proceeds of $303,085. At December 31, 1997 and 1996, 958,232 and 1,000,000 shares of common stock were reserved for potential issuance under this plan.

In December 1997, the Company acquired 50% of a house in Zapata, Texas from a former director of the Company. This house functions as the business office in Zapata. This was acquired for 3,398 shares of stock. The other 50% of the house belongs to the Company's President.

During 1997, the Company issued stock dividends of 16,188 shares of common stock to holders of Preferred B shares.

The Company has retired its treasury stock as a result of a change in the Colorado Business Corporation Act.


NOTE 13:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended December 31, 1997, 1996, and 1995.

                                         1997         1996         1995
Numerator:
   Net income                         $438,784      $351,195      $683,169
   Less preferred stock dividends     (184,614)           - (2)         - (2)
                                      --------      --------      --------
   Numerator for basic EPS             254,170       351,195       683,169

   Effect of dilutive sec.
     preferred stock dividends              - (1)         -             -
                                      --------      --------      --------
   Numerator for diluted EPS          $254,170      $351,195      $683,169
                                      ========      ========      ========

Denominator:
   Basic weighted average shares
      outstanding                      552,896       779,694     1,107,788
   Convertible preferred shares             - (1)     13,796            -
                                      --------      --------     ---------
   Denominator for diluted EPS         552,896       793,490     1,107,788
                                      ========      ========     =========

Basic EPS                                $0.46         $0.45         $0.62
Diluted EPS                              $0.46         $0.44         $0.62

    (1) The equivalent common shares of convertible preferred stock of 33,311 were not included in the computation of the denominator for diluted earnings per share due to their being found to be anti-dilutive. (2) No dividends were paid in these periods.


NOTE 14:   SHORT-TERM BORROWINGS

Short-term borrowings had the following outstanding balances at December 31:

                                                        1997       1996
Bank line of credit, interest payable monthly
at the Bank of New Mexico, Chase Manhattan prime
plus 2%, currently 10.5%, secured by accounts
receivable.  Maturity is December 25, 1998.
Maximum amount $250,000                              $ 76,000   $     -

Bank line of credit, interest payable monthly
at the Bank of America, bank prime plus 2%,
currently 10.5%, secured by accounts
receivable.  Maturity is December 1, 1998.
Maximum amount $25,000                                     -          -

During May and June 1997, the Company borrowed and repaid $100,000 under the Bank of New Mexico line of credit. The balance at December 31, 1997 was repaid on January 9, 1998.


NOTE 15:   SEGMENT AND INTERNATIONAL INFORMATION

Business Segments:

The information regarding the Company's operations in the oil an gas industry segment are presented in the Supplementary Data - Reserves of Oil and Gas.


                                          1997        1996        1995
Revenues:
   Oil field services                  $1,844,332  $2,239,670  $1,789,864
   Other operations                       186,243     249,781     595,475

Operating profit:
   Oil field services                  $  381,482  $  635,831  $  422,152
   Other operations                       144,869     197,368     551,327

Identifiable assets:
   Oil field services                  $4,269,740  $3,752,908  $3,119,508
   Other operations                       841,558     626,404   1,020,754

Additions to property:
   Oil field services                  $1,270,504  $1,053,550  $  977,828
   Other operations                       316,108          -      488,300

Depreciation and amortization:
   Oil field services                  $  275,813  $  280,969  $  187,612
   Other operations                        41,374      52,413      44,148


International:

The Company operates principally in the United States and Australia. The following is a summary of information by area for 1997, 1996 and 1995.

                                           1997        1996        1995
Revenues:
   United States                       $2,115,215  $2,270,230  $2,545,159
   Australia                              366,500     219,065     131,045
                                       ----------  ----------  ----------
       Totals                          $2,481,715  $2,489,295  $2,676,204
                                       ==========  ==========  ==========

Operating profit:
   United States                       $  569,155  $  578,074  $1,108,525
   Australia                               99,201      76,179      34,460
                                       ----------  ----------  ----------
                                          668,356     654,263   1,142,985

Other income and expense                   70,542     (21,734)     (3,956)
                                       ----------  ----------  ----------
Income before income taxes             $  738,898  $  632,519  $1,139,029
                                       ==========  ==========  ==========

Identifiable assets:
   United States                       $5,603,047  $4,908,184  $4,674,603
   Australia                            1,168,805   1,204,879   1,253,073
   Canada                                  25,000          -           -
                                       ----------  ----------  ----------
                                       $6,796,852  $6,113,063  $5,927,676
                                       ==========  ==========  ==========


NOTE 16:  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                   1st         2nd         3rd        4th
Year ended December 31, 1997:
   Net sales                    $762,913   $728,649   $ 480,470    $509,683
   Gross profit                  493,916    479,543     252,740     291,412
   Income from operations        302,626    210,960     100,505      54,265

   Net income                   $152,679   $215,612   $  33,666    $ 36,827
   Preferred dividends                -          -     (184,614)         -
                                --------   --------   ---------    --------
   Net income available to
     common stockholders        $152,679   $215,612   $(150,948)   $ 36,827
                                ========   ========   =========    ========

   Basic and diluted EPS        $   0.27   $   0.39    $  (0.26)   $   0.06

Year ended December 31, 1996:                                     (Restated)
   Net sales                    $591,490   $775,964    $750,305    $371,536
   Gross profit                  368,643    497,947     578,982      13,670
   Income from operations        162,427    280,246     297,214     (85,634)
   Net income                    131,016    124,102     187,655     (91,578)

   Basic EPS                    $   0.03   $   0.14    $   0.33    $  (0.05)
   Diluted EPS                      0.03       0.14        0.32       (0.05)

    (1) The fourth quarter for the year ended December 31, 1996 was negatively impacted by the restatement of the SWTP investment.

    (2) The third quarter of 1997 includes the effect of preferred stock dividends granted during that period.


NOTE 17:  CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMER

As shown in Note 4, the Company operates with significant accounts receivable balances. Approximately 41% of the receivables for disposal/services and rentals are due from a single customer. This customer has historically paid bills from two to six months after incurrence. This customer represents approximately 57% of salt water disposal, oil field services, and rental revenues during 1997. Another customer is responsible for approximately 14% of the Company's salt water disposal business and 8% of its year end receivable balances. It follows that the Company's results of operations are significantly reliant on these customers' continued ability to operate. A mitigating factor is that salt water produced from oil and gas wells is required to be disposed of under existing regulations and only a limited number of disposal facilities exist in the Company's primary operating area.

Saltwater disposal services are primarily located in the Laredo/Zapata, Texas area, which is a significant gas producing area. However, reductions in gas prices could significantly reduce the level of activity for both production levels and drilling services revenues.


NOTE 18:   SUBSEQUENT EVENTS

During March 1998, the Company filed a registration statement on Form S-3 to register 200,000 shares of common stock pursuant to warrants to be issued to existing stockholders of the Company.

    -------------------------------------------------------------

               SUPPLEMENTARY DATA - RESERVES OF OIL AND GAS
                     December 31, 1997, 1996 and 1995

Reserves of oil and gas - Royalty and Working Interests (unaudited)

The Company's domestic working interest properties are not material to the Company's assets nor to its revenues. Domestic working interests generated approximately 5% of the Company's total oil and gas revenues and represent only an insignificant portion of the Company's capitalized oil and gas properties. Since these properties and their revenues are not material, Management has concluded that the Company would incur unreasonable cost and effort in order to obtain reserve analysis as is required by accounting disclosure rules for material oil and gas working interests. As a result of this conclusion, some of the information normally presented for oil and gas working interests by oil and gas producing entities has been omitted. Instead, information has been presented which treats the Company's working interest like royalties and ORRIs and they are included in the table below. No information is presented for Australian working interests because the Company's Australian working interests are non-producing. The Company is not the operator on any of the oil and gas properties which it owns interests under.

The quantities of proved reserves of oil and gas relating to royalty and working interests are not presented because the necessary information is not available to the Company or the Company's interests are not large enough to economically obtain this information. The Company's share of oil and gas produced from these interests is presented in the following schedule:

                         Working Interests        Royalties and ORRIs
                                              United States     Australia
                             Oil    Gas       Oil     Gas       Oil     Gas
                           (bbls.) (mcf)     (bbls.)  (mcf)   (bbls.)  (mcf)
For the year ended:
    December 31, 1997        566   2,158      2,571  12,616   17,485     -
    December 31, 1996        535   4,157      3,217   9,059   10,255     -
    December 31, 1995        132      -       3,056   8,670    6,855     -

              Results of Operations for Producing Activities
                      for the Year Ended December 31

                           1997               1996              1995
                      United             United             United
                      States  Australia  States  Australia  States  Australia

Sales of oil & gas   $81,859  $366,500   $92,156  $219,065  $79,775  $131,045

Production costs
 (including taxes)    13,185   142,112    10,855    94,692   10,238    67,755
Acquisition &
 exploration costs     5,985    44,557    19,581        -        -         -
Depletion             25,108    80,630    25,049    48,194   15,336    28,030
                     -------  --------   -------  --------  -------  --------
  Total costs         44,278   267,299    55,485   142,886   25,574    95,785
                     -------  --------   -------  --------  -------  --------
Results of oper-
 ations from pro-
 ducing activities
 (excluding cor-
 porate overhead     $37,581  $ 99,201   $36,671  $ 76,179  $54,201  $ 35,260
                     =======  ========   =======  ========  =======  ========

In addition to the acquisition & exploration costs presented above, the Company spent $25,000 purchasing interests in two Canadian producing properties. However, no revenues had been received by year end and no information was available to estimate the production.

      Capitalized Costs Relating to Oil and Gas Producing Activities

                                                December 31, 1997
                                              United
                                  Canada      States    Australia    Total
Unproved properties (not
 being amortized)               $     -    $  51,424  $  363,204  $  414,628

Proved properties (being
amortized)
 Evaluated proved properties          -      250,057          -      250,057
 Unevaluated proved properties    25,000     528,053   1,214,492   1,767,545
                                --------   ---------  ----------  ----------
   Total proven properties        25,000     778,110   1,214,492   2,017,602
                                --------   ---------  ----------  ----------
Total Capitalized Costs           25,000     829,534   1,577,696   2,432,230
Accumulated Depletion                 -     (337,785)   (408,891)   (746,676)
                                --------   ---------  ----------  ----------
    Net Capitalized Costs       $ 25,000   $ 491,749  $1,168,805  $1,685,554
                                ========   =========  ==========  ==========

                                                  December 31, 1996
                                              United
                                              States   Australia     Total
Unproved properties (not being amortized)  $  45,439  $  363,204  $  408,643

Proved properties (being amortized
  Evaluated proved properties                268,057         -       268,057
  Unevaluated proved properties              528,053   1,169,935   1,697,988
                                           ---------  ----------  ----------
   Total proven properties                   796,110   1,169,935   1,966,045
                                           ---------  ----------  ----------
Total Capitalized Costs                      841,549   1,533,139   2,374,688
Accumulated depletion                       (312,677)   (328,260)   (640,937)
                                           ---------  ----------  ----------
    Net Capitalized Costs                  $ 528,872  $1,204,879  $1,733,751
                                           =========  ==========  ==========

                                                     December 31, 1995
                                             United
                                             States    Australia     Total
Unproved properties (not being amortized)  $  41,903  $  363,204  $  405,107

Proved properties (being amortized)
  Evaluated proved properties                268,057          -      268,057
  Unevaluated proved properties              512,009   1,169,935   1,681,944
                                           ---------  ----------  ----------
   Total proven properties                   780,066   1,169,935   1,950,001
                                           ---------  ----------  ----------
Total Capitalized Costs                      821,969   1,533,139   2,355,108
Accumulated Depletion                       (287,628)   (280,066)   (567,694)
                                           ---------  ----------  ----------
   Net Capitalized Costs                   $ 533,341  $1,253,073  $1,787,414
                                           =========  ==========  ==========

Costs Incurred in Oil and Gas Property Acquisition, Exploration and
Development

                          1997                 1996                1995
                   United               United              United
                   States    Australia  States  Australia   States  Australia

Property acqui-
 sition costs
  Proved         $     -     $     -   $16,045   $     -    $    -   $     -
  Unproved          5,985      44,557    3,536         -      3,767        -
Sales of
  properties      (18,000)         -        -          -         -         -
Exploration
 costs                 -           -        -          -         -         -
Development
 costs                 -           -        -          -         -         -
                 --------    --------  -------   --------   -------  -------
                 $(12,015)   $ 44,557  $19,581   $     -    $ 3,767  $     -
                 ========    ========  =======   ========   =======  =======

In addition to the 1997 acquisition costs presented above, the Company spent $25,000 purchasing interests in two proved properties in Canada. Property acquisition costs are negative in 1997 due to the sale of one lease. The sales price is reported as a reduction in the cost pool in accordance with full cost accounting rules described at Note 2 to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Board of Directors of the Company (the "Board") presently consists of six members. Each director is elected at the annual meeting of shareholders to hold office until the next annual meeting of shareholders and until his/her successor has been elected and qualified. Currently serving as directors are: Kenneth Owens, Howard Siegel, Karen Lee, John Vuksich, Richard Levine, and Glenn Gagnon. David Polston, Betty Polston and Ivan Webb resigned as directors during 1997. The following table sets forth information concerning the persons currently serving as directors of the Company.

                                                        Date First
                                   Position With         Elected
          Name             Age     the Company         as Director
    Kenneth Owens          60    Chairman of the           1994
                                 Board and President

    Howard B. Siegel       55    Director                  1980
    Karen Lee              38    Director                  1989
    John M. Vuksich        46    Director                  1995
    Richard A. Levine      50    Director                  1997
    Glenn Gagnon           33    Director                  1997

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

                                                           Date First
                                   Position With             Elected
           Name              Age    the Company            as Officer
    Kenneth Owens            60   Chairman of the             1994
                                  Board and President
    Robert Early             42   Chief Financial             1997
                                  Officer
    Shawna Owens             25   Secretary/Treasurer         1995

Family relationships between the Company's officers and directors include:
Kenneth Owens and Shawna Owens are father and daughter.

Kenneth Owens, Chairman of the Board and President, has expertise in various areas of business. Beginning in 1961 he performed in a supervisory capacity for several worldwide companies including Bechtel and Brown & Root. He has been involved in a variety of projects including: (1) Alaskan oil and gas pipeline; (2) ICBM projects; and (3) underground nuclear testing in Nevada. He has also been active in real estate and agriculture, acquiring a major ownership interest in ranch grazing land and cattle operations in Texas, Arizona, and New Mexico covering hundreds of thousands of acres.

At the present time, he is active in both agricultural ventures and oil and gas operations. He is also a consultant for surrounding businesses in south Texas concerning the Railroad Commission of Texas and the Texas Natural Resource Conservation Commission. He incorporated Transcon Energy Corporation in Texas in 1988, and since that time he has incorporated several other companies and holds positions in these companies as President and/or CEO or Director. Most of these companies have become subsidiaries of GTII. Any non-subsidiary entities of which Mr. Owens is a director are privately held.

Robert Early, Chief Financial Officer, received his Bachelor of Business Administration from Abilene Christian University in 1979, where he majored in Accounting and minored in Agricultural Business. He received his Certified Public Accountant certificate in Texas in 1981. Mr. Early worked for an independent oil company for six years, then moved to a position as partner of the firm Ashley, Early & Folwell, P.C. in 1987. In 1991 he became the sole owner of the firm and changed the name to Robert Early & Company, P.C. Mr. Early has been doing tax work since 1983 and auditing since 1987. Mr. Early was previously the auditor for the Company through November 1997.

Shawna Owens, Secretary/Treasurer, attended Texas A&M University and has experience in management, accounting and public relations with different law firms. Ms. Owens worked in Washington, D. C. for Senator Pete Dominici of New Mexico and also worked with the Sergeant of Arms for the U. S. Senate Chambers. She is in charge of the day to day accounting and treasury functions and was instrumental in centralizing GTII's accounting. Ms. Owens also performs public relations duties for the Company. She has been employed by the Company since August, 1995.

Howard B. Siegel, Director, received his Bachelor of Business Administration Degree from the University of Oklahoma in 1966. He received a Doctor of Jurisprudence Degree from St. Mary's University School of Law in 1969. Mr. Siegel was formerly an attorney for Superior Oil Company, a major oil and gas company located in Houston. He previously served as Vice President, General Counsel, and a member of the Board of Directors of Tenneco Inc. Federal Credit Union. From July 1974 to August 1989, Mr. Siegel was employed as an attorney with the law firm of Bracewell & Patterson in Houston, Texas, and from that date until January, 1991 he was employed by Hurt, Richardson, Garner, Todd & Cadenhead in Atlanta, Georgia. Mr. Siegel is currently a practicing attorney in Houston, Texas. Mr. Siegel has served in an advisory capacity to the Board of Directors of the Company since March 25, 1980.

Karen Lee, Director, graduated with high honors from Cisco Junior College. She administers the operation of the Company's offices in Springtown, Texas, performs many tasks in connection with the Company's public relations and broker relations programs, does much of the research and writing for filing of Securities and Exchange Commission documents, and performs transfer agent duties for the Company. She is a member of the Southwest Securities Transfer Association, Inc. Ms. Lee been employed by the Company for the past 18 years.

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

Dr. Richard A. Levine, Director, received three degrees from State University of New York at Buffalo - B.A., D.D.S., with honors, and M.D., with honors. After residencies including the U.S. Army Institute of Surgical Research and Resident in General Surgery at Buffalo General Hospital, and appointments at several hospitals such as Chief of Plastic Surgery at Charleston Veteran's Administration Hospital and Attending Plastic Surgeon at Medical University of South Carolina, Dr. Levine settled in San Antonio. He has been self-employed in San Antonio for the past fifteen years, and on the active
staff of the Baptist Memorial Hospital System.   He is Chairman of the
Division of Plastic Surgery for the Baptist Memorial Hospital System, and is the Clinical Associate Professor - Department of Plastic Surgery at the University of Texas Health Science Center at San Antonio. Dr. Levine has had articles published in the "Journal of Plastic and Reconstructive Surgery" and has given numerous presentations on various subjects in his field.

Glenn Gagnon, Director, received a Bachelor of Science degree from Texas A&M University in 1994. From 1990-1994 he was employed by Gold Gyms Inc. and was responsible for marketing, sales and automation of new facilities. He has been employed by GTII since 1994 and is now in charge of public relations for the Company. He established the Dividend Reinvestment and Stock Purchase Plan for the Company and is currently assisting with filing of Securities and Exchange Commission documents.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's chief executive officer for the past three fiscal years.

       Name and                             Salary Cash      Bonus Cash
  Principal Position         Year           Compensation    Compensation

Kenneth Owens                1995            $   -0-          $  -0-
Chairman and President       1996                -0-             -0-
                             1997              5,000             -0-

Director Compensation

In 1995 and 1996 the Board approved a $1,500 fee for each director to be paid as cash or 500 shares of stock. The fee was paid in cash to six directors, and in stock to four directors in 1995. In 1996 the fee was paid in cash to five directors and in stock to one director. For 1997 director compensation, the Board approved a $1,500 fee or 143 shares of stock for each director.
The fee was not paid prior to December 31, 1997.

Compensation Committee Report

The Board of Directors delegates responsibility for executive compensation to the Compensation Committee which is presently comprised of two of the directors on the Board. This committee reviews the salaries of each of the officers of the Company, and recommends the directors' fees for the year.
The Committee recommended to the Board that Kenneth Owens, President, receive a salary of $1,000 per month beginning in August of 1997, and that directors' fees for 1997 be set at $1,500 cash or 143 shares of stock per director. The Committee has also recommended, and the Board has approved, an employee stock bonus plan whereby shares of GTII purchased by the Company may be issued to employees as compensation. During 1997, a total of 30 shares were issued to two employees through this program.

Performance Graph - Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation's Common Stock against the cumulative total return of the NASDAQ Stock Market and the NASDAQ Non-Financial Stocks. The graph assumes that the value of the investment in the Corporation's Common Stock and each index was $100 at December 31, 1992. GTII's numbers reflect a 1-for-20 reverse stock split in 1993, a 1-for-2.5 reverse stock split in 1995, and a 1-for-3.5 reverse stock split in 1997.

          Comparison of Five-Year Cumulative Total Return

                                     December 31
                   1992      1993     1994     1995       1996     1997
GTII Stock        100.00    67.50    57.38    72.88      57.75    84.00

NASDAQ Stock      100.00   114.80   112.21   158.68     195.19   239.63

Non-Financial
     Stocks       100.00   115.45   111.02   154.71     187.97   220.77


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's common stock as of March 16, 1998 with respect to (1) each person known by the Company to own beneficially more than 5% of the Company's common stock,
(ii) each of the Company's directors, and (iii) all directors and officers of the Company as a group. The title of class is common stock, $.001 par value.

NOTE: Some of the following shareholders exchanged all or a portion of their common shares for preferred shares in 1996 (see Part II, Item 5, Preferred Stock). In accordance with the Preferred Stock Plans, the preferred shares have the same voting rights as if they were common shares (1 preferred share is equivalent to 10 common shares). Therefore, the shares are listed below as common shares, with a footnote following to explain the breakdown of the number of common and the number of preferred each person holds.

                                             # of Shares
            Name and                         Beneficially      Percent of
       Address of Stockholder                  Owned             Class
 Kenneth Owens                                419,722(1)         36.01%
 P. O. Box 125
 Magdalena, New Mexico 87825

 Howard B. Siegel                                 850             0.07%
 2525 South Shore Blvd., Ste. 210
 League City, TX 77573

 Karen Lee                                      2,331             0.20%
 104 Fossil Court
 Springtown, Texas 76082

 John Vuksich                                   3,232(2)          0.28%
 4322 Shadow Oak Lane
 Austin, Texas 78746-1267

 Shawna Owens                                   3,710(3)          0.32%
 P. O. Box 22010
 Albuquerque, New Mexico 87154

 Dr. Richard A. Levine                             -              0.00%
 8500 Village Drive, Ste. 102
 San Antonio, Texas   78217

 Glenn Gagnon                                   1,165(4)          0.10%
 8504 Sonoma Valley N.E.
 Albuquerque, New Mexico 87122

 Robert Early                                      15             0.00%
 2208 Ivanhoe
 Abilene, Texas 79605

 All directors and officers as a              431,025(5)         36.98%
   group (8 persons)

 David Polston                                 64,916(6)          5.57%
 21349 Water Wood Drive
 San Antonio, Texas 78266

 Betty Polston                                 62,263(7)          5.34%
 526 Admiral Benbow
 McQueeney, Texas 78123

(1)Common - 20,562; Preferred B - 39,916
(2)Common - 372; Preferred B - 286
(3)Common - 2,850; Preferred B - 86
(4)Common - 135; Preferred A - 23; Preferred B - 80
(5)Common - 27,115; Preferred A - 23; Preferred B - 40,368
(6)Common - 7,766; Preferred B - 5,715
(7)Common - 3; Preferred B - 6,226

Note: The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

Changes in Control

No changes in control occurred during 1997, and management is not aware of any present arrangements that would cause a change in control in the future.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1997, GTII loaned $98,000 to officers, directors, and employees so that they could purchase preferred B shares from two GTII shareholders. The agreement called for the persons receiving the loans to repay GTII as quickly as possible, plus pay a finance charge to GTII of 2% per month. The intent of this action was to increase board of director and officer financial interest in GTII, resulting in an additional incentive to board members and officers to increase stockholder value. Following is a table showing the related party who GTII loaned the money to, date of loan, amount of loan, interest paid, and the date the related party repaid the loan.

                                                Interest
                        Amount of   Date of      Paid to     Date
        Name               Loan       Loan        GTII     Paid Off
   Kenneth Owens         $96,000    05/15/97   $2,626.43   06/30/97
   Shawna Owens            1,000    05/15/97       13.15   06/03/97
   Glenn Gagnon            1,000    05/15/97       13.15   06/03/97

As noted in the table, all loans, plus interest, were repaid to GTII by June 30, 1997.

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

       (b)  Reports on Form 8-K

            A report on Form 8-K was filed during the quarter ended December 31, 1997 to report a change in accountants. The report was filed during December of 1997.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GOLDEN TRIANGLE INDUSTRIES, INC.

Date:   March 18, 1998               By: /s/ KENNETH OWENS
                                       Kenneth Owens
                                       President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                Date

 /s/ KENNETH OWENS            Chairman of the Board   March 18, 1998
Kenneth Owens                 and President


 /s/ ROBERT EARLY             Chief Financial         March 18, 1998
Robert Early                  Officer


 /s/ HOWARD B. SIEGEL         Director                March 18, 1998
Howard B. Siegel


 /s/ KAREN LEE                Director                March 18, 1998
Karen Lee


 /s/JOHN VUKSICH              Director                March 18, 1998
John Vuksich


 /s/ RICHARD A. LEVINE        Director                March 18, 1998
Richard A. Levine


 /s/ GLENN GAGNON             Director                March 18, 1998
Glenn Gagnon