Form 10-Q
period 1998-03-31
GOLDEN TRIANGLE INDUSTRIES INC/
filed 1998-05-15
CIK 42284

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended MARCH 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days  [X] Yes   [  ] NO


                582,473 Shares, Common Stock, $.001 Par Value
         Number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998




PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       GOLDEN TRIANGLE INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                               March 31        December 31
                                                1998             1997
                                             (Unaudited)
                                             ----------       ----------
                                ASSETS
CURRENT ASSETS
   Cash                                      $  244,707       $   95,648
   Accounts receivable - trade                  952,521          741,380
   Accounts receivable - other                   69,417           87,805
   Amounts receivable - officers                 21,201           20,000
   Inventory                                    212,981          199,627
   Marketable securities                         58,624           83,579
   Prepaid expenses                              15,774           24,969
                                             ----------       ----------
      Total Current Assets                    1,575,225        1,253,008

PROPERTY AND EQUIPMENT                        6,774,522        6,645,320
   Accumulated depreciation, depletion
    and amortization                         (1,771,726)      (1,664,197)
                                             ----------       ----------
      Net Property and Equipment              5,002,796        4,981,123

OTHER ASSETS
   Notes receivable - long term                 270,259          275,129
   Advances to related parties                   67,684           79,091
   Deferred tax assets                          173,555          184,000
   Other                                         23,533           24,501
                                             ----------       ----------
      Total Other Assets                        535,031          562,721
                                             ----------       ----------

TOTAL ASSETS                                 $7,113,052       $6,796,852
                                             ==========       ==========


                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                          $   93,696       $   76,586
   Accrued expenses                             106,706           18,146
   Line of credit                                70,000           76,000
                                             ----------       ----------
         Total Current Liabilities              270,402          170,732


STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (1,000,000
    authorized)
  Series A (3,371 outstanding)                      337              337
  Series B (53,903 outstanding)                   5,390            5,390
Common stock, $.001 par value (100,000,000
  shares authorized; 582,473 and 580,398
  outstanding)                                      582              580
Additional paid-in capital                    7,377,959        7,350,571
Unrealized (loss) on marketable securities      (30,814)         (31,437)
  Accumulated deficit                          (510,804)        (699,321)
                                             ----------       ----------
    Total Shareholders' Equity                6,842,650        6,626,120
                                             ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $7,113,052       $6,796,852
                                             ==========       ==========

                       GOLDEN TRIANGLE INDUSTRIES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)

                      Three Months Ended March 31
                                                 1998            1997
                                            ----------        ----------
OPERATING REVENUES
  Oil field service revenues                $  431,946        $  627,398
  Oil reclamation revenues                     215,582                -
  Oil and gas production                       112,570           135,500
  Rental                                       207,792                -
  Miscellaneous                                 27,381                15
                                            ----------        ----------
     Total Operating Revenues                  995,271           762,913
                                            ----------        ----------

COST OF REVENUES
  Skim oil purchases                           161,831                -
  Australian marketing costs                    31,150            35,860
  Direct materials and supplies                 58,717            47,977
  Lease costs                                   29,767            49,716
  Other                                         18,556            26,234
  Depreciation, depletion and amortization     120,424           109,210
                                            ----------        ----------
     Total Costs of Revenues                   420,445           268,997
                                            ----------        ----------
GROSS PROFIT                                   574,826           493,916

OPERATING EXPENSES                             337,453           191,290
                                            ----------        ----------
INCOME FROM OPERATIONS                         237,373           302,626

OTHER INCOME/(EXPENSES)
  Interest and dividend income                   8,832             8,633
  Interest expense                                (372)               -
  Transfer fees                                  2,775             1,160
  Gain on sale of securities                    36,979             7,887
                                            ----------        ----------
INCOME BEFORE INCOME TAXES                     285,587           320,306

Income taxes                                    97,070           167,627
                                            ----------        ----------
NET INCOME                                  $  188,517        $  152,679

BASIC EARNINGS PER COMMON SHARE             $     0.32        $     0.27
                                            ==========        ==========
DILUTED EARNINGS PER COMMON SHARE                 0.31              0.26
                                            ==========        ==========

                       GOLDEN TRIANGLE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase/(Decrease) in Cash and Cash Equivalents
                                 (Unaudited)


                                               Three Months Ended March 31
                                                  1998           1997
                                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                  $  188,517        $  152,679
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation, depletion and amortization     120,424           109,210
   (Gain) on sale of securities                 (36,979)           (7,884)
   (Increase) in receivables                   (211,396)         (292,137)
   (Increase) in inventory                      (13,354)               -
   Decrease in prepaid expenses and other        17,914               643
   Increase in trade accounts payable            17,110             4,448
   Increase in accrued expenses                  88,560           117,635
                                             ----------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES       170,796            84,594
                                             ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment          (105,689)         (108,854)
   Purchase of marketable securities            (74,482)          (51,108)
   Proceeds from sale of securities             137,040            50,890
                                             ----------        ----------
NET CASH USED IN INVESTING ACTIVITIES           (43,131)         (109,072)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing stock                   27,394            44,768
   Retirement of stock                               -           (100,687)
   Borrowing under line of credit                70,000                -
   Repayments on line of credit                 (76,000)               -
                                             ----------        ----------
NET CASH PROVIDED/(USED) IN FINANCING
   ACTIVITIES                                    21,394           (55,919)
                                             ----------        ----------
   NET INCREASE/(DECREASE) IN CASH              149,059           (80,397)

CASH AT BEGINNING OF YEAR                        95,648           298,521
                                             ----------        ----------
   CASH AT END OF PERIOD                     $  244,707        $  218,124
                                             ==========        ==========


Supplemental Disclosures - Non-cash Investing and Financing Transactions

   Cash paid for interest                    $      372        $       -
   Cash paid for income taxes                    19,043            25,000

<PAGE
                       GOLDEN TRIANGLE INDUSTRIES, INC.
          SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                March 31, 1998


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presenta tion have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


NOTE 2:   SALE OF PROPERTY AND ACQUISITION OF PROPERTY

During June 1997, the Company sold its Amando salt water disposal facility and all related fixtures and equipment and purchased a 2881.8 acre property near Houston, Texas. The Company has continued to purchase additional equipment related to the business being carried on from the ranch.

These transactions have changed the mix of available revenue sources when comparing the first quarters of the two years. The Amando facility contributed a significant amount of salt water disposal revenues during 1997. During 1998, the other South Texas disposal facilities and a new facility near the Altair Ranch have not realized revenues sufficient to overcome the decrease from the sale of the Amando facility. However, operations from the Altair ranch have generated rental income, income from the sale of reclaimed skim oil, and other revenues which have exceeded the Amando revenues of 1997.


NOTE 3:   PROCEEDS FROM ISSUING STOCK

The Company has issued 2,065 common shares under its Dividend Reinvestment Plan during 1998 for proceeds of $26,740.


NOTE 4:   GAIN ON SALES OF MARKETABLE SECURITIES

During the first quarter of 1998, the Company was a beneficiary of efforts to revive a publicly traded entity which the Company had invested in during the early 1980s. The investment had been written off in the late 1980s as being worthless. This entity has been revived by third parties and the Company was able to sell its holdings for $36,721.


NOTE 5:   WARRANTS ISSUED

During March 1998, the Company registered 200,000 warrants (and underlying common shares) for issuance to existing stockholders. This effort was designed to offer existing stockholders the opportunity to increase their holdings in the Company based on one warrant for each four shares held. There is no market for these warrants. The warrants can be exchanged for registered common shares on a one for one basis. The exercise price of the warrants is $11.8125. At this time the Company is unable to determine the final number of common shares to be issued or the total proceeds resulting of this offering.


NOTE 6:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the periods indicated.

                                           Three Months Ended March 31
                                              1998           1997
Numerator:
   Net income                             $  188,517      $  152,679
   Less preferred stock dividends                 -               -
                                          ----------      ----------
   Numerator for basic EPS                   188,517         152,679

   Effect of dilutive preferred stock
   dividends                                      -               -
                                          ----------      ----------
     Numerator for diluted EPS            $  188,517      $  152,679
                                          ==========      ==========

Denominator:
   Basic weighted average shares
      outstanding                            580,429         555,390
   Convertible preferred shares               33,710          33,710
                                          ----------      ----------
   Denominator for diluted EPS               614,139         589,100
                                          ==========      ==========


Basic EPS                                 $     0.32       $    0.27
                                          ==========      ==========
Diluted EPS                                     0.31            0.26
                                          ==========      ==========

The denominator for diluted EPS does not include any estimate of the number of shares to be issued under the warrants offering described above. If all of the warrants were exercised, the shares outstanding would be increased by 200,000 shares.


NOTE 7:  SUBSEQUENT EVENTS

Subsequent to March 31, 1998, the Company has contributed approximately $100,000 to a project to take an oil and gas lease on an area which is believed to be a significant drilling prospect. For its investment, the Company owns approximately 15% of the project. It is anticipated that the prospect will be sold or farmed out to third parties for drilling and development. However, the project owners have the option to elect to drill on the prospect themselves. Should the project owners elect to drill on the prospect, the Company will be required to reduce its ownership, pay its share of drilling costs, or sell its interest.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the first quarter of 1998, the Company has begun to realize significant revenues from the potential that was seen when the Altair Ranch was acquired in 1997. New business activity developed as a direct result of having established a presence in the area includes rental of ranch facilities and heavy equipment, establishment of an oil reclamation facility, and the development of a new salt water disposal facility near El Campo, Texas. The Company has also seen some rebound in its revenues from existing South Texas disposal facilities over the fourth quarter of 1997.

With activities begun during the last half of 19971having been fairly well established and contributing to revenues, management expects the Company to see further improvements in revenues and net income as the year progresses.

LIQUIDITY AND CAPITAL RESOURCES

Management is pleased to report an increase of $316,200 in total assets of the Company during the first quarter to $7,113,052 on March 31, 1998, from $6,796,862 on December 31, 1997. The increase is shown in a rise in cash balances and accounts receivable augmented by the addition of equipment. Equipment additions consisted primarily of the purchase of two trucks and the further development of the skim oil facilities and the new disposal facility at El Campo. These asset additions are further developments of the business opportunities arising out of the purchase of the Altair Ranch during 1997.

Current assets were up when comparing March 31, 1998 to both December 31, 1997 and March 31, 1997. Current assets increased during the first quarter because of increased cash generated by the new Altair Ranch operations. Accounts receivable has increased primarily due to the increased activities. (The Company does a high percent age of this business with TransTexas Gas
Corporation as discussed below.)   Current liabilities were reduced when
comparing the current balances to the balances at the end of the same quarter in 1997, but were up when compared to balances at December 31, 1997. The increase during the current quarter is due primarily to an increase in accrued income taxes. The ratio of current assets to current liabilities represents the Company's liquidity. The liquidity ratio at March 31, 1998 was 5.83:1 compared to 7.34:1 at December 31, 1997 and 4.02:1 at March 31, 1997. It is important to note that the Company has no long-term bank debt and that its property and equipment are free from liens.

The Company's oil field services and rental revenues are derived largely from TransTexas Gas Corporation. (Business with TransTexas represented 45% of the Company's total revenues during the first quarter of 1998.) The Company has not experienced any significant problems ultimately collecting its receivables from TransTexas and believes that these obligations will continue to be paid as they have in the past. It is expected that the volume of activity and receivables from TransTexas will continue to be significant. Should TransTexas become unable to pay its bills, the Company's related assets and earnings would be adversely impacted. Subject to this consider ation, the Company is not aware of any trends or demands that would be likely to reduce its ability to continue its relationship with TransTexas. Management believes that the Company would be able to generate sufficient cash flow to meet its obligations should such adversity occur.

During March 1998, the Company issued warrants to existing stockholders to allow them to expand their holdings through the purchase of additional shares of the Company's unissued common stock. No estimate can be made as to the amount of funds that this offering might bring to the Company. It is anticipated that most of the funds raised through this offering will be utilized in further development of resources and opportunities available from the Altair Ranch.


RESULTS OF OPERATIONS

A large portion of the basic start-up operations were completed on the Altair Ranch during the last half of 1997 with a favorable impact on revenues reflected in the first quarter of 1998. Management reports total operating revenues of $995,271 for the first quarter of 1998, which is a significant increase of $232,358 over the first quarter of 1997. This considerable increase is primarily attributable to the Company's new leasing and oil reclamation oil operations at the Altair Ranch. The Company received income from the trucking and equipment services consisting of equipment moving, vacuum truck services, oil transportation, and pad construction. In addition, portions of the ranch were leased out as "lay-down yards" where drilling companies and operators could store their equipment.

Costs of revenues increased when comparing the first quarter of 1998 to the first quarter of 1997 primarily because of the skim oil purchases at the Company's skim oil reclamation plant. Salt water for disposal contains residual amounts of oil which can be skimmed and sold to refineries. In addition to skimming the oil from the salt water brought to the Company's own salt water disposal facilities, the Company has been purchasing oil generated from operators of other salt water disposal facilities. Gross margin from oil reclamation is approximately $4 per barrel, excluding transportation costs.

With the increased revenues discussed above, the Company's gross profit was $574,826 for the quarter ended March 31, 1998 compared to $493,916 for the same period in 1997.

Total operating expenses increased when comparing the first quarter of 1998 to the first quarter of 1997. Expenses rose in most categories, but the largest increases were in the categories of personnel costs and professional fees. Personnel costs increased as additional employees were hired for the expanding activities at the Altair Ranch. Because of the higher operating expenses, income from operations was lower for the quarter ended March 31, 1998 than in the quarter ended March 31, 1997.

The Company's net income and earnings per share for the current quarter were $188,517 and $0.32, an increase of $35,838 and $0.05 over the same period in 1997 ($152,679 and $0.27). This improvement is primarily attributable to increased revenues as a result of the development of new activities from the Altair Ranch.

Cash flows from operations increased during the first quarter of 1998 over the first quarter of 1997 largely due to increased revenues and increased accounts payable. The Company used its cash flows from operations and DRP proceeds to acquire additional equipment for the operations based out of the Altair Ranch.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Where this Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act, the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-Q reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10-Q, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes that all of its software and equipment are "Year 2000" compliant and that this problem will have no affect on the Company's internal operations. Should companies with which the Company does business suffer significant problems within their systems, an adverse impact could be incurred by the Company. However, the Company has no way of anticipating or controlling such failure on the part of its customers.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehen sive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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


                                GOLDEN TRIANGLE INDUSTRIES, INC.


May 14, 1998                     /s/ Shawna Owens
                                Shawna Owens, Treasurer


May 14, 1998                    /s/ Robert B. Early
                                Robert B. Early
                                Chief Financial Officer