Form 10-Q
period 1998-06-30
GOLDEN TRIANGLE INDUSTRIES INC/
filed 1998-08-19
CIK 42284

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended JUNE 30, 1998

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


                592,005 Shares, Common Stock, $.001 Par Value
         Number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------------------------------------------------------

                       GOLDEN TRIANGLE INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                   June 30       December 31
                                                    1998            1997
                                                 (Unaudited)
                                                 ----------      ----------
                                ASSETS
CURRENT ASSETS
   Cash                                          $  185,188      $   95,648
   Accounts receivable - trade                    1,259,010         741,380
   Accounts receivable - other                       75,807          87,805
   Amounts receivable - officers                     20,000          20,000
   Inventory                                        229,530         199,627
   Marketable securities                             28,499          83,579
   Prepaid expenses                                  13,500          24,969
                                                 ----------      ----------
      Total Current Assets                        1,811,534       1,253,008

PROPERTY AND EQUIPMENT                            7,008,005       6,645,320
   Accumulated depreciation, depletion and
        amortization                             (1,888,084)     (1,664,197)
                                                -----------      ----------
      Net Property and Equipment                  5,119,921       4,981,123

OTHER ASSETS
   Notes receivable - long term                     269,649         275,129
   Advances to related parties                       63,613          79,091
   Deferred tax assets                              167,572         184,000
   Other                                             22,566          24,501
                                                 ----------      ----------
      Total Other Assets                            523,400         562,721
                                                 ----------      ----------
TOTAL ASSETS                                     $7,454,855      $6,796,852
                                                 ==========      ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                              $  100,928      $   76,586
   Accrued expenses                                 139,773          18,146
   Line of credit                                   171,200          76,000
                                                 ----------      ----------
         Total Current Liabilities                  411,901         170,732

STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value (1,000,000
   authorized) Series A (3,371 outstanding)             337             337
               Series B (53,903 outstanding)          5,390           5,390
   Common stock, $.001 par value (100,000,000
     shares authorized; 592,005 and 580,398
     outstanding)                                       592             580
   Additional paid-in capital                     7,484,482       7,350,571
   Unrealized (loss) on marketable securities       (37,588)        (31,437)
   Accumulated deficit                             (410,259)       (699,321)
                                                 ----------      ----------
      Total Stockholders' Equity                  7,042,954       6,626,120
                                                 ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $7,454,855      $6,796,852
                                                 ==========      ==========
------------------------------------------------------------------------------

                       GOLDEN TRIANGLE INDUSTRIES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                             (Unaudited)
                                      Three Months            Six Months
                                      Ended June 30          Ended June 30
                                    1998        1997       1998        1997
                                ----------  ----------  ----------  ----------
OPERATING REVENUES
 Disposal & service fees        $  445,616  $  573,071  $  877,562  $1,200,469
 Oil reclamation, sand & water
     sales                         151,929          -      367,511          -
 Oil and gas production             50,882     125,526     163,452     261,026
 Rental income                     184,387       2,353     419,560       2,353
 Gain on sale - operating assets        -       25,862          -       25,862
 Miscellaneous                         405       1,837         405       1,852
                                ----------  ----------  ----------  ----------
   Total Operating Revenues        833,219     728,649   1,828,490   1,491,562

COST OF REVENUES
 Skim oil purchases                105,348          -      267,179          -
 Australian marketing costs         23,299      37,358      54,449      73,218
 Production expenses and taxes         395       1,796       2,622       2,484
 Contract services                  15,934      13,166      23,718      25,294
 Direct materials and supplies      59,931      36,065     118,648      84,042
 Lease costs                        24,047      36,537      53,814      86,253
 Utilities                           7,990      11,476      16,535      24,894
 Depreciation, depletion
    amortization                   117,325     112,708     237,749     221,918
                                ----------  ----------  ----------  ----------
   Total Costs of Revenues         354,269     249,106     774,714     518,103
                                ----------  ----------  ----------  ----------
GROSS PROFIT                       478,950     479,543   1,053,776     973,459

OPERATING EXPENSES
 Personnel costs                   117,847      72,820     225,899     135,902
 Advertising and public relations   58,304      93,622      89,590     102,724
 Repairs and maintenance            72,446      22,178     105,686      58,407
 Professional fees                  20,784      11,890      88,323      36,327
 Rent                                2,400       4,144       4,562      10,487
 Taxes                              10,092      14,706      29,160      19,527
 Other expenses                     51,774      49,223     127,880      96,499
                                ----------  ----------  ----------  ----------
   Total Operating Expenses        333,647     268,583     671,100     459,873
                                ----------  ----------  ----------  ----------
INCOME FROM OPERATIONS             145,303     210,960     382,676     513,586

OTHER INCOME/(EXPENSES)
 Interest and dividend income        8,408      12,819      17,240      21,452
 Interest expense                   (4,096)       (518)     (4,468)       (518)
 Transfer fees                       2,732       3,748       5,507       4,908
 Gain/(loss) on sale of assets       1,799          -       38,778       7,887
                                ----------  ----------  ----------  ----------
 INCOME BEFORE INCOME TAXES        154,146     227,009     439,733     547,315

 Australian income taxes             3,963      20,119      23,456      45,112
 Income taxes - federal and state   43,918     172,699     111,049     313,365
 Deferred income taxes               5,720    (181,421)     16,166    (179,453)
                                ----------  ----------  ----------  ----------
NET INCOME                      $  100,545  $  215,612  $  289,062  $  368,291

Other comprehensive income,
    net of tax:
 Unrealized gains/(losses)
    on securities                   (6,774)      2,866      (6,151)      2,372
                                ----------  ----------  ----------  ----------
COMPREHENSIVE INCOME            $   93,771  $  218,478  $  282,911  $  370,663
                                ==========  ==========  ==========  ==========

Basic Earnings per Common Share $     0.17  $     0.39  $     0.50  $     0.66
Diluted Earnings per Common Share     0.16        0.37        0.47        0.62
------------------------------------------------------------------------------

                        GOLDEN TRIANGLE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                                  (Unaudited)


                                                  Six Months Ended June 30
                                                     1998          1997
                                                  ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                     $  289,062     $  368,291
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation, depletion and amortization       237,749        221,918
      (Gain) on sale of assets                       (38,778)       (33,746)
      Stock issued for services                          187             -
   (Increase) in receivables                        (500,152)      (266,420)
   (Increase) in inventory                           (29,903)      (200,000)
   (Increase)/decrease in amounts due
         from/to related parties                      15,478         (4,807)
   Decrease in prepaid expenses and other             11,469             50
   Increase in trade accounts payable                 24,342         39,877
   Increase in accrued expenses                      125,860         73,819
                                                  ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES            135,314        198,982

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment               (364,024)    (1,051,827)
   Purchase of marketable securities                 (74,482)       (51,108)
   Proceeds from sale of assets                      174,796        724,688
                                                  ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES               (263,710)      (378,247)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing stock                       122,736         74,147
   Retirement of stock                                    -        (122,475)
   Loan to related parties                                -         (98,000)
   Repayment from related parties                         -          98,000
   Borrowing under line of credit                    171,200             -
   Repayments on line of credit                      (76,000)            -
                                                  ----------     ----------
NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES     217,936        (48,328)
                                                  ----------     ----------

   NET INCREASE/(DECREASE) IN CASH                    89,540       (227,593)

CASH AT BEGINNING OF YEAR                             95,648        298,521
                                                  ----------     ----------
   CASH AT END OF PERIOD                         $   185,188     $   70,928
                                                 ===========     ==========

Supplemental Disclosures - Non-cash Investing and Financing Transactions

   Cash paid for interest                        $      4,468    $      518
   Cash paid for income taxes                          39,398        59,187

   Stock to be issued for fixed assets                 11,000            -
   Stock issued for services                              187            -
------------------------------------------------------------------------------

                        GOLDEN TRIANGLE INDUSTRIES, INC.
           SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1998


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


NOTE 2:   SALE OF PROPERTY AND ACQUISITION OF PROPERTY

During June 1997, the Company sold its Amando salt water disposal facility and all related fixtures and equipment and purchased a 2,881.8 acre property near Houston, Texas known as the Altair property. The Company has continued to purchase additional equipment related to the business being carried on based at this property.

These transactions have changed the mix of available revenue sources when comparing the first two quarters of the two years. The Amando facility contributed a significant amount of salt water disposal revenues during 1997. During 1998, operations from the Altair property have generated oil field service revenues, rental income, and income from the sale of fresh water and reclaimed skim oil which have exceeded the Amando revenues of 1997.

During the first six months of 1998, the Company has acquired heavy equipment, as well as trucks and trailers for use in operations based out of the Altair property. The Company has also sold 282 acres out of the Apache Ranch in New Mexico. However, the sale of the land did not convey grazing rights and the Company continues to have full use of this acreage at the present time.


NOTE 3:   PROCEEDS FROM ISSUING STOCK

The Company has issued 5,736 common shares under its Dividend Reinvestment Plan during 1998 for proceeds of $65,430. The Company's warrants offering to stockholders, discussed at Note 5 below, resulted in proceeds of $57,363 for 4,856 shares.


NOTE 4:   ACCOUNTS RECEIVABLE

During the second quarter of 1998, accounts receivable have increased by $306,489. This increase is largely due to an increase in the receivables from TransTexas Gas Corporation, the Company's largest customer. At June 30, 1998, TransTexas owed the Company $872,299. However, approximately $290,000 of this has been collected during July 1998 and other significant collections are expected during the remainder of the third quarter.


NOTE 5:   GAIN ON SALES OF ASSETS

During the first quarter of 1998, the Company was a beneficiary of efforts to revive a publicly traded entity which the Company had invested in during the early 1980s. The investment had been written off in the late 1980s as being worthless. This entity has been revived by third parties and the Company was able to sell its holdings for $36,721.

During the second quarter of 1998, the Company sold 282 acres out of its Apache Ranch in New Mexico, while retaining grazing rights, at a gain of $1,799.


NOTE 6:   WARRANTS ISSUED

During March 1998, the Company registered 200,000 warrants (and underlying common shares) for issuance to existing stockholders. This effort was designed to offer existing stockholders the opportunity to increase their holdings in the Company based on one warrant for each four shares held. There was no market for these warrants. The warrants were to be exchanged for registered common shares on a one for one basis. The exercise price of the warrants was $11.8125 per share. This offering has closed and its results are presented at Note 3.


NOTE 7:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the three and six months ended June 30 as indicated.

                                     Three Months            Six Months
                                    1998      1997       1998       1997
                                  ---------  ---------  ---------  ---------
Numerator:
  Net income                      $ 100,545  $ 215,612  $ 289,062  $ 368,291
  Less preferred stock dividends         -          -          -          -
                                  ---------  ---------  ---------  ---------
   Numerator for basic EPS          100,545    215,612    289,062    368,291

  Effect of dilutive preferred
    stock dividends                      -          -          -          -
                                  ---------  ---------  ---------  ---------
 Numerator for diluted EPS        $ 100,545  $ 215,612  $ 289,062  $ 368,291
                                  =========  =========  =========  =========

Denominator:
  Basic weighted average
    shares outstanding              586,425    541,821    583,443    556,609

  Convertible preferred shares       33,710     33,710     33,710     33,710
                                  ---------  ---------  ---------  ---------
   Denominator for diluted EPS      620,135    575,531    617,153    590,319
                                  =========  =========  =========  =========

Basic EPS                         $    0.17  $    0.39  $    0.50  $    0.66
Diluted EPS                            0.16       0.37       0.47       0.62


NOTE 8:   COMPREHENSIVE INCOME

Other comprehensive income is comprised of unrealized gains/losses on marketable securities. Changes in unrealized gains/losses on marketable securities for 1998 are as follows:

      Balance at December 31, 1997                        $  (31,437)
      Change during 1998                                      (6,151)
                                                          ----------
      Current balance                                     $  (37,588)
                                                          ==========

------------------------------------------------------------------------------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the first two quarters of 1998, the Company has begun to realize significant revenues from the potential that was seen when the Altair property was acquired in 1997. New business activity developed as a direct result of having established a presence in the area includes rental of facilities and heavy equipment, trucking services, establishment of an oil reclamation facility, and the development of a new salt water disposal facility near El Campo, Texas. With activities begun during the last half of 1997 having been fairly well established and contributing to revenues, and with the addition of new equipment in the first half of 1998, management expects the Company to see further improvements in revenues and net income as the year progresses.

LIQUIDITY AND CAPITAL RESOURCES

Management is pleased to report total assets of $7,454,855 for June 30, 1998, an increase of $658,003 over $6,796,852 on December 31, 1997, and an increase
of $341,803 over March 31, 1998.   These significant  increases are shown in
the rise in cash balances and accounts receivable augmented by the addition of equipment. Equipment additions consisted primarily of the purchase of trucks and trailers to further develop the oil field services, skim oil purchasing, and trucking operations based out of the Altair property.

Current assets were up when comparing June 30, 1998 to both December 31, 1997 and June 30, 1997. Current assets increased because of increased cash generated by the new Altair operations. Accounts receivable has increased primarily due to the increased activities. (The Company does a high percentage of this business with TransTexas Gas Corporation, as discussed below.) Current liabilities were reduced slightly when comparing the current balances to the balances at the end of the same quarter in 1997, but were up when compared to balances at December 31, 1997. The increase is due primarily to an increase in accrued income taxes and utilization of a line of credit facility. The borrowings, under the existing lines of credit were made initially to participate in an oil and gas lease project. When that project failed to materialize, the funds were used to acquire vacuum trucks and trailers. These loans are expected to be repaid before year end. It is important to note that the Company has no long-term bank debt and that its property and equipment are free from liens.

The Company's oil field services and rental revenues are derived largely from TransTexas Gas Corporation. (Business with TransTexas represented 48% of the Company's total revenues during the six months ended June 30, 1998.) The Company has not experienced any significant problems ultimately collecting its receivables from TransTexas and believes that these obligations will continue to be paid as they have in the past. It is expected that the volume of activity and receivables from TransTexas will continue to be significant. Should TransTexas become unable to pay its bills, the Company's related assets and earnings would be adversely impacted. Subject to this consideration, the Company is not aware of any trends or demands that would be likely to reduce its ability to continue its relationship with TransTexas. Management believes that the Company would be able to generate sufficient cash flow to meet its obligations should such adversity occur.

During March 1998, the Company issued warrants to existing stockholders to allow them to expand their holdings through the purchase of additional shares of the Company's unissued common stock. Proceeds from the exercise of warrants totaled $57,363. Additionally, proceeds from the Company's Dividend Reinvestment Plan have totaled $65,430 during the first six months of 1998. These proceeds were utilized in further development of resources and opportunities available from the Altair property.

RESULTS OF OPERATIONS

A large portion of the basic start-up operations were completed on the Altair property during the last half of 1997 with a favorable impact on revenues reflected in the first two quarters of 1998. Management reports total operating revenues of $1,828,490 for the first six months of 1998, which is an increase of $336,928 over the first six months of 1997. This increase is primarily attributable to the Company's new leasing and oil reclamation operations at the Altair property. The Company received income from trucking and equipment services consisting of equipment moving, vacuum truck services, oil transportation, and pad construction. In addition, portions of the property were leased out as "lay-down yards" where drilling companies and operators could store their equipment. When comparing the quarter ended June 30, 1998 to the previous quarter (March 31, 1998) and to the same quarter in 1997, oil and gas production revenues were down because of lower oil prices and a reduced exchange rate from Australia to the United States. In addition, skim oil purchases and sales at the oil reclamation plant were not as high in the second quarter as previously anticipated due to lower oil prices.

Costs of revenues increased when comparing the second quarter of 1998 to the second quarter of 1997 primarily because of the skim oil purchases at the Company's skim oil reclamation plant. Salt water for disposal contains residual amounts of oil which can be skimmed and sold to refineries. In addition to skimming the oil from the salt water brought to the Company's own salt water disposal facilities, the Company has been purchasing oil generated from operators of other salt water disposal facilities. Gross margin from oil reclamation is approximately $4 per barrel, excluding transportation costs. However, with the significant reduction in oil prices, less skim oil is available due to the effort required in its collection versus its value.

Total operating expenses increased when comparing the second quarter of 1998 to the second quarter of 1997. The largest increases were in the categories of personnel costs and repairs and maintenance. Personnel costs increased as additional employees were hired for the expanding activities based out of the Altair property. Repairs and maintenance costs increased because of the expansion of the Altair operations with additional equipment to repair and maintain. Because of the higher operating expenses, income from operations was lower for the quarter and six months ended June 30, 1998 than in comparable periods of 1997.

The Company's net income and earnings per share for the current quarter were $100,545 and $0.17, a decrease from the same period in 1997 ($215,612 and $0.39). The net income and earnings per share for the first six months of 1998 also decreased since 1997 - $289,062 and $0.50 for 1998 compared to $368,291 and $0.66 for 1997. This decline had been anticipated due the change in the Company's mix of revenues from primarily salt water disposal with relatively low personnel and maintenance costs to the service and oil reclamation businesses which require greater use of equipment and personnel. Management has concentrated its efforts in the first half of 1998 on adding to the Altair operations through purchase of equipment when needed. This has resulted in increased assets and increased revenues for the Company when comparing to the first half of 1997.

Cash flows from operations decreased during the first half of 1998 from the first half of 1997 largely due to decreased net income and increased accounts receivable as previously discussed. During June 1997, the Company sold the Amando disposal facility and used those proceeds in the purchase of the Altair property (which included the $200,000 increase in inventory). The cash flows for property and equipment in 1998 is primarily for equipment being utilized in the operations based at the Altair property. The proceeds from issuing stock in 1997 and about one-half of the proceeds in 1998 are from the Company's Dividend Reinvestment Program. The other half of the 1998 stock proceeds was from the warrants offering discussed above.

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


------------------------------------------------------------------------------

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


                                            GOLDEN TRIANGLE INDUSTRIES, INC.


August 18, 1998                            /s/ Shawna Owens
                                           Shawna Owens, Treasurer


August 18, 1998                            /s/ Robert B. Early
                                           Robert B. Early
                                           Chief Financial Officer