Form 10-Q
period 1998-09-30
GOLDEN TRIANGLE INDUSTRIES INC/
filed 1998-11-13
CIK 42284

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended SEPTEMBER 30, 1998

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


                            6314 Aspen Cove Court
                             Sugar Land, TX 77479
                   (Address of Principal Executive Offices)

                                (281) 565-7300
              Registrant's Telephone Number Including Area Code

               8504 Sonoma Valley N.E., Albuquerque, NM  87122
                               (Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days  [X] Yes   [ ] NO


                602,125 Shares, Common Stock, $.001 Par Value
         Number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998

------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

------------------------------------------------------------------------------

                       GOLDEN TRIANGLE INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                             September 30     December 31
                                                 1998             1997
                                              ----------      ----------
                                             (Unaudited)
                                  ASSETS
CURRENT ASSETS
   Cash                                          $  233,425      $   95,648
   Accounts receivable - trade                    1,280,443         741,380
   Accounts receivable - other                       75,101          87,805
   Amounts receivable - officers                     76,264          20,000
   Inventory                                        218,947         199,627
   Marketable securities                             24,616          83,579
   Prepaid expenses                                  13,500          24,969
                                                 ----------      ----------
      Total Current Assets                        1,922,296       1,253,008
                                                 ----------      ----------

PROPERTY AND EQUIPMENT                            7,085,157       6,645,320
   Accumulated depreciation, depletion
     and amortization                            (2,006,657)     (1,664,197)
                                                 ----------      ----------
      Net Property and Equipment                  5,078,500       4,981,123
                                                 ----------      ----------

OTHER ASSETS
   Notes receivable - long term                     268,557         275,129
   Advances to related parties                       54,900          79,091
   Deferred tax assets                               68,700         184,000
   Other                                             21,599          24,501
                                                 ----------      ----------
      Total Other Assets                            413,756         562,721
                                                 ----------      ----------

TOTAL ASSETS                                     $7,414,552      $6,796,852
                                                 ==========      ==========


                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                              $   48,766      $   76,586
   Accrued expenses                                  98,326          18,146
   Line of credit                                   171,200          76,000
                                                 ----------      ----------
         Total Current Liabilities                  318,292         170,732
                                                 ----------      ----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value
   (1,000,000 authorized)
      Class A (3,374 outstanding)                       337             337
      Class B (53,196 and 53,903 outstanding)         5,320           5,390
   Common stock, $.001 par value
      (100,000,000 shares authorized;
      602,125 and 580,398 outstanding)                  602             580
   Additional paid-in capital                     7,508,777       7,350,571
   Unrealized (loss) on marketable
       securities, net                              (20,082)        (31,437)
   Accumulated deficit                             (398,694)       (699,321)
                                                 ----------      ----------
      Total Stockholders' Equity                  7,096,260       6,626,120
                                                 ----------      ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $7,414,552      $6,796,852
                                                 ==========      ==========

See accompanying selected information.

------------------------------------------------------------------------------

                       GOLDEN TRIANGLE INDUSTRIES, INC.
                        CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)

                                  Three Months Ended      Nine Months Ended
                                     September 30            September 30
                                ----------------------  ----------------------
                                    1998       1997        1998        1997
                                ----------  ----------  ----------  ----------
OPERATING REVENUES
 Disposal & service fees        $  285,235  $  301,053  $1,162,797  $1,501,522
 Oil reclamation, sand and
   water sales                     204,967          -      572,478          -
 Oil and gas production             34,991      90,928     198,443     351,954
 Rental income                     181,831      87,930     601,391      90,283
 Gain on sale of operating assets       -          185          -       26,047
 Miscellaneous                       7,824         374       8,229       2,226
                                ----------  ----------  ----------  ----------
  Total Operating Revenues         714,848     480,470   2,543,338   1,972,032
                                ----------  ----------  ----------  ----------

COST OF REVENUES
 Skim oil purchases                125,426          -      392,605          -
 Australian marketing costs         13,694      30,373      68,143     103,591
 Production expenses and taxes         407       3,844       3,029       6,328
 Contract services                   9,086       7,896      32,804      33,190
 Direct materials and supplies      59,103      35,844     177,751     119,886
 Lease costs                        20,961      22,493      74,775     108,746
 Utilities                           7,141      16,476      23,676      41,370
 Depreciation, depletion and
   amortization                    119,540     100,804     357,289     322,722
                                ----------  ----------  ----------  ----------
  Total Costs of Revenues          355,358     217,730   1,130,072     735,833
                                ----------  ----------  ----------  ----------
GROSS PROFIT                       359,490     262,740   1,413,266   1,236,199

OPERATING EXPENSES
 Personnel costs                   105,792      64,256     331,691     200,158
 Advertising and public relations   25,802      10,220     115,392     112,944
 Repairs and maintenance            49,225      37,117     154,911      95,524
 Professional fees                  15,935      10,352     104,258      46,679
 Rent                                2,400       4,343       6,962      14,830
 Taxes                              16,052       4,752      45,212      24,279
 Other expenses                     44,901      31,195     172,780     127,694
                                ----------  ----------  ----------  ----------
  Total Operating Expenses         260,107     162,235     931,206     622,108
                                ----------  ----------  ----------  ----------
INCOME/(LOSS) FROM OPERATIONS       99,383     100,505     482,060     614,091

OTHER INCOME/(EXPENSES)
 Interest and dividend income        7,221       6,297      24,461      27,749
 Interest expense                   (4,506)         -       (8,974)       (518)
 Transfer fees                       2,520       3,275       8,027       8,183
 Gain/(loss) on sale of assets          -       17,228      38,778      25,115
                                ----------  ----------  ----------  ----------
INCOME/(LOSS) BEFORE INCOME TAXES  104,618     127,305     544,352     674,620

 Australian income taxes             2,559      10,497      26,015      55,609
 Income taxes - federal and state  (42,835)    (25,059)     68,214     288,306
 Deferred income taxes             132,318     108,201     148,484     (71,252)
                                ----------  ----------  ----------  ----------
NET INCOME/(LOSS)               $   12,576  $   33,666  $  301,639  $  401,957

Other comprehensive income, net of tax:
 Unrealized gains/(losses)
   on securities                    17,506      20,910      11,355      23,282
 Dividends paid                     (1,012)   (184,614)     (1,012)   (184,614)
                                ----------  ----------  ----------  ----------
COMPREHENSIVE INCOME            $   29 070  $ (130,038) $  311,982  $  240,625
                                ==========  ==========  ==========  ==========
Earnings per Common Share:
Basic                           $     0.02  $    (0.27) $     0.51  $     0.40
                                ==========  ==========  ==========  ==========
Diluted                               0.02       (0.26)       0.48        0.38
                                ==========  ==========  ==========  ==========

See accompanying selected information.

------------------------------------------------------------------------------

                        GOLDEN TRIANGLE INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                       Nine Months Ended
                                                         September 30
                                                   ------------------------
                                                      1998           1997
                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                      $  301,639    $  401,957
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation, depletion and amortization        357,289       322,722
      (Gain) on sale of securities                    (38,778)      (51,158)
      Stock issued for services                           187         2,534
   Decrease in restricted cash                             -          1,576
   (Increase) in receivables                         (519,787)      (96,226)
   (Increase) in inventory                            (19,320)     (197,251)
   Decrease in deferred taxes                         115,300            -
   Decrease in amounts due from/to related parties     15,350        16,934
   Decrease in prepaid expenses and other              11,469            -
   Increase in trade accounts payable                 (27,820)       (6,560)
   Increase in accrued expenses                        89,374       144,328
                                                   ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES             284,903       538,856
                                                   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                (441,181)   (1,306,955)
   Purchase of marketable securities                  (74,482)      (51,108)
   Purchase of treasury stock                              -       (122,094)
   Proceeds from sale of marketable securities
      and other                                       174,796       757,506
                                                   ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                (340,867)     (722,651)
                                                   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing stock                        146,976       178,524
   Loan to related parties                           (113,839)      (98,000)
   Repayment from related parties                      66,416        98,000
   Borrowing under line of credit                     171,200            -
   Repayments on line of credit                       (76,000)           -
   Dividends paid                                      (1,012)      (41,193)
                                                   ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             193,741       137,331
                                                   ----------    ----------
   Increase/(Decrease) in Cash                        137,777       (46,464)

Cash at Beginning of Year                              95,648       298,521
                                                   ----------    ----------
   CASH AT END OF PERIOD                           $  233,425    $  252,057
                                                   ==========    ==========

Supplemental Disclosures - Non-cash Investing and Financing Transactions

   Cash paid for interest                          $    8,974    $      518
   Cash paid for income taxes                          39,998        71,200

   Stock issued for fixed assets                       11,000            -
   Stock issued for services                              187         2,534
   Stock issued from treasury as promotion                 -          4,397
   Stock issued from treasury for Class B
      preferred stock dividends                            -        143,421

See accompanying selected information.

------------------------------------------------------------------------------

                       GOLDEN TRIANGLE INDUSTRIES, INC.
          SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                              September 30, 1998


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation
S- X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


NOTE 2:   CHANGES IN EFFECTIVE INCOME TAX RATES

The Company's effective income tax rate varies between reporting periods because of items currently deductible for tax purposes (primarily depreciation and amortization) that are not currently expensed for financial reporting purposes and the current deduction of items previously expensed for financial reporting purposes but not deducted for tax purposes (related to depletion of royalty interests). In addition, federal income taxes reflect a reduction in taxes due to Alternative Minimum Tax credits that became available in the current year.


NOTE 3:   SALE OF PROPERTY AND ACQUISITION OF PROPERTY

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


NOTE 4:   STOCK TRANSACTIONS AND DIVIDENDS

The Company has issued 8,521 common shares under its Dividend Reinvestment Plan during 1998 for proceeds of $ 89,665. The Company's warrants offering to stockholders, discussed below, resulted in proceeds of $57,363 for the issuance of 4,856 shares.

During March 1998, the Company registered 200,000 warrants (and underlying common shares) for issuance to existing stockholders. This effort was designed to offer existing stockholders the opportunity to increase their holdings in the Company based on one warrant for each four shares held. There was no market to sell these warrants. The warrants were to be exchanged for registered, unissued common shares on a one for one basis. The exercise price of the warrants was $11.8125. This offering has closed.

During the third quarter, the Company's directors voted to eliminate the dividend features of the its Class B preferred stock primarily due to the impact on earnings per share. In conjunction with this decision, the directors also voted to allow holders of the this stock to convert up to 200 of their shares back into common on a one for ten basis, the same basis that common was converted to preferred in 1996. This conversion option is open for three years. In addition to this option to convert 200 shares, after the first year, the directors are to vote on a percentage within the range of 3% to 5% of shares held that may be converted into common. Pursuant to this conversion option, 707 preferred shares have been converted into 7,070 common shares. The effect of the redemption of Class B preferred shares on the Company's earnings per share was calculated and deemed to be immaterial through the period ended September 30, 1998.

During the third quarter, the Company paid dividends of $1,012 on its Class A preferred shares.

In September 1998, the Company filed an S-8 registrationi statement with the Securities and Exchange Commission whereby the Company registered up to 200,000 common shares underlying a Stock Compensation Plan adopted by the directors of the Company. This plan allows the directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors. The plan will allow these service providers and employees to acquire proprietary interests in the Company in exchange for their services. These interests would then participate in the growth and prosperity of the Company and, thereby, provide incentives for high levels of service. No shares have been issued under this plan.


NOTE 5:   ACCOUNTS RECEIVABLE

During the second and third quarters of 1998, accounts receivable have increased significantly. This increase is largely due to an increase in receivables from TransTexas Gas Corporation, the Company's largest customer, due to an internal policy at TransTexas and communication break downs regarding invoices effected by this policy. At September 30, 1998, TransTexas owed the Company $894,226. However, significant collections are expected during the fourth quarter. Based on contacts with TransTexas, no significant reserve for doubtful accounts is deemed necessary at September 30, 1998.


NOTE 6:   GAIN ON SALES OF ASSETS

During the first quarter of 1998, the Company was a beneficiary of efforts to revive a dormant publicly traded entity which the Company had invested in during the early 1980s. The investment had been written off in the late 1980s as being worthless. This entity has been revived by third parties and the Company was able to sell its holdings for $36,721.

During the second quarter of 1998, the Company sold 282 acres out of it Apache Ranch in New Mexico, while retaining grazing rights, at a modest gain of $1,799.


NOTE 7:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the three and nine months ended September 30 as indicated.

                                      Three Months           Nine Months
                                    1998        1997        1998       1997
                                 ---------   ---------   ---------  ---------
Numerator:
 Net income                      $  12,576   $  33,666   $ 301,639  $ 401,957
 Less preferred stock dividends     (1,012)   (184,614)     (1,012)  (184,614)
                                 ---------   ---------   ---------  ---------
 Numerator for basic EPS            11,564    (150,948)    300,627    217,343

 Effect of dilutive preferred
  stock dividends                       -           -           -          -
                                 ---------   ---------   ---------  ---------
 Numerator for diluted EPS       $  11,564   $(150,948)  $ 300,627  $ 217,343
                                 =========   =========   =========  =========
Denominator:
 Basic weighted average shares
   outstanding                     594,494     547,022     587,167    543,266

 Convertible preferred shares       33,740      33,740      33,740     33,740
                                 ---------   ---------   ---------  ---------
 Denominator for diluted EPS       628,234     580,762     620,907    577,006
                                 =========   =========   =========  =========

Basic EPS                        $    0.02   $   (0.27)  $    0.51  $    0.40
                                 =========   =========   =========  =========
Diluted EPS                           0.02       (0.26)       0.48       0.38
                                 =========   =========   =========  =========


NOTE 8:   COMPREHENSIVE INCOME

Other comprehensive income is comprised of unrealized gains/losses on marketable securities and dividends paid. Changes in unrealized gains/losses on marketable securities for 1998 are as follows:

      Balance at December 31, 1997                    $ (31,437)
      Change during 1998                                 11,355
                                                      ---------
      Current balance                                 $ (20,082)
                                                      =========

Dividends paid on Class A Preferred Stock during the third quarter totaled
$1,012.


NOTE 9:   NEW CONTRACTS

During the third quarter, the Company entered into a sand and gravel lease under which the lessee will be allowed to remove all sand and gravel contained in the stockpiles at the Altair property should they so desire. After existing stockpiles have been depleted, the lessee also will be allowed to mine sand and gravel from the land. The contract establishes minimum prices and provides for price increases based on increased sales values for the materials. The contract does not contain an ending date. Management believes that this contract will yield significant revenues over the next three to four years. Due to wet conditions, removal of materials under this contract has not begun until Novermber 1998.


NOTE 10:   RELATED PARTY TRANSACTIONS

During the third quarter of 1998, the Company decided to move its corporate offices to Sugar Land, Texas. The Company had been leasing its offices in Albuquerque, NM from its president. In making the move, the Company desired to continue this relationship and the Company's president agreed to purchase facilities which would serve adequately as the Company's offices. The facilitiew were under construction and changes were made to allow for telephone, fax, and Internet lines and some changes in electricity and lighting. The Company intends to pay for its modifications. The Company advance funds to its president for preliminary cash requirements which are to be repaid when the facilites in Albuquerque have been sold. The Company's president has repaid a portion of these advances. The amounts are presented in the statement of cash flows.

------------------------------------------------------------------------------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


During the first nine months of 1998, the Company has realized significant revenues from the potential that was seen when the Altair property was acquired in 1997. New business activity developed as a direct result of having established a presence in the area includes rental of facilities and heavy equipment, establishment of an oil reclamation facility, and the development of a new salt water disposal facility near El Campo, Texas. During the third quarter, the Company entered into a contract to sell sand and gravel from the Altair property, including stockpiled sand and gravel, as well as sand and gravel to be mined by the lessee. Management believes that this contract will yield significant revenues over the next three to four years.

With activities begun during the last half of 1997 having been fairly well established and contributing to revenues, the addition of new equipment in the first half of 1998, and the signing of a contract for the sale of sand and gravel during the third quarter, management expects the Company to see further improvements in revenues and net income by year end.

As discussed in Note 4 of Selected Information for Consolidate Financial Statements, the Board of Directors voted to voted to eliminate the dividend features of its Class B preferred stock and to allow holders of this stock to convert up to 200 of their shares back into common on a one for ten basis, the same basis that common was converted to preferred in 1996. As a result of SEC guidance issued with respect to beneficial conversion features in connection with convertible preferred stock, the Company was deemed to recognize a noncash gain equivalent to the difference between the current market value of the common shares issued in the conversion and the carrying value of the preferred stock. This gain was determined to be insignificant for shares converted during the third quarter and has not been presented in the financial statements. Subsequent conversions may prove to yield deemed dividends which would impact the Company's earnings per share should market prices for common shares rise prior to conversion of additional preferred shares.

LIQUIDITY AND CAPITAL RESOURCES

Management is pleased to report total assets of $7,414,552 for September 30, 1998, an increase of $617,700 over $6,796,852 on December 31, 1997. This significant increase is shown in the rise in cash balances and accounts receivable augmented by the addition of equipment. Equipment additions consisted primarily of the purchase of trucks and trailers to further develop the oil field services, skim oil purchasing, and trucking operations based out of the Altair property.

Current assets were up when comparing September 30, 1998 to both December 31, 1997 and September 30, 1997. Current assets increased because of increased cash generated by the new Altair operations. Accounts receivable has increased due to the increased activities and due to a problem regarding a TransTexas policy and with a payment slowdown as TransTexas moved its offices during the third quarter. (The Company does a high percentage of this
business with TransTexas Gas Corporation, as discussed below.)   Current
liabilities were reduced slightly when comparing the current balances to the balances at the end of the same quarter in 1997, but were up when compared to balances at December 31, 1997. The increase is due primarily to an increase in accrued income taxes and utilization of a line of credit facility. The borrowings under the existing lines of credit were made initially to participate in an oil and gas lease project. When that project failed to materialize, the funds were used to acquire vacuum trucks and trailers.
These loans are expected to be repaid before year end. It is important to note that the Company has no long-term bank debt and that its property and equipment are free from liens.

The Company's oil field services and rental revenues are derived largely from TransTexas Gas Corporation. (Business with TransTexas represented 43% of the Company's total revenues during the nine months ended September 30, 1998.) The Company has not experienced any significant problems ultimately collecting its receivables from TransTexas and believes that these obligations will continue to be paid as they have in the past. However, during the third quarter, management has devoted substantial time and effort to reconciling a policy problem within TransTexas regarding its approval and payments of bills. It is believed that most, if not all, questions have been resolved and that TransTexas will move to reduce its outstanding balance due to the Company during the fourth quarter. It is expected that the volume of activity and receivables from TransTexas will continue to be significant. Should TransTexas become unable to pay its bills, the Company's related assets and earnings would be adversely impacted. Subject to this consideration, the Company is not aware of any trends or demands that would be likely to reduce its ability to continue its relationship with TransTexas. Management believes that the Company would be able to generate sufficient cash flow to meet its obligations should such adversity occur.

During March 1998, the Company issued warrants to existing stockholders to allow them to expand their holdings through the purchase of additional shares of the Company's unissued common stock. Proceeds from the exercise of warrants totaled $57,363. Additionally, proceeds from the Company's Dividend Reinvestment Plan have totaled $89,892 during the first nine months of 1998. These proceeds were utilized in further development of resources and opportunities available from the Altair property.

RESULTS OF OPERATIONS

A large portion of the basic start-up operations were completed on the Altair property during the last half of 1997 with a favorable impact on revenues reflected in the first three quarters of 1998. Management reports total operating revenues of $2,543,338 for the first nine months of 1998, which is an increase of $571,306 over the first nine months of 1997. This increase is primarily attributable to the Company's new leasing and oil reclamation operations at the Altair property. The Company received income from trucking and equipment services consisting of equipment moving, vacuum truck services, oil transportation, and pad construction. In addition, portions of the property were leased out as "lay-down yards" where drilling companies and operators could store their equipment. When comparing the quarter ended September 30, 1998 to the previous quarter (June 30, 1998) and to the same quarter in 1997, oil and gas production revenues were down because of lower oil prices and a reduced exchange rate from Australia to the United States. In addition, skim oil purchases and sales at the oil reclamation plant were not as high in the second and third quarters as previously anticipated due to lower oil prices.

Costs of revenues increased when comparing the third quarter of 1998 to the third quarter of 1997 primarily because of the skim oil purchases at the Company's skim oil reclamation plant. Salt water for disposal contains residual amounts of oil which can be skimmed and sold to refineries. In addition to skimming the oil from the salt water brought to the Company's own salt water disposal facilities, the Company has been purchasing oil generated from operators of other salt water disposal facilities. Gross margin from oil reclamation is approximately $4 per barrel, excluding transportation costs. However, with the significant reduction in oil prices, less skim oil is available due to the effort required in its collection versus its value.

Total operating expenses increased when comparing the third quarter of 1998 to the third quarter of 1997. The largest increase was in the category of personnel costs. Personnel costs increased as additional employees were hired for the expanding activities based out of the Altair property.
Repairs and maintenance costs increased because of the expansion of the Altair operations with additional equipment to repair and maintain. The categories of public relations and taxes also increased. Because of the higher operating expenses, income from operations was lower for the quarter and nine months ended September 30, 1998 than in comparable periods of 1997.

The Company showed a $.02 basic earnings per share for the third quarter, an improvement over a $.27 loss per share for the same quarter in 1997, but a decrease when comparing to the previous June 30 quarter of $.17 earnings per share. The decrease in net income and earnings per share between the last two quarters was primarily caused by an adjustment in taxes. Declines in net income had also been anticipated during 1998 due to the change in the Company's mix of revenues from primarily salt water disposal with relatively low personnel and maintenance costs to the service and oil reclamation businesses which require greater use of equipment and personnel. Management concentrated its efforts in the first half of 1998 on adding to the Altair operations through purchase of equipment when needed. This has resulted in increased assets and increased revenues for the Company when comparing to
the first half of 1997.   The contract for the sale of sand and gravel from
the Altair property described previously should further enhance revenues and net income for the Company because it will not incur production costs related to these sales. (Sales under this contract began in November 1998.)

Cash flows from operations decreased during the first nine months of 1998 from the first nine months of 1997 largely due to decreased net income and increased accounts receivable as previously discussed. During June 1997, the Company sold the Amando disposal facility and used those proceeds in the purchase of the Altair property (which included the $200,000 increase in inventory). The cash flows for property and equipment in 1998 is primarily for equipment being utilized in the operations based at the Altair property. The proceeds from issuing stock in 1997 and about $90,000 of the proceeds in 1998 are from the Company's Dividend Reinvestment Program. The other portion of the 1998 stock proceeds was from the warrants offering discussed previously.


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


                                   GOLDEN TRIANGLE INDUSTRIES, INC.


November 13, 1998                    /s/ Shawna Owens
                                   Shawna Owens, Treasurer


November 13, 1998                    /s/ Robert B. Early
                                   Robert B. Early, Chief Financial Officer