Form 10-K405
period 1998-12-31
GOLDEN TRIANGLE INDUSTRIES INC/
filed 1999-04-02
CIK 42284

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1998

                       Commission file number 0-8301

                     GOLDEN TRIANGLE INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)


        Colorado                                              25-1302097
   -------------------------------                           ------------
   State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                             I. D. Number)

   6314 Aspen Cove Court, Sugar Land, Texas                      77479
   ----------------------------------------                    ----------
   (Address of principal executive offices)                    (Zip Code)

   Registrant's telephone number, including area code:
                     (281) 565-7300;  fax (281) 565-7301

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common equity held by non-affiliates of the registrant was $4,605,784 as of March 15, 1999, based on the average bid and asked prices of the common stock, $.001 par value, of the registrant, ($8.00 per share) at the close of the market on that day.

The number of shares outstanding of the registrant's common stock as of March 15, 1999 was 607,285 shares.

                             TABLE OF CONTENTS

                                                                      Page
PART I

Item 1.    Business  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     3
Item 2.    Properties   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     6
Item 3.    Legal Proceedings  .  .  .  .  .  .  .  .  .  .  .  .  .     11
Item 4.    Submission of Matters to a Vote of Security Holders .  .     11

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters   .  .  .  .  .  .  .  .  .  .  .  .     11
Item 6.    Selected Financial Data  .  .  .  .  .  .  .  .  .  .  .     13
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations  .  .  .  .  .  .  .     13
Item 7a.   Quantitative and Qualitative Disclosure About Market Risk    17
Item 8.    Financial Statements and Supplementary Data   .  .  .  .     17
Item 9.    Changes in and Disagreements with Accountants .  .  .  .     18

PART III

Item 10.   Directors and Executive Officers of the Company  .  .  .     18
Item 11.   Executive Compensation   .  .  .  .  .  .  .  .  .  .  .     19
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     20
Item 13.   Certain Relationships and Related Transactions   .  .  .     21

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           8-K .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     22
           Signatures   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     23

           Index to Consolidated Financial Statements .  .  .  .  .    F-1

                                  PART I

ITEM 1.  BUSINESS

(a) General Development of Business

Golden Triangle Industries, Inc. (the "Company" or "GTII") was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. The Company was organized primarily to acquire and hold royalties on oil and gas properties. During the past six years the Company has diversified and expanded its business to include salt water disposal and oil field service operations. It has also acquired and holds a variety of other interests, primarily as a passive investor. See
Item 2 for a description of the Company's properties. During 1996 the Company's name was changed to Golden Triangle Industries, Inc. to reflect the expansion in the Company's core business from oil and gas royalties to its broader base of activities.

In June 1997, the Company acquired a property in Texas (the "Altair Property"), covering 2,738 acres which contained materials and facilities readily convertible to use by the Company. This property is also suitably located to support expansion of oil field services into a new geographic area. During 1998, the Company expanded its operations at the Altair with trucking and equipment services, oil reclamation plant, and sand and gravel
sales.    See Item 2. Properties (b) Altair Property, for additional information.

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

Net Royalty Acre - generally, a measurement of royalty or overriding royalty and the equivalent of the full customary one-eighth royalty of the gross production or revenue free and clear of exploration, drilling and production costs from one acre of land. The number of net royalty acres used in this report applies to figures as of December 31, 1998, and the number will change as relinquishments take place on the ATPs, as an ATP expires or is canceled, or any new areas are added.

Overriding Royalty Interest ("ORRI") - an interest carved out of the lessee's leasehold or working interest. The amounts payable from ORRIs are payments calculated as a percentage of either gross production or the gross revenues of the working interest (based on the wellhead price) from a concession or lease, usually free and clear of all exploration, drilling and development, and production costs, except for any applicable taxes and federal levies. In calculating the wellhead price, pipeline and trucking costs have already been deducted from the refinery price. The overriding royalties discussed herein are generally expressed as a percent of the gross production.

Royalty - generally, a share of the production reserved by the grantor of an oil or gas lease or concession. The royalty interest is customarily free of cost or expense incident to exploration, development or production, except for production or gathering taxes. The royalty is part of the consideration for the grant of the lease or Authority to Prospect.

Working Interest ("WI") - all or a fractional part of the ownership rights granted by a concession or lease. The owner(s) of a WI or a part thereof pays the costs of operations and is entitled to the gross production, less royalties retained by the grantor or lessor, and less ORRIs or other non operating interests created and assigned from the working interest. The owner of a WI may incur operating expenses in excess of income.

Carried Working Interest - a WI assigned to a third party (or third parties)who has agreed to pay all of the costs of drilling, equipping, and operating the underlying lease until they have recouped all of their costs or some other contractual amount from the revenues of the lease (referred to as the time of payout) . At the time of payout, the interest is reassigned back to the original owner who then shares pro rata in the ongoing costs and revenues as a regular WI owner.

(b) Financial Information About Industry Segments

In the fiscal year ending December 31, 1998, the Company's revenues, operating profits, and identifiable assets were attributable to its salt water disposal and oil field service operations, acquisition and ownership of interests in oil and gas leases, and rental of Company assets. (See Items 6 and 8, "Selected Financial Data" and Note 12 to Consolidated Financial Statements at Item 8.)

(c) Narrative Description of Business

General - Salt Water Disposal and Oil Field Services

Through several of its subsidiaries, GTII is engaged in the salt water disposal business, with injection facilities located in the top gas producing counties in Texas. The oil industry of the United States produces more salt water than oil, and governmental regulations require any salt water produced from oil or gas wells to be injected back into the ground in another salt water bearing zone to protect all fresh water zones from being contaminated. Producers separate the salt water from the produced gas and oil and truck the salt water from locations at which it is produced to GTII's disposal sites. There the water is collected in storage tanks and then injected back into a suitable formation. A fee is charged per barrel or per load for this service. The collection of accounts receivable from oil and gas producers for the Company's salt water disposal and oil field services represents a risk factor in this service business.

During 1998, approximately 44% of the Company's revenues attributable to this line of business were billed to a single customer, TransTexas Gas Corporation. Another 18% was billed to a second long-time customer, Med Loz Trucking. The loss of either of these customers could have a material adverse effect on the Company's business as a whole. Management does not foresee the loss of these customers, but continues to take steps to expand the business into other areas and gain additional customers to prepare for this possibility. In addition, the Company has sold all of its reclaimed oil to a single entity. These sales were 24% of total revenues.
Mechanical problems with a disposal well, surface owners not renewing a lease, or a competitor installing a new disposal facility in the Company's service area are other risk factors associated with salt water disposal operations generally. GTII has not encountered any problems of this nature in its operations to date and does not anticipate that any such developments are likely to be encountered in connection with its operations in the near future.

The continued profitability of the salt water disposal and oil field service business is dependent upon stable or increased oil and gas prices causing additional oil and gas production in the Company's service area. This business is also subject to environmental considerations and must comply with governmental regulations. See "Governmental Regulation" below.

During 1998 and the two prior fiscal years, the Company's salt water disposal and oil field service business has contributed $2,139,843, $2,003,993, and $2,239,670 or 68%, 81%, and 90% of total consolidated revenues. During the same time period, oil and gas revenues have contributed $258,725, $448,359, and $311,221 or 8%, 18%, and 13% of total consolidated revenues. Sales of reclaimed oil contributed 24% of total revenues in 1998.

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

Competition

The oil and gas industry is highly competitive in all of its phases, with competition for favorable producing royalties and overriding royalties being particularly intense. In the salt water disposal business, salt water disposal wells operated by other companies, as well as oil and gas producers adding their own injection wells, provides competition. An awareness of these factors, causes the Company to seek to provide the best possible services at competitive prices. There are no limitations on entry into the business of providing oil field support services. As the Company has moved in this direction, it has recognized this fact by providing its services at competitive rates and constantly monitors the market for
adjustments in its pricing structure that might be required   The Company
believes that price, geological and geophysical skill, and familiarity with an area of operations are the primary competitive factors in the identification, selection, and acquisition of desirable leases, both for salt water disposal and oil and gas interests. When attempting to purchase interests in such properties, the Company competes with independent operators and occasionally major oil companies, a number of which have substantially greater technical and financial resources than the Company.

Governmental Regulation

Oil and gas operations are subject to federal, state and local laws and regulations governing waste, environmental quality, pollution control, conservation and other measures regarding environmental and ecological matters. The Company's salt water disposal business is operated under permits from the Texas Railroad Commission and the Texas Natural Resource Conservation Commission. Failure to comply with applicable regulations could result in interruption or termination of the operations. Additionally, upon cessation of use, disposal wells must be plugged and the sites cleaned up to applicable standards. It is impossible to predict the impact of environmental legislation and regulations on the Company's operations and earnings in the future. However, compliance could require the Company to make capital expenditures and could adversely affect earnings.

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

Foreign Currency

Due to the nature of the Company's activities in Australia, portions of the Company's operating capital may at times be held in various foreign currencies. The Company does not maintain a bank account in Australia. However, the Company does have receivables from Australian oil production. These receivables are accrued in U.S. dollars based on production. The existence of revenues generated under a foreign currency subjects the Company to a limited risk of currency fluctuation and changes in rates of conversion for different currencies. Any fluctuations in the value of the accrued receivables and actual receipts have been immaterial. The Company does not engage or expect to engage in any hedging or other transactions that are intended to manage risks relating to foreign currency fluctuations. Additionally, revenues generated in foreign countries in which the Company has or may acquire interests may be subject to governmental regulations which restrict the free convertibility of such funds, and all remittances of funds out of these countries might require the approval of the applicable government's exchange control agency. Presently, the Company experiences no difficulties with the free convertibility of funds from Australia. In the Company's opinion, the foreign exchange control laws currently in effect in Australia do not unreasonably delay the remittance of funds generated in Australia to the United States.

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

The Company's income is also subject to taxation under the United States Internal Revenue Code of 1986, as amended (the "Code"). The Code provides that a taxpayer may obtain a tax credit for certain taxes paid to a foreign country or may take a deduction for such taxes. A tax credit is generally more favorable than a deduction. However, the particular tax circumstances create differing benefits in varying situations. The tax credit applicable to particular foreign income arises when such income is included in the Company's taxable income under the provisions of the Code. There are, however, substantial restrictions and limitations on the amount of the tax credit that can actually be claimed. See Note 6 of the Notes to Consolidated Financial Statements at Item 8.

Employees

At March 15, 1999 the Company and its subsidiaries employed thirty-nine individuals (including the executive officers).

(d) Financial Information About Foreign and Domestic Operations

See Note 12 to Consolidated Financial Statements at Item 8.

ITEM 2.  PROPERTIES

(a) Properties Attributable to Salt Water Disposal and Oil Field Services

GTII currently owns seven salt water disposal facilities. Salt water is produced along with oil and gas, and governmental regulations require the salt water to be disposed of in an environmentally safe manner. The Company is in the primary business of injecting the salt water back into the ground into another salt water bearing zone to protect all fresh water zones from being contaminated. The Company is paid a fee on a per barrel or per load basis for this service by the oil and gas producers whose operations produce the salt water that requires disposal.

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

Because of the favorable results from its salt water disposal facilities in 1994, GTII continued expanding this business during 1995 by purchasing the County Line Disposal facility, and opening a new disposal facility, OCR's Chihuahua facility. During 1996 the Company acquired the Amando Disposal Facility, granting the seller an option to repurchase it at any time within five years, and during 1997, the seller, TransTexas Gas Corporation, exercised its option. Upon exercise of the option, TransTexas paid cash of $410,913, and agreed to make improvements, which the Company valued at $269,000, to the Altair property (see (b) Altair property).

GTII acquired a new saltwater disposal facility near El Campo, Texas, during 1997. This new facility, named Transcon Spanish Camp, is located near producing gas wells. This facility was placed into service during the first quarter of 1998.

With the exception of Transcon Spanish Camp, all of GTII's disposal sites are located in the Texas counties of Webb and Zapata. Based on reports published annually by the Texas Railroad Commission, the Company understands that Webb County produces more gas than any other Texas county, while Zapata County varies in rank between second or third from year to year. As there are few other facilities located in the two county area, GTII benefits from limited competition. Based on reserve estimates published by the U.S. Department of Energy, and publicly available information on the volume of gas produced annually from the two county area, the Company believes that production could continue at the present rate for twenty years or more, provided the price of natural gas remains at a level that is sufficient to support such production. In summary, the Company believes that gas production, along with the associated salt water production in GTII's service area, should be substantial for years to come. GTII's total revenues from disposal fees as described above, and other oil field service revenues (described in the following paragraph) totaled $2,139,843 during 1998.

In addition to salt water disposal services, the Company provides oil field services such as heavy equipment rentals, trucking services, fresh water supply, back filling drilling mud pits, sand blasting, and steam cleaning. Additional information on the salt water disposal business is available at "Narrative Description of Business" under "General - Salt Water Disposal and Oil Field Services."

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

(b) Altair Property

During 1997, GTII acquired the Altair, a 2,738 acre property, located approximately 45 minutes from Houston, Texas, for a purchase price of $1,096,100. This property is located in an area of active oil and gas production and sits along a trend line which has seen significant recent exploratory drilling. Existing assets included approximately 90% of mineral rights, fresh water supplies, a substantial quantity of stockpiled sand and gravel, two usable buildings, and areas suitable for lay down yards for drilling companies. The property also contains sand and gravel which are available for excavation/mining and six plugged gas wells. The Company plans to exploit the undeveloped sand and gravel reserves and to re-evaluate the production potential of the gas wells. The prospects of leasing the property for exploration of deeper zones indicated by geological trends across the area is also expected to be examined.

Beginning in the last quarter of 1997, the Company earned revenues from this property from rental of its buildings and lay-down areas, sales of fresh water, and sales of sand and gravel. Because of its location, the Company has also established and received revenues from an oil reclamation plant and oil field service business based on the rental of heavy equipment for oil field use. The oil reclamation plant, established in the last quarter of 1997, is designed to accept oil generated from saltwater disposal and other off-grade or unwanted oil, run it through a blending process, and sell it to oil refineries. This facility is presently the only one of its type in the surrounding area.

GTII increased revenues during 1998 further with its new trucking and equipment services based at the Altair. With the purchases of additional trucks, trailers and bulldozers, the Company is providing the following services to oil and gas operators: equipment moving, vacuum services, oil transportation, drilling pad construction and leasing of equipment. GTII also plans to construct a saltwater disposal facility on the property and is
considering other potential activities.   During the last quarter of 1998
the Company signed a contract for the sale of sand and gravel from the Altair. The contract will pay royalty payments of $0.80 per ton on sand that is stockpiled and $0.50 per ton for sand that is mined. Every six months the royalty payment will be adjusted if necessary to compensate GTII if the average sales price of sand increases. GTII will be paid $0.70 per
ton for any gravel that is mined from the Altair.   Management estimates
that there are approximately 2 million tons of sand currently stockpiled with an additional 8-12 million tons that can be mined. In addition, there are approximately 5-8 million tons of gravel that can be mined. GTII began receiving revenues from the sand and gravel contract subsequent to the year end (first quarter of 1999).

(c)  Apache Ranch

GTII owns the 13,500 acre Apache Ranch which adjoins the Mescalero Indian Reservation and ski resort area near Ruidoso, New Mexico. To date, activity related to this ranch property has included land sales (financed by the Company) in 1995 and 1996, revenues from cattle grazing leases in the 1995-1998 period, and hunting permits in 1996. See Note 2 of Notes to Consolidated Financial Statements at Item 8.

(d) Oil and Gas Properties

General

As of December 31, 1998, the Company owned royalty interests, ORRIs and working interests attributable to oil and gas wells located in the United States, Canada, and Australia. In the United States, the Company's interests are located in the states of Arkansas, Colorado, Kansas, New Mexico, Oklahoma, Texas, and Mississippi. The majority of the Company's oil and gas interests are royalties or ORRIs. The Company also holds working interests in the United States and in Australia.

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

The Company has ORRI in 1,923,716 net royalty acres under 23,791,200 gross surface acres in Australia. Unlike working interests, ORRIs do not require that the Company bear any portion of exploration or drilling expenses to develop the property. In addition, the Company holds 117,300 net working interest acres under 1,564,000 gross working interest acres.

Oil revenues from Australia during 1998 totaled $195,150 from ATP 267 and ATP 299, before transportation costs to market of $86,811. No revenues were generated by the other ten ATPs during 1998.

Reserves

The majority of the Company's reserves are attributable to properties in which the Company owns ORRI and royalty interests. Data necessary for the computation of reserve estimates for such properties is not available to the Company without the incurrence of unreasonable effort and expense. If estimates of proved reserves were available for such properties, the Company believes that reserves attributable to ATP 299 in Australia would account for the majority of the proved oil reserves attributable to these interests. The working interest holders of the properties under which the Company holds royalty interests and ORRIs have not supplied the Company with information deemed necessary for meaningful reserve calculations. Most of the Company's domestic royalty interests are small, and the Company is of the opinion that obtaining information necessary for meaningful reserve calculations for these interests would involve unreasonable effort or expense. Oil production attributable to the Company's royalty and ORRIs provided approximately 95% of the Company's income attributable to oil and gas properties during the year ended December 31, 1998.

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

                           United States           Australia
                        Average Sales Price    Average Sales Price
 Fiscal Year Ended       Oil           Gas            Oil
 -----------------     ------       ------         -------
 December 31, 1998     $12.22       $ 1.82         $US15.23
 December 31, 1997     $19.21       $ 1.82         $US20.55
 December 31, 1996     $20.43       $ 1.91         $US21.72

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

WORKING INTERESTS - AUSTRALIA

The table below sets forth the undeveloped acreage in Australia in which the Company held WI as of December 31, 1998. Working interests are acquired by the Company with the intention to farm out operations while retaining an ORRI or carried working interest.
                                                    GTII's          Net
                                   Gross           Working           WI
                    Area           Acres           Interest        Acres
                    ----        ---------          --------        ------
                     538        1,104,000            7.5%          82,800
                     554          460,000            7.5%          34,500

Recent Developments - WI

Subsequent to the year end, the Company acquired a 20% working interest in an entity seeking six concessions surrounding and in the immediate Cooper-Eromanga Basin, one of the most prolific oil and gas producing areas in Australia. These six concessions cover approximately 4,397,000 gross acres. Santos Ltd., as well as other major oil and gas companies, are very active in and around the Cooper-Eromanga Basin.

Subsequent to the year end, Dyad-Australia, Inc. entered into an agreement with a major U.S. energy concern whereby significant exploratory work will be funded on ATP 554P including new seismic acquisition and the drilling of at least one exploratory well. The specific terms are subject to a confidentiality agreement; however the exclusive right to market all hydrocarbons from ATP 554 was assigned to that major U.S. energy concern. GTII's ultimate economic interest in ATP 554 will depend on the level of expenditures by the parties to the agreement and on the level and timing of partial reimbursement of expenditures by Dyad and GTII. At present GTII holds a 7.5% interest which is subject to an immediate reduction to 4.875% as a result of the funding arrangement.

ROYALTY AND OVERRIDING ROYALTY INTERESTS - DOMESTIC AND CANADA

The Company owns royalty interests and ORRIs in oil and gas wells primarily located in the states of Arkansas, Colorado, Kansas, New Mexico, Oklahoma, Mississippi, and Texas. During 1996, the Company acquired ORRIs in four producing wells in Texas and four producing wells in Mississippi. During 1997, the Company acquired ORRIs under two production units in Canada.
These production units consist of the consolidation of numerous leases and, between the units, contain more than 200 wells. The Company had no ORRIs in undeveloped acreage in the United States, as of December 31, 1998.

Also see (d) Oil and Gas Properties - General.

OVERRIDING ROYALTY INTERESTS - AUSTRALIA

The following table sets forth the ATP number of each Australian concession in which the Company had an ORRI as of December 31, 1998 and upon which productive wells had been drilled, the percentage interest of the Company therein, the number of such wells, the gross acreage of each concession, and the net royalty acres held in each concession.
                                         GTII's         Net
      Area &            Gross            Royalty       Royalty
   No. of Wells         Acres           Interest       Acres
------------------     -------         ----------     -------
267 - 21 oil wells     552,000         2.6064700%     115,102
299 - 65 oil wells     588,800         1.6364559%      77,084

The following table sets forth the undeveloped acreage in which the Company had ORRIs in Australia as of December 31, 1998.

                                 GTII's        Net
                     Gross      Royalty      Royalty
        Area         Acres      Interest      Acres
        ----        -------     --------    --------
        333*         92,000      0.200%        1,472
        415         680,800      1.463%       79,681
        538       1,104,000      0.623%       55,023
        542       1,932,000      1.200%      185,472
        543*      1,545,600      0.500%       61,824
        550         552,000      0.500%       22,080
        560*        846,400      0.800%       54,170
        582       6,716,000      1.000%      537,280
        615       9,181,600      1.000%      734,528

*Reserves have been discovered on these concessions, but production has not begun due to transportation and marketing considerations. GTII looks forward to increased revenues when these wells come on line.

The total of the producing and non-producing acreage in Australia under which GTII holds ORRI interests is 1,923,716 net royalty acres under 23,791,200 gross surface acres.

Recent Developments - ORRI

After record years in 1996 and 1997 with twenty-eight successful oil wells completed on ATP 299, Santos, the operator controlling the prospect, continued a successful drilling program in 1998 with the completion of seven more new oil wells.  Following is a list of the new wells completed as
producers:   Kooroopa North #2, Ipundu #13, Ipundu #14, Ipundu #15, Ipundu
North #11, Talgeberry #7, and Ipundu #4A.

There are now 65 wells in twelve different fields on ATP 299 from which GTII receives revenues. GTII acquired additional interests in ATP 299 during 1997, bringing GTII's ORRI in this ATP to 1.6364559291% of gross production, less transportation costs. Each oil field has numerous undrilled locations, indicating upside potential for the further development of ATP 299.

GTII also purchased additional interests in ATP 267 during 1997 bringing GTII's total ORRI in ATP 267 to 2.60647% of gross production, less transportation costs. There are currently 21 producing oil wells on this concession from which GTII receives revenues.

In addition to the drilling success on ATP 299 during 1998, seismic surveys were conducted on three concessions where GTII holds interests. A 50 kilometer seismic survey was completed on ATP 267, a 153 kilometer seismic survey was completed on ATP 299, and a 176 kilometer seismic survey was completed on ATP 543. Two unsuccessful wells were drilled, one on ATP 267 and one on ATP 415.

The Company understands that there have been less than 7,000 wells drilled in the entire country of Australia, which is basically the same size as the continental United States. Current technology coupled with better understanding of the geology has led to substantial discoveries both onshore and offshore Australia.

(e) Office Facilities

The Company's corporate office was located at 8504 Sonoma Valley N.E., Albuquerque, New Mexico 87122 through a portion of 1998, and then moved to its present location at 6314 Aspen Cove Court, Sugar Land, Texas 77479. The office is leased from Kenneth Owens, Chairman of the Board and President.
In
addition, the Company has offices in Zapata, Texas and on the Altair property. Rent in the amount of $10,000 was paid to Kenneth Owens in 1998 for these facilities. The Company also has an office at 104 Fossil Court, Springtown, Texas 76082, which handles the stock transfer agent duties and other duties for the Company. No rent payments were made in 1998 for these facilities. The Company believes its office facilities are adequate for the next year.

ITEM 3.  LEGAL PROCEEDINGS

As of March 15, 1999, there were no material legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their properties was the subject.

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

               Year Ended December 31, 1998    Year Ended December 31, 1997
                   High           Low               High           Low
                 -------        -------           -------       --------
1st Quarter      $14.375        $7.2500           $10.283       $ 7.4375
2nd Quarter       13.125         7.5000             8.313         6.5625
3rd Quarter       11.000         5.5000            20.750         7.4375
4th Quarter       11.500         5.0625            23.250        11.7500

Note: The prices reported for the first two quarters of 1997 have been adjusted to give retroactive effect of the Company's 1-for-3.5 reverse split that was effective May 1997.

As of March 15, 1999, there were approximately 11,800 holders of record of the Company's Common Stock, plus an undetermined number of stockholders who hold their stock in street name.

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

IMPORTANT: The above is only a brief outline of the Plan. Complete details of the Plan were mailed to all shareholders during 1996. Before enrolling, shareholders should review the information received, or obtain complete information on the Plan by requesting a copy of the Dividend Reinvestment and
Stock Purchase Plan from the corporate office.

The Company has registered 1,000,000 shares of common stock under the Securities Act for sale by GTII pursuant to the Plan, which may be used at the Company's discretion. During 1998 shares for the Plan were purchased both in the open market and from the registered Company stock. An average of
76 stockholders per month purchased shares through the Plan during 1998.

Preferred Stock

During 1996, shareholders authorized an amendment of the Articles of Incorporation of the Company, under which 1,000,000 preferred shares are authorized for issuance, with directors given the authority to subdivide the stock and assign the various rights to each class. Directors created Class A and Class B preferred shares and authorized a program whereby shareholders could exchange their common stock for preferred stock at a rate of one share of preferred received for each ten shares of common surrendered. The offer expired on August 30, 1996. The program resulted in the exchange of 2,001,710 common shares for 11,856 Class A preferred shares, and 188,585 Class B preferred shares. As a result of the 1-for-3.5 reverse stock split effective May 20, 1997, there were 3,371 preferred A shares and 53,903 preferred B shares issued and outstanding. Neither class of preferred stock was registered. As a result, any transfers carry trading restrictions associated with unregistered shares and there is no established market for such shares.

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

Class B Non-Convertible Preferred Stock - Class B preferred stock was issued as non-convertible with an annual cash dividend of $0.20 per share and a stock dividend. The cash and stock dividends were paid in 1997. However, during 1998, the Company's directors voted to eliminate the dividend features of its Class B preferred stock primarily due to the impact on earnings per share. In conjunction with this decision, the directors also voted to allow holders of the stock to convert up to 200 shares of their shares back into common on a one for ten basis, the same basis that common was converted to preferred in 1996. A shareholder still holding Class B preferred stock has the same voting rights as if all preferred shares held were common shares (1 preferred share equals 10 common shares).

ITEM 6.  SELECTED FINANCIAL DATA

                                    Years Ended December 31
                      1998       1997        1996        1995       1994
                 ----------  ----------  ----------  ----------  ----------
Revenues         $3,132,602  $2,481,715  $2,489,295  $2,676,204  $2,471,196

Net income       $  266,482  $  438,784  $  351,195  $  683,169  $  548,593

Net income
 per share(1)
 - basic         $      .45  $      .46  $      .45  $      .62  $     0.15
 - diluted       $      .43  $      .46  $      .45  $      .62  $     0.15

Total assets     $7,309,674  $6,796,852  $6,113,063  $5,927,676  $4,565,770

Long-term debt   $       -   $        -  $        -  $   19,486  $    5,991

    (1) Net income per share has been restated to reflect the 1-for-2.5 reverse split in 1995, and the 1-for-3.5 reverse split in 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Management reported total assets of $7,309,674 at December 31, 1998, an increase of $512,822 over December 31, 1997, and an increase of $1,196,611 over December 31, 1996. The increase in 1998 was a result of increased receivables. Equipment additions during 1998 equaled depreciation and consisted primarily of the purchase of trucks and trailers to further develop the oil field services and rentals and oil reclamation facilities based out of the Altair property. The increase in 1997 was primarily attributable to the major land acquisition of the Altair property near Houston, Texas for $1,096,100, during the second quarter. The categories of land, buildings, and inventory increased because of this acquisition.

During the period 1996-1998, the Company has been able to generate cash in amounts that were adequate to meet its cash needs. The ratio of current assets to current liabilities represents the Company's liquidity. The liquidity ratio at December 31, 1998 was 6.06:1 compared with 7.34:1 at December 31, 1997 and 8.31:1 at December 31, 1996. Current assets were up when comparing 1998 to both 1997 and 1996. When comparing 1998 to 1997, the primary increases in current assets were shown by the rise in cash balances
and accounts receivable generated from the Altair operations.   When
comparing to 1996, one major increase was in inventory, which reflects raw materials inventory acquired in connection with the Company's purchase of the Altair property. Current liabilities increased when comparing 1998 to 1997 and 1996, because of short-term bank notes.

Cash flows provided by operating activities for 1998 decreased when comparing to 1997 and 1996 primarily because of a significant increase in accounts receivable during 1998 (previously discussed). The change in cash flows used in investing activities between 1997 and 1998 was primarily attributable to purchases of property, equipment and inventory (Altair) during 1997. Cash flows provided by financing activities for 1997 increased over 1996 primarily due to the sale of common stock through the Company's Dividend Reinvestment and Stock Purchase Plan and to short term borrowings In lieu of cash proceeds on a portion of the sales price of the Amando facility, the Company received $174,000 in non-cash improvements to the Altair property. The Company is to receive $95,000 in additional non-cash improvements subsequent to December 31, 1998.

The Company's cash position was up when comparing December 31, 1998 to December 31, 1997 because of a lull in expansion activities at the Altair at the end of 1998, and because there was a large cash outlay in 1997 for the purchase of the Altair property and equipment for services and rental and oil reclamation.

It is important to note that the Company has no long-term bank debt and its property and equipment are free from liens. The Company has no commitments for capital expenditures as of December 31, 1998. GTII plans to continue its policy of acquiring property and equipment primarily out of cash flows from operations as it has during the past. However, the Company has established a line of credit totaling $275,000 for short term acquisition needs expiring in December 1999. The bank line of credit is at prime rate plus 2%, currently 10.5%, is secured by accounts receivable, and requires interest to be paid monthly. The Company borrowed $171,200 through this line of credit during 1998 to meet cash flow requirements, and this balance was outstanding at December 31, 1998. The Company has no plans to incur long term debt.

The Company's salt water disposal and oil field services business has a major customer, TransTexas Gas Corporation, upon which the Company is relatively reliant. TransTexas accounted for approximately 44% of the Company's disposal and oil field service revenues during 1998. Receivable balances for TransTexas at December 31, 1998 and 1997 were approximately 78% and 39% of the total of receivables then outstanding. TransTexas has historically paid bills from two to six months after incurrence. A second customer, Med Loz Lease Service, Inc. was responsible for 18% of the Company's disposal and oil field service revenues in 1998 and represents 4% of the accounts receivable balances at December 31, 1998. The Company has not experienced any significant problems ultimately collecting its receivables and believes that these obligations will continue to be paid as they have in the past.
However, during the third quarter of 1998, management devoted substantial time and effort to reconciling a policy problem within TransTexas regarding its approval and payment of bills. It is believed that most, if not all, questions have been resolved and that TransTexas will move to reduce its outstanding balance due to the Company. It is expected that the volume of activity and receivables from TransTexas will continue to be significant. Should TransTexas become unable to pay its bills, the Company's earnings would be adversely affected, as would the liquidity and overall financial position of the Company.

Subject to the considerations discussed in the preceding paragraph, the Company is not aware of any trends or demands that would be likely to reduce its ability to generate cash sufficient to meet its needs in any material way.

During 1997, the Amando disposal facility was sold to TransTexas Gas Corporation for cash of $410,913 plus an arrangement whereby TransTexas would make certain improvements to the Altair property. The Company estimated the value of these services at a minimum of $269,000 which was added to the cash in recognizing a total sales price of $679,913 for the Amando facility. Of the $269,000, services valued at $174,000 were completed prior to December 31, 1997, leaving $95,000 for the drilling of a disposal well to be completed after that date. This amount is included in accounts receivable-trade. The improvements completed on the Altair include rebuilding two office/storage facilities, clearing land, building new gates, and providing water tanks and pumps. Additionally, in lieu of a portion of the work planned for the Altair property, TransTexas has reworked a salt water disposal well at El Campo (Transcon Spanish Camp).

Because the location of the Altair property offers opportunities for expansion of business related to salt water disposal and oil field services, the Company spent approximately $300,000 in 1997 and approximately $400,000 in 1998 acquiring bulldozers, trucks, trailers and other pieces of heavy equipment to be utilized in its oil field services and reclamation activities. The Company also spent $44,500 during 1997 to increase its existing interests in two producing Australian properties, ATP 299 and ATP 267.

The Company has made no firm commitments to acquire additional assets. However, as acquisition opportunities relating to its business segments become available, management expects to make additional acquisitions. No budget has been established for such acquisitions and the rate or dollar amount of acquisitions which may occur are unpredictable. It is anticipated that all acquisitions will be funded out of cash flows from operations. However, the Company, as mentioned above, has established a line of credit totaling $250,000 that is available for temporary cash flows augmentation whenever it becomes important to make acquisitions at particular times when cash balances happen to be inadequate. Management has no plans or intention to incur long term debt in order to finance such acquisitions.

During March 1998, the Company issued warrants to existing stockholders to allow them to expand their holdings through the purchase of additional shares of the Company's unissued common stock. Proceeds from the exercise of warrants totaled $57,363. Additionally, proceeds from the Company's Dividend Reinvestment and Stock Purchase Plan totaled $95,749 during 1998. These proceeds were utilized in further development of resources and opportunities available from the Altair property.

Results of Operations

Total operating revenues increased to $3,132,602 for the year ended December 31, 1998, an increase of $650,887 over the year ended December 31, 1997. Proceeds received from the oil reclamation plant on the Altair property caused this favorable impact on total revenues. The category of oil field services, rentals and disposals declined when comparing 1998 to 1997 due partially to the fall of oil prices. The decline of oil prices in 1998 caused oil companies to be less active and therefore require the Company's oil field services less.

Management expects revenues to continue to increase from the Altair property for several reasons. First, a contract was signed during 1998 for the sale of sand and gravel from the property. Management estimates that there are approximately 2 million tons of sand currently stockpiled with an additional 8-12 million tons that can be mined. In addition, there are approximately 5-8 million tons of gravel that can be mined. GTII began receiving significant revenues from the sand and gravel contract subsequent to the year end (first quarter of 1999). Second, with the purchase of additional equipment during 1998, the Company's equipment and trucking services consisting of equipment moving, vacuum truck services, oil transportation, pad construction and leasing should provide increased revenues.

Oil and gas production revenues were down when comparing the year ended December 31, 1998 to the two previous years because of much lower oil prices during 1998 and a reduced exchange rate from Australia to the United States. However, production volumes for the last three years have increased
significantly.   Seven new successful oil wells were drilled on ATP 299
during 1998. These new wells, when added to the twenty-eight new wells completed in 1997 and 1996, will continue to increase production volumes. In addition to the increased oil sales, GTII also increased its interest in both ATP 299 and ATP 267 during 1997. The operator of ATP 299 plans to continue its aggressive drilling program.

Costs of revenues as a percentage of revenue has increased from 41% of operating revenues in 1996 to 51% in 1998. This increase is directly related to skim oil purchases at the Company's skim oil reclamation plant. Oil is contained in residual amounts in salt water brought to the disposal facilities. The Company skims oil from the salt water from its own facilities as well as purchasing oil generated from non owned facilities. Gross margin from oil reclamation is approximately $4 per barrel, excluding transportation costs.

Operating expenses did not change materially between 1996 and 1997, but did increase during 1998. The largest increase was in the category of personnel costs. Personnel costs increased as additional employees were hired for the expanding activities based out of the Altair property. Professional fees (legal and accounting) also increased. Because of the higher operating expenses, income from operations and net income were lower for the year ended December 31, 1998 than in comparable periods of 1997 and 1996. Basic earnings per common share showed no material change when comparing the last three years.

Quarterly Results

The following table presents selected unaudited operating results for the four quarters in the two years ended December 31, 1998 and 1997. The information has been prepared on the same basis as the audited financial statements and, in the opinion of the Company, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented.

                                  1st       2nd          3rd       4th
                               --------   --------   ---------   --------
Year ended December 31, 1998:
   Net sales                   $995,271   $833,219   $ 714,848   $589,265
   Gross profit                 420,445    478,950     359,490    265,797
   Income from operations       237,373    145,303      99,383    (61,450)

   Net income                  $188,517   $100,545   $  12,576   $112,473
   Preferred stock dividends         -          -       (1,012)        -
                               --------   --------   ---------   --------
   Net income available to
     common stockholders       $188,517   $100,545   $  11,564   $112,473
                               ========   ========   =========   ========

   Earnings per share
     Basic                     $   0.32   $   0.17   $    0.02   $  (0.06)
                               ========   ========   =========   ========
     Diluted                   $   0.31   $   0.16   $    0.02   $  (0.06)
                               ========   ========   =========   ========

Year ended December 31, 1997:
   Net sales                   $762,913   $728,649   $ 480,470   $509,683
   Gross profit                 493,916    479,543     252,740    291,412
   Income from operations       302,626    210,960     100,505     54,265

   Net income                  $152,679   $215,612   $  33,666   $ 36,827
   Preferred stock dividends         -          -     (184,614)        -
                               --------   --------   ---------   --------
   Net income available to
     common stockholders       $152,679   $215,612   $(150,948)  $ 36,827
                               ========   ========   =========   ========

   Earnings per share
     Basic and diluted         $   0.27   $   0.39   $   (0.26)  $   0.06
                               ========   ========   =========   ========

Income Taxes

The Company anticipates that it will continue to generate taxable income sufficient to realize deferred tax assets, based on historical performance. See Note 6 to Consolidated Financial Statements for disclosure of book vs. tax differences.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk, or (b) the earnings effect of the hedged transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged, and shall be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

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

Year 2000 Compliance

The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for certain dates such as 9/9/99. The year 2000 is also a leap year, which may lead to incorrect calculations, functions or system failure. The widespread use of computer programs that rely on these two-digit date programs to perform computations and decision-making functions may cause information technology systems to malfunction in and around the year 2000. Such malfunctions may lead to significant business delays in the U.S. and internationally. The problem exists for many kinds of software, including software for mainframes, PCs and embedded systems. Many normal business activities will potentially be impacted because information necessary to monitor and control various operations is controlled by computers.

The Company has studied and tested its technologies systems impacted by the Year 2000 transition. The Company believes that its systems are Year 2000 compliant. However, variability of hardware and software combinations may lead to unforeseen problems. The Company does not believe that any problems that arise with internal systems will be material or will require more than minimal costs to overcome. The Company's major customer, TransTexas Gas Corporation, is also a publicly traded entity and has indicated that testing and remediation of its internal systems is in progress and is expected to be completed prior to the end of 1999. The Company's vendors are various and diverse and the bulk of the items purchased by the Company are widely available. There are no problems which are expected to arise due to vendors' failure to be Year 2000 compliant because auxiliary channels should be available to the Company to acquire its supplies, parts and other needs from other vendors should any particular vendor have a problem due to noncompliance.

Due to the nature of the Company's business and its information and accounting systems, costs to bring its systems into compliance have been immaterial.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying amounts reflected in the consolidated balance sheets for cash, short-term investments, accounts receivable, accounts payable, and bank loans approximate fair value due to the short maturities of these instruments. The Company's receivables result primarily from oil field support services and the Company does not require collateral for these receivables. A significant portion of the service business is billed to a major customer who also represents a significant portion of the outstanding receivables. The Company's line of credit agreement provides for borrowings which bear interest at rates which vary with the prime rate. The Company had borrowings under this credit facility during 1998 and had an outstanding balance at December 31, 1998. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

The Company does not enter into derivatives, hedging, or other financial instruments for trading, speculative, or other purposes. Management does not believe that there is any other material market, interest rate, or risk exposure with respect to derivative or other financial instruments that would require additional disclosure under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements on page F-1 immediately following the signature page of this Form 10-K. Supplementary quarterly financial information for the Company is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Board of Directors of the Company (the "Board") presently consists of five members. Each director is elected at the annual meeting of shareholders to hold office until the next annual meeting of shareholders and until his/her successor has been elected and qualified. Currently serving as directors are: Kenneth Owens, Howard Siegel, Karen Lee, Glenn Gagnon, and David McFarlane. Richard Levine resigned as a director during 1998. The following table sets forth information concerning the persons currently serving as directors of the Company.

                                                           Date First
                                    Position With           Elected
         Name            Age         the Company          as Director
-------------------      ---    ---------------------     -----------
 Kenneth Owens            61    Chairman of the Board        1994
                                 and President
 Howard B. Siegel         56         Director                1980
 Karen Lee                39         Director                1989
 Glenn Gagnon             34         Director                1997
 David McFarlane          36         Director                1998

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

                                                           Date First
                                    Position With           Elected
         Name            Age         the Company          as Director
-------------------      ---    ---------------------     -----------
 Kenneth Owens            61    Chairman of the Board        1994
                                 and President
 Robert Early             43    Chief Financial Officer      1997
 Shawna Gagnon            26    Secretary/Treasurer          1995

Family relationships between the Company's officers and directors include:
Kenneth Owens and Shawna Gagnon are father and daughter, and Glenn Gagnon and Shawna Gagnon are husband and wife.

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

Robert Early, Chief Financial Officer, received his Bachelor of Business Administration from Abilene Christian University in 1979, where he majored in Accounting and minored in Agricultural Business. He received his Certified Public Accountant certificate in Texas in 1981 and is a member of the Texas and American Societies of Public Accounting. Mr. Early worked for an independent oil Company for six years, then moved to a position as partner of the firm Ashley, Early & Folwell, P.C. in 1987. In 1991 he became the sole owner of the firm and changed the name to Robert Early & Company, P.C. Mr. Early has been doing tax work since 1983 and auditing since 1987. Mr. Early was previously the auditor for the Company through November 1997.

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

Karen Lee, Director, graduated with high honors from Cisco Junior College. She administers the operation of the Company's offices in Springtown, Texas, does much of the research and writing for filing of Securities and Exchange Commission documents, and performs transfer agent duties and stockholder record keeping for the Company. She is a member of the Southwest Securities Transfer Association, Inc. Ms. Lee been employed by the Company for the past 19 years.

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

David McFarlane, Director, received a B.S. degree in Optical Engineering from the University of Rochester in 1985, a MS degree in Nuclear Engineering from Texas A&M University in 1991, and a Ph.D. in Radiological Health Physics from Texas A&M in 1995. From 1987 to 1995 he was a research assistant and lecturer at Texas A&M. Since 1996 he has been employed by Bandag, Inc. in Muscatine, Iowa as a research engineer. His responsibilities include conducting research, managing research projects, and developing and managing budgets. Mr. McFarlane was appointed director of GTII in August of 1998 to serve until the next annual meeting of shareholders when he will be placed on the ballot to be voted on by the shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's chief executive officer for the past three fiscal years. There is no compensation to other officers or employees that would require disclosure under this item.

      Name and                        Salary Cash              Bonus Cash
    Principal Position       Year    Compensation             Compensation
-----------------------      ----    -------------            ------------
Kenneth Owens                1996      $      -0-               $    -0-
Chairman and President       1997           5,000                    -0-
                             1998          11,000                19,000

No other officers, directors, or employees recieved compensation that would require disclosure herein.

Director Compensation

In 1996 the Board approved a $1,500 fee for each director to be paid as cash or 500 shares of stock. The fee was paid in cash to five directors, and in stock to one director. For 1997 director compensation, the Board approved a $1,500 fee or 143 shares of stock for each director. The fee was paid in cash to six directors. For 1998 director compensation, the Board approved a $1,500 fee for each director. The fee was not paid prior to December 31, 1998.

Compensation Committee Report

The Board of Directors delegates responsibility for executive compensation to the Compensation Committee which is presently comprised of three of the directors on the Board. This committee reviews the salaries of each of the officers of the Company, and recommends the directors' fees for the year.
The Committee recommended to the Board that Kenneth Owens, President, receive a salary of $1,000 per month during 1998, and that directors' fees for 1998 be set at $1,500 cash per director.

In September 1998, the Company filed an S-8 registration statement registering 200,000 common shares for a Stock Compensation Plan recommended by the committee and adopted by the Board. The Plan allows the directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors. The Plan will allow these service providers to acquire proprietary interests in the Company in exchange for their services. These interests would provide incentives for high levels of service. No shares were issued under the Plan during 1998.

Performance Graph - Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation's Common Stock against the cumulative total return of the NASDAQ Stock Market and the NASDAQ Non-Financial Stocks. The graph assumes that the value of the investment in the Corporation's Common Stock and each index was $100 at December 31, 1993. GTII's numbers reflect a 1-for-2.5 reverse stock split in 1995, and a 1-for-3.5 reverse stock split in 1997.

Comparison of Five-Year Cumulative Total Return for Fiscal Years Ended
December 31

                        1993     1994    1995     1996     1997     1998
                       ------   -----   ------   ------   ------   ------
GTII Stock             100.00   85.00   106.00    84.00   120.00    80.00

NASDAQ Stock           100.00   97.75   138.26   170.01   208.58   293.21

Non-Financial Stocks   100.00   96.16   134.03   162.84   191.05   279.82


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's common stock as of March 15, 1999 with respect to (1) each person known by the Company to own beneficially more than 5% of the Company's common stock,
(2) each of the Company's directors, and (3) all directors and officers of the Company as a group. The title of class is common stock, $.001 par value.

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

                                              # of Shares
    Name and                                  Beneficially       Percent of
 Address of Stockholder                          Owned              Class
 -------------------------                    ------------       ----------
 Kenneth Owens                                 417,722 (1)           35.72%
 6314 Aspen Cove Court
 Sugar Land, Texas   77479

 Howard B. Siegel                                  200                0.02%
 P. O. Box 940572
 Houston, Texas  77094-1572

 Karen Lee                                       2,332                0.20%
 104 Fossil Court
 Springtown, Texas  76082

 Glenn Gagnon                                    8,965 (2)            0.77%
 P. O. Box 17029
 Sugar Land, Texas  77496

 David McFarlane                                     8                0.00%
 6500 49th St. S.
 Muscatine, IA   52761

 Shawna Gagnon                                   1,710                0.15%
 P. O. Box 17029
 Sugar Land, Texas   77496

 Robert Early                                       15                0.00%
 2208 Ivanhoe
 Abilene, Texas 79605

 All directors and officers as a               430,952 (3)           36.86%
   group (7 persons)

 Betty Polston                                  62,263 (4)            5.32%
 526 Admiral Benbow
 McQueeney, Texas 78123

    (1) Common - 18,562; Preferred B - 39,916
    (2) Common - 8,735; Preferred A - 23
    (3) Common - 31,562; Preferred A - 23; Preferred B - 39,916
    (4) Common - 2,003; Preferred B - 6,026

Note: The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

Changes in Control

No changes in control occurred during 1998, and management is not aware of any present arrangements that would cause a change in control in the future.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 8, 1998, the Company loaned its President, Kenneth Owens, $50,000 at an interest rate of 1% per month to be repaid within 45 days. The loan was repaid with interest within the 45 day time period. On September 8, 1998, the Company loaned Kenneth Owens $17,750 at an interest rate of 1% per month to be repaid within 30 days. The loan was repaid with interest within the 30 day time period.

During 1998, the Company relocated its corporate office to Sugar Land, Texas. The Company had been leasing its offices in Albuquerque, New Mexico from its President, and decided to continue this relationship in Sugar Land. The Company's President agreed to purchase facilities which would serve adequately as the Company's offices. The Company entered into a ten year lease agreement with the President for office space. As part of this agreement, the Company advanced $127,428 to him for acquisition costs. Of this amount, $30,000 is to be repaid in early 1999 and the balance is to be amortized over the ten-year lease period.

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


   (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GOLDEN TRIANGLE INDUSTRIES, INC.


Date:   April 2, 1999                     By: /s/ KENNETH OWENS
                                                 Kenneth Owens
                                                 President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signatures                    Title                    Date
----------------------       ---------------------     -------------

 /s/ KENNETH OWENS           Chairman of the Board     April 2, 1999
Kenneth Owens                    and President



 /s/ ROBERT EARLY                Chief Financial       April 2, 1999
Robert Early                         Officer



 /s/ HOWARD B. SIEGEL                Director          April 2, 1999
Howard B. Siegel



 /s/ KAREN LEE                       Director          April 2, 1999
Karen Lee



 /s/ GLENN GAGNON                    Director          April 2, 1999
Glenn Gagnon



 /s/ DAVID MCFARLANE                 Director          April 2, 1999
David McFarlane

                      Golden Triangle Industries, Inc.



                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Reports of Independent Certified Public Accountants . . . . . . . . .  F-2

Consolidated Balance sheets as of December 31, 1998 and 1997 . . . . . F-3

Consolidated Statements of Operations for the fiscal years ended
December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Stockholders' Equity for the fiscal
years ended December 31, 1998, 1997 and 1996 . . . . . . . . . .   . . F-5

Consolidated Statements of Cash Flows for the fiscal years ended
December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . . F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . F-8

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Golden Triangle Industries, Inc.
Sugar Land, Texas

We have audited the accompanying consolidated balance sheets of Golden Triangle Industries, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Triangle Industries, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

BDO SEIDMAN, LLP
Houston, Texas

March 18, 1999
-----------------------------------------------------------------------------
             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Golden Triangle Industries, Inc.
Sugar Land, Texas

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Golden Triangle Industries, Inc. and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Golden Triangle Industries, Inc. and Subsidiaries for the year December 31, 1996 in conformity with generally accepted accounting principles.

/s/ ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

March 16, 1997

                     GOLDEN TRIANGLE INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                            December 31
                                                        1998         1997
                                                     ----------  ----------
                                  ASSETS
CURRENT ASSETS
 Cash                                                $  160,204  $   95,648
 Accounts receivable - trade                          1,307,042     741,380
 Accounts receivable - officers & employees              27,247      20,000
 Accounts and notes receivable - other                   33,977      87,805
 Inventories                                            199,296     199,627
 Investments - available for sale                        47,694      83,579
 Prepaid expenses                                        13,500      24,969
                                                     ----------  ----------
    Total Current Assets                              1,788,960   1,253,008
                                                     ----------  ----------
FIXED ASSETS
 Oil and gas properties (full cost method), net       1,628,496   1,685,554
 Property and equipment, net                          3,342,789   3,295,569
                                                     ----------  ----------
    Total Fixed Assets                                4,971,285   4,981,123
                                                     ----------  ----------
OTHER ASSETS
 Accounts & notes receivable - non current              305,588     275,129
 Accounts receivable - officers - non current           185,209      79,091
 Deferred income taxes                                   38,000     184,000
 Other                                                   20,632      24,501
                                                     ----------  ----------
    Total Other Assets                                  549,429     562,721
                                                     ----------  ----------
TOTAL ASSETS                                         $7,309,674  $6,796,852
                                                     ==========  ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                    $   50,535   $  75,586
 Accrued expenses                                        72,239      18,146
 Borrowings under line of credit                        171,200      76,000
                                                     ----------  ----------
TOTAL CURRENT LIABILITIES                               294,974     170,732
                                                     ----------  ----------
STOCKHOLDERS' EQUITY
 Preferred stock, $0.10 par (1,000,000 authorized)
 Class A                                                    337         337
 Class B                                                  5,294       5,390
 Common stock, $.001 par (100,000,000 authorized)           605         580
 Additional paid-in capital                           7,514,575   7,350,571
 Accumulated other comprehensive loss:
   Unrealized loss on securities for sale              (72,260)    (31,437)
 Accumulated deficit                                  (433,851)   (699,321)
                                                     ----------  ----------
     Net Stockholders' Equity                         7,014,700   6,626,120
                                                     ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $7,309,674  $6,796,852
                                                     ==========  ==========


[FN]
See accompanying notes to consolidated financial statements.

                     GOLDEN TRIANGLE INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended December 31
                                               1998        1997       1996
                                           ----------  ----------  ----------
REVENUES
  Oil field services, rentals
   and disposals                           $2,139,843  $2,003,993  $2,239,670
  Oil and gas production                      258,725     448,359     311,221
  Rental income                                    -           -      242,066
  Oil reclamation, sand and water sales       705,624          -           -
  Other income                                 26,613      26,582       7,715
  Gain/(loss) on sale of assets                 1,797       2,781    (311,377)
                                           ----------  ----------  ----------
   Total Revenues                           3,132,602   2,481,715   2,489,295
                                           ----------  ----------  ----------

COSTS OF REVENUES
  Oil purchases                               500,292          -           -
  Australian marketing costs                   86,810     142,112      94,692
  Production expenses and taxes                 7,982      13,185      10,855
  Contract services                            71,103      47,902      50,926
  Materials and supplies                      229,807     166,182     271,567
  Lease cost                                  195,344     123,698     134,378
  Utilities                                    30,216      48,127      61,010
  Depreciation, depletion & amortization      486,367     422,898     406,625
                                           ----------  ----------  ----------
   Total Costs of Revenues                  1,607,921     964,104   1,030,053
                                           ----------  ----------  ----------

GROSS PROFIT                                1,524,681   1,517,611   1,459,242

SELLING AND ADMINISTRATIVE EXPENSES         1,104,075     849,255     804,989
                                           ----------  ----------  ----------

INCOME FROM OPERATIONS                        420,606     668,356     654,253

OTHER INCOME/(EXPENSES)
  Interest and dividend income                 31,558      43,331       6,410
  Gain/(loss) on sale of securities            62,436      19,764       7,297
  Stock transfer fees                          10,199       7,965       5,314
  Interest expense                            (13,317)       (518)    (40,755)
                                           ----------  ----------  ----------
  Total Other Income/(Expenses),net            90,876      70,542     (21,734)
                                           ----------  ----------  ----------

INCOME BEFORE INCOME TAXES                    511,482     738,898     632,519

INCOME TAXES                                 (245,000)   (300,114)   (281,324)
                                           ----------  ----------  ----------
NET INCOME                                 $  266,482  $  438,784  $  351,195
                                           ==========  ==========  ==========
Earnings per Common Share:
   Basic                                   $     0.45  $     0.46  $     0.45
                                           ==========  ==========  ==========
   Diluted                                 $     0.43  $     0.46  $     0.44
                                           ==========  ==========  ==========

Weighted Average Shares Outstanding:
   Basic                                      591,392     552,896     779,694
                                           ==========  ==========  ==========
   Diluted                                    625,102     552,896     793,490
                                           ==========  ==========  ==========

[FN]
See accompanying notes to consolidated financial statements.

                                            GOLDEN TRIANGLE INDUSTRIES, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      Accumulated
                                                                                                          Other
                                     Preferred Stock                              Stock    Additional   Comprehen-     Accumu-
                               Class A            Class B        Common Stock      Sub-      Paid In     sive In-       lated
                          Shares    Amount   Shares  Amount    Shares   Amount    scribed    Capital    come/(Loss)    Deficit
                         ------    ------   ------  ------   --------  ------    --------  ---------   -----------  ----------
Balances at 1/1/96            -    $   -         -  $   -    1,095,285  $1,095   $195,321  $6,869,149  $ (47,480)  $(1,304,686)

Issued for
 subscriptions                -        -         -      -       30,457      30   (184,071)    184,041         -             -
Conversion of common
 to preferred              3,374      337    53,903  5,390    (571,917)   (572)        -       (5,153)        -             -
Repurchased for cash          -        -         -      -       (8,786)     (9)        -      (80,123)        -             -
Issued for services           -        -         -      -          429       1         -        4,496         -             -
Other                         -        -         -      -        1,024       1         -        9,787         -             -
Change in marketable
securities valuation
 allowance                    -        -         -      -           -       -          -           -        (738)           -
Net income                    -        -         -      -           -       -          -           -          -        351,195
                          ------    -----    ------ ------     -------   -----    -------   ---------  ----------   ----------
Balances at 12/31/96       3,374      337    53,903  5,390     546,492     546     11,250   6,982,197    (48,218)     (953,491)

Repurchased for cash          -        -         -      -      (14,871)    (15)        -     (126,476)        -             -
Issued under Dividend
 ReiNvestment & Stock
 Purchase Plan                -        -         -      -       25,843      25         -      303,060         -             -
Issued for property           -        -         -      -        3,398       3         -       30,103         -             -
Issued for directors'
   fees                       -        -         -      -          286       1         -        2,533         -             -
Issued as promotional
   effort                     -        -         -      -          491       1         -        4,502         -             -
Issued for subscriptions      -        -         -      -        2,571       3    (11,250)     11,247         -             -
Issued as stock dividends
 on preferred stock           -        -         -      -       16,188      16         -      143,405         -       (143,421)
Preferred stock dividends     -        -         -      -           -       -          -           -          -        (41,193)
Change in marketable
  securities valuation
  allowance                   -        -         -      -           -       -          -           -      16,781            -
Net income                    -        -         -      -           -       -          -           -          -        438,784
                          ------    -----    ------  -----     -------   -----    -------   ---------  ----------   ----------
Balances at
 12/31/97                  3,374      337    53,903  5,390     580,398     580         -    7,350,571    (31,437)     (699,321)

Issued under Dividend
 Reinvestment & Stock
 Purchase Plan                -        -         -      -        9,509       9         -       95,376         -             -
Issued for property           -        -         -      -        1,000       1         -       10,999         -             -
Issued for services           -        -         -      -           15      -          -          185         -             -
Issued for warrants
 offering                     -        -         -      -        4,856       5         -       57,358         -             -
Exchange of preferred
 for common                   -        -       (962)   (96)      9,620      10         -           86         -             -
Change in marketable
 securities valuation
 allowance                    -        -         -      -           -       -          -           -     (40,823)           -
Preferred stock dividends     -        -         -      -           -       -          -           -          -         (1,012)
Net income                    -        -         -      -           -       -          -           -          -        266,482
                          ------    -----    ------ ------     -------   -----    -------  ----------  ----------   ----------
Balances at 12/31/98       3,374    $ 337    52,941 $5,294     605,398   $ 605    $    -   $7,514,575  $ (72,260)   $ (433,851)
                          ======    =====    ====== ======     =======   =====    =======  ==========  ==========   ==========

[FN]
See accompanying notes to consolidated financial statements.
                                                               F-5

                   GOLDEN TRIANGLE INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
           Increase/(Decrease) in Cash and Cash Equivalents

                                                  Year Ended December 31
                                              1998        1997         1996
                                           ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                 $ 266,482  $  438,784  $  351,195
Adjustments to reconcile
 net income to net cash provided by
 operating activities:
  Depreciation, depletion and
  amortization                               486,367     422,898     456,625
  (Gain)/loss on sale of assets              (64,233)    (22,545)    304,084
  Stock issued for services                      185       2,534       4,497
  Deferred income taxes                      146,000     187,000     183,000
  Accounts receivable                       (542,293)   (198,930)    124,870
  Inventories                                    331         373          -
  Prepaid expenses and other                  11,469     (42,647)     11,150
  Restricted cash                                 -      100,954    (100,374)
  Accounts payable                           (26,051)     29,921     (54,429)
  Accrued expenses                            55,093     (50,241)     21,738
                                          ----------  ----------  ----------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                333,350     868,101   1,302,356
                                          ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment         (474,005) (1,644,154) (1,073,131)
 Purchase of inventory on Altair                  -     (200,000)         -
 Purchase of marketable securities          (106,654)                (56,971)
 (54,347)
 Loan payments received                           -       87,389       5,596
 Investment in affiliates                         -           -       (6,250)
 Proceeds from sale of securities            164,152      62,753          -
 Proceeds from sale of assets                 14,141     467,534     136,277
                                          ----------  ----------  ----------
NET CASH USED IN INVESTING
   ACTIVITIES                               (402,366) (1,283,449)   (991,855)
                                          ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuing common stock          152,749     303,085          -
 Purchase of outstanding shares                   -     (121,989)    (70,343)
 Dividends on preferred shares                (1,012)    (41,193)         -
 Advances from/(to) related parties         (184,675)   (101,428)    441,000
 Repayment from/(to) related parties          71,310      98,000    (443,970)
 Proceeds from notes payable                 171,200     176,000          -
 Repayment of notes payable                  (76,000)   (100,000)    (24,922)
                                          ----------  ----------  ----------
NET CASH PROVIDED/(USED) BY FINANCING
  ACTIVITIES                                 133,572     212,475     (98,235)
                                          ----------  ----------  ----------
NET INCREASE/(DECREASE) IN CASH               64,556    (202,873)    212,266
CASH - BEGINNING OF YEAR                      95,648     298,521      86,255
                                          ----------  ----------  ----------

 CASH - END OF YEAR                       $  160,204  $   95,648  $  298,521
                                          ==========  ==========  ==========

[FN]
See accompanying notes to consolidated financial statements.

                                                Year Ended December 31
                                              1998        1997         1996
                                           ----------  ----------  ----------
Supplemental Disclosures

Cash payments for:
  Interest                                 $   13,317   $     518  $   40,755
  Income taxes(domestic & foreign)             47,356      92,229      91,857

Non-Cash Investing and Financing
  Stock issued to related party for
    50% interest in Zapata office                  -       30,106          -
  Exchange of accounts receivable for note         -           -      275,223
  Services and materials exchanged
    for investment                                 -           -       14,941
  Services provided as proceeds on
    sale of Amando facility                        -      269,000          -
  Dividends paid with common stock                 -      143,421          -
  Purchase of trucks with common stock         11,000          -           -
  Preferred stock converted into
    common stock                                   96          -           -

[FN]
See accompanying notes to consolidated financial statements.

                       GOLDEN TRIANGLE INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1998, 1997 and 1996

GENERAL INFORMATION

Golden Triangle Industries, Inc. (the Company) was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. It is primarily engaged in the business of providing oil field support services, including equipment rentals and disposition of oil field salt water. Oil field services consist of heavy equipment work such as bulldozing, dirt loading, water and waste hauling, and various other services. Salt water is produced along with oil and gas and is required to be re-injected back into underground formations or otherwise disposed of as a regulated waste product. The Company had six disposal facilities in operation at the end of 1998. The disposal business is generally located in an area south of Laredo, Texas. During 1997, the Company acquired land near Houston, Texas and has developed its significant oil field services/rentals business associated with that property.

The Company also owns passive (primarily royalty) interests in oil and gas production. The passive oil and gas interests consist of U.S. and Australian properties. Australia provided approximately 75% of gross oil and gas revenues during 1998. The bulk of the oil and gas asset base is located in Australia.

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION.   The consolidated financial statements include
the accounts of Golden Triangle Industries, Inc. and its subsidiaries. All significant inter-Company balances and transactions have been eliminated. The Company's subsidiaries at December 31, 1998 are Golden Triangle Coal & Mining, Inc., Golden Triangle Oil & Minerals, Inc. of Australia, Houston Oil & Energy, Inc., OCR Investments, Inc. (OCR), Transcon Energy Corporation (Transcon), Jim Wells Salt Water Disposal, Inc. (Jim Wells), County Line Salt Water Disposal Inc., and Apache Ranch, Inc. (wholly owned by Transcon). Golden Triangle Coal & Mining, Inc., Houston Oil & Energy, Inc., and Golden Triangle Oil & Minerals, Inc. of Australia are inactive. For purposes of these notes, these entities are collectively referred to as "the Company" or "GTII".

MARKETABLE EQUITY SECURITIES. The Company's securities are classified as available for sale. As such, they are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in shareholders' equity as an element of accumulated other comprehensive income/(loss). Realized securities gains or losses are reported in current year earnings. The cost of securities sold is based on the specific identification method.

INVENTORIES. Inventories are stated at the lower of cost determined on a first in/first out (FIFO) basis or market. The Company's inventory at December 31, 1998 consisted of stockpiled sand and gravel and a small inventory of reclaimed oil in tanks at the reclamation plant. These products are considered raw materials and are carried at cost.

PROPERTY AND EQUIPMENT. The Company follows the full cost method of accounting for oil and gas producing activities and, accordingly, capitalizes all costs incurred in the acquisition of oil and gas properties. The Company's oil and gas properties consist primarily of overriding royalty interests which do not bear any costs of development or exploration. The Company has not participated in the exploration and development of proved oil and gas properties. Capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10% interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Costs in excess of the ceiling test are adjusted against income. Sales or abandonments of properties are accounted for as adjustments of overall capitalized costs with no gain or loss recognized.

Costs are recorded in cost centers on a country-by-country basis. Amortization of the limited amount of working interests owned is computed on a composite unit-of-production method based on estimated proved reserves attributable to the respective cost center. Amortization of royalty/overriding interests is calculated as 22% of gross revenue. All costs associated with oil and gas properties are currently included in the base for computation and amortization. Such costs include only acquisition costs since there are no exploration and development costs.

Depreciation of property and equipment other than oil and gas properties is computed on the straight-line method over the estimated useful lives of the assets. Useful lives are 10 years for tanks and ramps, 7 years for equipment, and 5 years for electronic equipment. Depreciation totaled $424,067, $320,834 and $291,347 for 1998,1997, and 1996, respectively.

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

INCOME TAXES. Deferred tax liabilities and assets result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company records and adjusts any deferred tax asset valuation based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

EARNINGS PER SHARE. Accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings of the entity on an as if converted basis. This is done by dividing net income available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows. The Company had no cash equivalents at December 31, 1998.

CASH BALANCES. The Company maintains multiple bank accounts at several banks through the various consolidated entities. Funds deposited at the banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 for each unique combination of entity and bank. Cash balances exceeded federally insured limits occasionally throughout the year.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Unless otherwise specified, the Company believes the book value of the financial instruments approximates their fair value due to their short maturities.

CONCENTRATIONS OF CREDIT RISK. The Company provides its services and rentals to the oil and gas industry and does not require collateral on receivable balances which result primarily from oil field support services. Exposure to credit risk is affected by conditions within the oil and gas industry. Reductions in gas prices could significantly reduce the level of activity for both salt water disposal and drilling support services revenues. The Company's salt water disposal services are primarily located in the Laredo/Zapata, Texas area, which is a significant gas producing area. Other services and rentals are based out of the Altair property near Houston, Texas. The Company provides a large portion of its services to one major customer as discussed at Note 12. The Company has never experienced significant credit losses.

ENVIRONMENTAL ISSUES. The Company's salt water disposal business is in a regulated environmental industry and is operated under permits from the Texas Railroad Commission and the Texas Natural Resource Conservation Commission. Failure to comply with regulations could result in interruption or termination of the operations. There are minor clean-up requirements in the normal course of operations which are expensed as incurred. Additionally, upon cessation of use, the disposal wells will require plugging and site cleanup. Costs of voluntary termination and remediation have been estimated to not be material and are expected to be recorded as incurred. There were no clean-up costs accruals necessary at December 31, 1998.

LONG-TERM ASSETS. The Company applies SFAS No. 121, "Accounting for Impairment of Long-Lived Assets". Under SFAS 121, long lived assets and certain intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts.

REVENUE RECOGNITION. The Company records sales and related profits for its operations as services and rentals are provided to customers. Oil and gas revenue is recorded in the period of production.

COMPREHENSIVE INCOME. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. During 1998, the Company reported other comprehensive income/(loss) from unrealized losses on marketable securities as follows for the years ended December 31, 1998, 1997, and 1996:

                                              1998         1997       1996
                                            ---------    --------   --------
Net income                                  $266,482     $438,784   $351,195
Change in comprehensive income/(loss)        (40,823)      16,781       (738)
                                            ---------    --------   --------
Comprehensive income                        $225,659     $455,565   $350,457
                                            =========    ========   ========

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk or,
(b) the earnings effect of the hedged transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged, and shall be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

STOCK TRANSFER FEES. During 1997, the Company resumed the responsibility of being its own transfer agent. Fees earned are shown as other income.

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

NOTE 2:   ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable -- At December 31, 1998 and 1997, the Company has accrued receivables for oil and gas production and receivables from extension of credit to customers for salt water disposal and other services as presented below. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production. Collection of accrued domestic production generally occurs during the month following production. The cost basis of the following receivables are believed to approximate their fair values.

                                              1998         1997
                                           ----------   ---------
Oil field services                         $1,233,845   $ 676,188
Domestic oil and gas production                 4,369       4,369
Australian oil production                      34,899      35,391
Oil reclamation sales                          33,929      25,432
                                           ----------   ---------
  Totals                                   $1,307,042   $ 741,380
                                           ==========   =========

The salt water disposal and oil field services businesses include three customers that accounted for more that 10% of sales during 1998. These customers are TransTexas Gas Corporation, Superior Crude Gathering, Inc., and Med Loz Trucking, Inc. See Note 12 for further discussion. In addition, TransTexas' receivable balances were approximately 78% and 39% of the Company's total accounts receivable balances at December 31, 1998 and 1997. No allowances for bad debts have been established because the Company has not experienced any significant inability to collect its receivables.

Notes and Other Receivables -- The Company has notes receivable as described below.

                                              1998         1997
                                           ----------   ---------
Current portion:
  Land sales                               $    8,636   $   8,636
  Southwest Tire Processors, Inc.               6,910      36,000
  Osage Environmental                              -       43,169
  Accrued interest on these notes              18,431          -
                                           ----------   ---------
   Total current portion                       33,977      87,805
                                           ----------   ---------
Long-term portion:
  Land sales                                  102,902     108,443
  Southwest Tire Processors, Inc.             202,686     166,686
                                           ----------   ---------
   Total long-term portion                    305,588     275,129
                                           ----------   ---------

    Total Notes Receivable                 $  339,565   $ 362,934
                                           ==========   =========


The sale of a 40 acre tract of the ranch land in 1995 and an 80 acre tract in 1996 resulted in notes receivable secured by warranty deeds to the tracts. The 1995 note bears interest at 10% per annum, is payable in monthly installments of $500 including interest, and is due to pay off in July 2009. The 1996 note bears interest at 8.6% per annum, requires quarterly installments of approximately $2,000 including interest, and is due to pay off in July 2017. These land note balances total $110,113 and $113,149 at December 31, 1998 and 1997, respectively.

In October 1996, the Company converted an account receivable from Southwest Tire Processors, Inc. (SWTP) for unpaid rent on the tire shredder to a note. This note bears interest at 1% per month and calls for monthly payments of $3,000 plus interest and is carried on the books at $202,685 and $202,685 at December 31, 1998 and 1997, respectively. It is secured by a lien against the tire shredder and all of the auxiliary support equipment owned by SWTP. SWTP has not made all of the payments required under this note during 1997 or 1998. The Company has agreed to a reduction in the monthly payment and has, essentially, removed the due date for the maturity of the note.

See Note 8 for a discussion of related party receivables.

NOTE 3:   INVESTMENTS

The following table illustrates the current values, costs and unrealized gains and losses for the securities held.

                                                    Market    Unrealized
      December 31, 1998                  Cost       Value        Loss
                                       --------    --------   ---------
Marketable equity securities
 available for sale                    $131,660    $ 47,694   $ (83,966)

      December 31, 1997

Marketable equity securities
 available for sale                    $131,212    $ 83,579   $ (47,633)

The following is information regarding trading activity in securities. Cost is determined by actual cost on a first-in first-out basis.

                                      Proceeds                 Gains
                                     from Sales             and (Losses)
                                     ----------             -----------
    1998                             $  164,152               $ 62,436
    1997                                 62,753                  5,957

NOTE 4:   AMORTIZATION OF OIL AND GAS PROPERTIES

The following table presents costs of oil and gas properties at December 31, 1998 and 1997.

                                                 1998              1997
     Proven                                   $2,017,602        $2,017,602
     Unproven                                    418,487           414,628
                                              ----------        ----------
                                               2,436,089         2,432,230
        Accumulated depletion                   (807,593)         (746,676)
                                              ----------        ----------
    Net Oil and Gas Properties                $1,628,496        $1,685,554
                                              ==========        ==========

Depletion charged against income on a per unit basis is presented below. Working interest costs are amortized based on equivalent barrels of oil produced. Costs of royalty interests are amortized using the percentage method of depletion under which depletion has been recorded at 22% of gross revenue.

                                                1998    1997    1996
                                              -------  ------- ------
United States
  Working interests ($/bbl.)                  $ 13.63  $ 15.53 $ 6.89
  Royalty interests ($/$ revenue)                 .22      .22    .22
Australian royalties ($/$ revenue)                .22      .22    .22

The Company has historically acquired Australian overriding royalties as availability and negotiations provide opportunity. The Company is not in a position to control development activities in these areas. Australian concessions require that minimum prospecting expenditures be incurred during their four year term. No estimate can be made as to when development may begin on the non-producing properties. Some concessions from prior years have not been developed and are not producing revenues. Since the Australian properties, as well as some U.S. properties, have not been developed, they are being amortized only to the extent producing properties have been depleted below cost. These costs totaled $418,487 and $414,628 at December 31, 1998 and 1997.

NOTE 5:   PROPERTY AND EQUIPMENT

                                                      1998            1997
                                                    ----------     ----------
   Equipment and vehicles                           $2,990,976     $2,600,031
   Well leasehold and water rights                     200,000        200,000
   Buildings                                           312,606        312,606
   Office furniture and equipment                      101,431         78,758
   Land                                              1,063,251      1,021,695
   Accumulated depreciation and amortization        (1,325,475)      (917,521)
                                                    ----------     ----------

     Net Property and Equipment                     $3,342,789     $3,295,569
                                                    ==========     ==========

During June 1997, the Company purchased the Altair property, which consists of 2,738 acres of land near Houston, Texas. This land contained an existing inventory of sand and gravel, some buildings, and other facilities. As part of the agreement to sell the Amando facility, TransTexas agreed to make significant repairs to the buildings on the Altair, among other services. TransTexas also entered into an arrangement to lease certain acreage and other assets on the Altair. This land had a purchase price of $1,096,100. Improvements made to the property in conjunction with the Amando agreement totaled $174,000. In addition to existing facilities on this property, the Company has established an oil reclamation plant and has acquired various pieces of heavy equipment (based at the Altair) which it uses to provide oil field support services or leases for work in the oil field.

In June 1997, the Company's Amando salt water disposal facility was exchanged to TransTexas Gas Corporation for cash and improvements to the Altair property property discussed above.

The Company had granted 5% of the assets included in the Altair property purchase to individuals in return for services provided in connection with the purchase. These interests were purchased during 1998 by the Company for $53,900.

NOTE 6:   INCOME TAXES

The domestic and foreign source components of income before taxes are as follows:
                                                 1998     1997      1996
                                              --------  --------  --------
     Domestic sources                         $446,076  $639,697  $556,340
     Foreign sources                            65,406    99,201    76,179
                                              --------  --------  --------
                                              $511,482  $738,898  $632,519
                                              ========  ========  ========

The provisions for income tax expense are as follows:

                                                 1998     1997      1996
                                              --------  --------  --------
   Current
     Federal                                  $ 53,000  $ 31,270  $ 14,856
     State                                      13,000    10,948    42,446
     Australian                                 33,000    70,896    41,022
                                              --------  --------  --------
                                                99,000   113,114    98,324
                                              --------  --------  --------
   Deferred
     Federal                                   132,000   172,000   168,000
     State                                      14,000    15,000    15,000
                                              --------  --------  --------
                                               146,000   187,000   183,000
                                              --------  --------  --------
                                              $245,000  $300,114  $281,324
                                              ========  ========  ========

The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) are as follows:

                                                          1998      1997
                                                       --------  --------
     Fixed assets                                      $(79,000) $ 47,000
     Equity investments                                 130,000   120,000
     Notes receivable                                   (17,000)  (17,000)
     Tax credits                                          4,000    34,000
                                                       --------  --------
        Net Deferred Tax Asset                         $ 38,000  $184,000
                                                       ========  ========

Australian income taxes are based on 30% of distributable income from oil production and 10% of interest earned. These taxes are withheld by the Australian payer. For domestic tax purposes, the Company has the option of deducting these foreign taxes or taking them as a credit, whichever provides the Company with the most benefit.

The following table presents the significant differences between federal income taxes based on book income before taxes and the Company's estimated federal income tax expense.
                                                 1998     1997      1996
                                              --------  --------  --------
  Federal income taxes computed at
  statutory rate                              $174,000  $251,226  $215,057
  Foreign taxes, net of federal benefit         22,000    46,791    27,075
  State taxes, net of federal benefit            8,000     7,226    28,014
  Other                                         41,000    (5,129)   11,178
                                              --------  --------  --------
    Taxes on income                           $245,000  $300,114  $281,324
                                              ========  ========  ========

NOTE 7:   LEASES

The Company's salt water disposal facilities are located on oil and gas leases in conjunction with surface leases for the unloading facilities. These costs are reported as a line item under costs of revenues in the statement of operations. There are two noncancellable leases for salt water disposal facilities. These have required payments of $12,000 in 1999. Each of these leases has options for additional terms, which if exercised would expand the amounts reportable as noncancellable commitments.

Lease cost for the Company's offices totaled $11,461, $12,343 and $14,400 for 1998, 1997 and 1996. These lease arrangements, essentially all with related parties, did not require minimum lease payments or have fixed terms through most of 1998. However, in October 1998 when the Company moved its corporate office from Albuquerque, New Mexico to Sugar Land, Texas, the Company entered into a lease agreement with its President to lease office space for a ten year term. The following table sets out the minimum requirements for the next five years:

         Year Ended                              Amount
         ----------                             --------
           1999                                 $ 25,200
           2000                                   25,200
           2001                                   25,200
           2002                                   25,200
           2003                                   25,200
         Thereafter                              126,000
                                                --------
      Total minimum future rentals              $252,000
                                                ========

NOTE 8:   TRANSACTIONS WITH RELATED PARTIES

The Company has a loan outstanding to its President of $65,000. Management believes this loan is valid and collectible.

The Company transferred certain small volume working and royalty interests to a related party in exchange for future services valued at $21,600. This receivable was amortized to contract services as the services were rendered. The Company retained an option to repurchase any of these interests within a three year period should it desire to do so. This option expired during 1998.

The Company leases its office facilities from its President as discussed at
Note 7.

During 1997, the Company loaned $98,000 to officers and directors of the Company to finance their purchase of shares of Class B preferred stock from two stockholders of the Company. These loans carried interest rates of 2% per month and were repaid, with interest, during 1997.

During 1997, the Company had revenues from oil field services performed for an affiliated entity, J Moss Investments, Inc. of $82,344 and sold J Moss a bulldozer for $34,140. The Company also paid this entity to dispose of certain hazardous materials which had accumulated at disposal sites at a total cost of $40,010. The Company's President owns 40% of J Moss and the remainder was owned by individuals who were previously significant stockholders and directors of the Company. J Moss does not compete directly with any of the Company's operations.

During 1998, the Company advanced $67,750 in two transactions to its President for less than 90 days each. These amounts were repaid during the year. When the Company relocated its corporate office to Sugar Land, Texas, it entered into a ten-year lease agreement with the Company's President for office space. As part of this agreement, the Company advanced $127,428 to the President for acquisition costs. Of this amount, $30,000 is to be repaid in early 1999 and the balance is to be amortized over the ten-year lease period.

NOTE 9:   STOCK TRANSACTIONS

During 1997, stockholders authorized a 1 share for 3.5 shares reverse stock split. All references to common stock and per share amounts in the accompanying financial statements have been retroactively restated to reflect the effect of the reverse split.

In August, 1996, the Company made an offer to exchange preferred shares for common shares on a one for ten basis. The preferred shares offered consisted of Class A and Class B. Common shares totaling 2,001,710 were exchanged for 11,586 Class A preferred shares and 188,585 Class B preferred shares. (These share amounts have not been adjusted for the effect of the 1 for 3.5 reverse split in 1997.)

Both classes of preferred stock retain the same number of voting rights as the number of common shares given up (10 votes per preferred share). The Class A preferred shares are entitled to a $.30 per share cash dividend to be paid on an annual basis. They are also convertible back into common shares after the earlier of 38 months or the Company's gross revenues being in excess of $5 million. The Class B preferred shares were entitled to a $.20 per share cash dividend to be paid on an annual basis. In addition, a 30% common stock dividend (i.e. 3 common shares per 10 shares of Class B preferred) was to be paid in the first year after issuance and 40% in the second year. Class B preferred shares were not convertible back to common shares. Dividends on both classes of preferred stock are non-cumulative. During 1998, the Board of Directors voted to eliminate the dividends on the Class B preferred stock and to allow conversion of those shares back into common on a annually limited basis. Under these new provisions, 962 Class B preferred shares were exchanged for 9,620 common shares.

During June 1996, the Company adopted a Dividend Reinvestment and Stock Purchase Plan. Under this plan existing stockholders are given the opportunity to use dividends or cash payments to purchase the Company's stock through the transfer agent. The minimum investment is $25 per month and the maximum investment is $5,000 per month. The Company filed a registration statement for 1,000,000 shares and has the option of issuing new shares or acquiring shares in the open market to fill purchases under the plan. During 1998 and 1997, the Company issued 9,509 and 25,843 shares for total proceeds of $95,385 and $303,085. At December 31, 1998 and 1997, 250,305 and 259,870
(after adjustment for the 1 for 3.5 reverse split in 1997) common shares were reserved for potential issuance under this plan.

In December 1997, the Company acquired 50% of a house in Zapata, Texas from a former director of the Company. This house functions as the business office in Zapata. This was acquired for 3,398 shares of stock. The other 50% of the house belongs to the Company's President.

During 1997, the Company issued stock dividends of 16,188 shares of common stock to holders of Class B preferred shares.

During 1998, the Company registered a warrants offering. This offering offered shares to existing shareholders at a price determined based on the registration date of the offering. This offering resulted in the issuance of
4,856 common shares and proceeds to the Company of $57,363.

NOTE 10:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended December 31, 1998, 1997, and 1996.
                                          1998       1997       1996
                                       ---------  ---------  ---------
Numerator:
   Net income                          $ 266,482  $ 438,784  $ 351,195
   Less preferred stock dividends         (1,012)  (184,614)        -
                                       ---------  ---------  ---------
   Numerator for basic EPS               265,470    254,170    351,195

   Effect of dilutive sec. preferred
     stock dividends                       1,012         -          -
                                       ---------  ---------  ---------
 Numerator for diluted EPS             $ 266,482  $ 254,170  $ 351,195
                                       =========  =========  =========

Denominator:
   Basic weighted average shares
      outstanding                        591,392    552,896    779,694
   Convertible preferred shares (1)       33,710         -      13,796
                                       ---------  ---------  ---------
   Denominator for diluted EPS           625,102    552,896    793,490
                                       =========  =========  =========

Basic EPS                              $    0.45  $    0.46  $    0.45
                                       =========  =========  =========
Diluted EPS                                 0.43       0.46       0.44
                                       =========  =========  =========

(1) The equivalent common shares of convertible preferred stock of 33,311 were not included in the computation of the 1997 denominator for diluted earnings per share due to their being found to be anti-dilutive during that year.
NOTE 11:   SHORT-TERM BORROWINGS

Short-term borrowings had the following outstanding balances at December 31:

                                                    1998          1997
                                                  ---------    ---------
Bank line of credit, interest payable monthly
at the Bank of New Mexico, Chase Manhattan prime
plus 2%, currently 10.5%, secured by accounts
receivable.  Maturity is December 25, 1999.
Maximum amount $250,000                           $ 171,200    $  76,000

Bank line of credit, interest payable monthly
at the Bank of America, bank prime plus 2%,
currently 10.5%, secured by accounts
receivable.  Maturity is December 1, 1999.
Maximum amount $25,000                                   -            -

NOTE 12:   SEGMENT AND GEOGRAPHICAL DATA AND MAJOR CUSTOMERS

OPERATING SEGMENTS:
                                              1998       1997         1996
                                          ----------  ----------   ----------
Revenues:
   Oil field rentals and services         $2,139,843  $2,003,993   $2,239,670
   Oil reclamation and other sales           705,624          -            -
   Oil and gas                               258,725      448,359     311,221
   Other                                      28,410      29,363      249,781

Operating profit:
   Oil field rentals and services         $  353,019  $  496,988   $  635,831
   Oil reclamation and other sales            31,331          -            -
   Oil and gas                                28,419      187,324     132,431
   Other                                       7,837      29,363      197,368

Long-lived asset:
   Oil field services                     $3,058,178  $3,295,569   $2,501,852
   Oil reclamation and other sales           284,610          -            -
   Oil and gas                             1,628,497    1,685,554   1,733,751

Additions to property:
   Oil field services                     $  252,343  $1,593,612   $1,053,550
   Oil reclamation and other sales           228,803          -            -
   Oil and gas                                 3,859       50,542      19,581

Depreciation, depletion and amortization:
   Oil field services                     $ 378,513   $  317,187   $  330,969
   Oil reclamation and other sales           46,937           -            -
   Oil and gas                               60,917      105,711       73,243
   Other                                          -           -        52,413

INTERNATIONAL: The Company operates in the United States, Australia, and Canada. The following is a summary of information by area for 1998, 1997 and 1996.
                                             1998        1997         1996
                                          ----------  ----------   ----------
Revenues:
   United States                          $2,932,599  $2,115,215   $2,270,230
   Australia                                 195,150     366,500      219,065
   Canada                                      4,853          -            -
                                          ----------  ----------   ----------
       Totals                             $3,132,602  $2,481,715   $2,489,295
                                          ==========  ==========   ==========

Operating profit:
   United States                          $  352,729  $  569,155   $  578,074
   Australia                                  65,407      99,201       76,179
   Canada                                      2,472          -            -
                                          ----------  ----------   ----------
                                             420,606     668,356      654,253
Other income and expense                      90,876      70,542     (21,734)
                                          ----------  ----------   ----------
Income before income taxes                $  511,482  $  738,898   $  632,519
                                          ==========  ==========   ==========

Identifiable assets:
   United States                          $6,056,982  $5,603,047   $4,908,184
   Australia                               1,248,759   1,168,805    1,204,879
   Canada                                     23,933      25,000           -
                                          ----------  ----------   ----------
                                          $7,309,674  $6,796,852   $6,113,063
                                          ==========  ==========   ==========

MAJOR CUSTOMERS: As shown in Note 2, the Company extends credit to its customers and operates with significant accounts receivable balances. Approximately 78% of the receivables for disposal/services and rentals are due from TransTexas Gas Corporation. This customer has historically paid bills from two to six months after incurrence. This customer represents approximately 44% of salt water disposal, oil field services, and rental revenues during 1998. Another customer, Med Loz Trucking, Inc., is responsible for approximately 18% of the Company's salt water disposal business and 4% of its year end receivable balances. The Company currently sells all of its reclaimed oil to a single entity, Superior Crude Gathering. Sales to this entity amount to 24% of total revenues and 3% of ending accounts receivable. It follows that the Company's results of operations are significantly reliant on these customers' continued ability to operate. A mitigating factor is that salt water produced from oil and gas wells is required to be disposed of under existing regulations and only a limited number of disposal facilities exist in the Company's primary operating area. Also, other oil companies would be able to use the reclaimed oil.


NOTE 13:   OIL AND GAS INFORATIONS  (UNAUDITED)

Reserves of oil and gas - Royalty and Working Interests

The Company's domestic working interest properties are not material to the Company's assets nor to its revenues. Domestic working interests generated approximately 5% of the Company's total oil and gas revenues and represent only an insignificant portion of the Company's capitalized oil and gas properties. Since these properties and their revenues are not material, Management has concluded that the Company would incur unreasonable cost and effort in order to obtain reserve analysis as is required by accounting disclosure rules for material oil and gas working interests. As a result of this conclusion, some of the information normally presented for oil and gas working interests by oil and gas producing entities has been omitted. Instead, information has been presented which treats the Company's working interests like royalties and ORRIs and they are included in the table below. No information is presented for Australian working interests because the Company's Australian working interests are non-producing. The Company is not the operator on any of the oil and gas properties which it owns interests under.

The quantities of proved reserves of oil and gas relating to royalty and working interests are not presented because the necessary information is not available to the Company or the Company's interests are not large enough to economically obtain this information. The Company's share of oil and gas produced from these interests is presented in the following schedule:

                         Working Interests        Royalties and ORRIs
                         ----------------   ---------------------------------
                          United States      United States  Australia  Canada
                           Oil      Gas       Oil     Gas      Oil       Oil
                         (bbls.)   (mcf)    (bbls.)  (mcf)    (bbls.)  (bbls.)
                         ------    -----    ------  ------    ------   ------
For the year ended:
  December 31, 1998         217      804     2,776  10,495    13,599      391
  December 31, 1997         566    2,158     2,571  12,616    17,485       -
  December 31, 1996         535    4,157     3,217   9,059    10,255       -

Results of Operations for Producing Activities for the Year Ended December
31

                        1998                     1997               1996
               -------------------------   -----------------  ----------------
               United             Canad-   United             United
               States  Australia    ian    States  Australia  States Australia
               ------  ---------  ------   ------  ---------  ------ ---------
Sales of
oil & gas     $58,722   $195,150  $4,853  $81,859   $366,500  $92,156 $219,065
              -------   --------  ------  -------   --------  ------  --------
Production
costs
(including
taxes)          6,669     86,811   1,313   13,185    142,112   10,855   94,692

Acquisition
& explora-
tion costs      3,859         -       -     5,985     44,557   19,581       -

Depletion      16,916     42,933   1,068   25,108     80,630   25,049   48,194
              -------   --------  ------  -------   --------  ------  --------
Total costs    27,444    129,744   2,381   44,278    267,299   55,485  142,886
              -------   --------  ------  -------   --------  ------  --------
Results of
operations
from pro-
ducing
activities
(excluding
corporate
overhead)     $31,278   $ 65,406  $2,472  $37,581   $ 99,201  $36,671 $ 76,179
              =======   ========  ======  =======   ========  ======  ========

In addition to the acquisition and exploration costs presented above, the Company spent $25,000 purchasing royalty interests in two Canadian producing properties during 1998. However, no revenues were received during 1997 and no information was available to estimate the production.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                             December 31, 1998
                                              United
                                     Canada   States    Australia    Total
                                    -------  --------   ---------  ---------
Unproved properties (not
 being amortized)                   $    -   $ 55,283  $  363,204  $  418,487
                                    -------  --------  ----------  ----------
Proved properties (being
 amortized)
 Evaluated proved properties             -    250,057          -      250,057
 Unevaluated proved properties       25,000   528,053   1,214,492   1,767,545
                                    -------  --------  ----------  ----------
  Total proven properties            25,000   778,110   1,214,492   2,017,602
                                    -------  --------  ----------  ----------
 Total Capitalized Costs             25,000   833,393   1,577,696   2,436,089
 Accumulated Depletion               (1,068) (354,701)   (451,824)   (807,593)
                                    -------  --------  ----------  ----------
  Net Capitalized Costs             $23,932  $478,692  $1,125,872  $1,628,496
                                    =======  ========  ==========  ==========

                                             December 31, 1997
                                              United
                                     Canada   States    Australia    Total
                                    -------  --------   ---------  ---------
Unproved properties (not
 being amortized)                   $    -   $ 51,424  $  363,204  $  414,628
                                    -------  --------  ----------  ----------
Proved properties (being
 amortized)
 Evaluated proved properties             -    250,057           -     250,057
 Unevaluated proved properties       25,000   528,053   1,214,492   1,767,545
                                    -------  --------  ----------  ----------
  Total proven properties            25,000   778,110   1,214,492   2,017,602
                                    -------  --------  ----------  ----------
 Total Capitalized Costs             25,000   829,534   1,577,696   2,432,230
 Accumulated Depletion                   -   (337,785)   (408,891)   (746,676)
                                    -------  --------  ----------  ----------
  Net Capitalized Costs             $25,000  $491,749  $1,168,805  $1,685,554
                                    =======  ========  ==========  ==========

                                                 December 31, 1996
                                              United
                                              States    Australia     Total
                                             --------   ---------   ---------
Unproved properties (not
 being amortized)                            $ 45,439  $  363,204  $  408,643
                                             --------  ----------  ----------
Proved properties (being
 amortized)
 Evaluated proved properties                  268,057          -      268,057
 Unevaluated proved properties                528,053   1,169,935   1,697,988
                                             --------  ----------  ----------
  Total proven properties                     796,110   1,169,935   1,966,045
                                             --------  ----------  ----------
 Total Capitalized Costs                      841,549   1,533,139   2,374,688
 Accumulated Depletion                       (312,677)   (328,260)   (640,937)
                                             --------  ----------  ----------
  Net Capitalized Costs                      $528,872  $1,204,879  $1,733,751
                                             ========  ==========  ==========

Costs Incurred in Oil and Gas Property Acquisition, Exploration and
Development

                         1998                  1997               1996
                  ------------------   -----------------   ------------------
                  United               United              United
                  States   Australia   States  Australia   States   Australia
                  ------   ---------   ------  ---------  --------  --------
Property
acquisition
costs
 Proved           $   -    $     -    $     -   $    -     $16,045   $     -
 Unproved          3,859         -       5,985   44,557      3,536         -
Sales of
 properties           -          -     (18,000)      -          -          -
Exploration
 costs                -          -          -        -          -          -
Development
 costs                -          -          -        -          -          -
                  ------   --------   --------  -------    -------  --------
                  $3,859   $     -    $(12,015) $44,557    $19,581  $      -
                  ======   ========   ========  =======    =======  ========

In addition to the 1997 acquisition costs presented above, the Company spent $25,000 purchasing royalty interests in two proved properties in Canada. Property acquisition costs are negative in 1997 due to the sale of one lease. The sales price is reported as a reduction in the cost pool in accordance with full cost accounting rules described at Note 1 to the financial statements.