Form 10-Q
period 1999-03-31
GOLDEN TRIANGLE INDUSTRIES INC/
filed 1999-05-17
CIK 42284

------------------------------------------------------------------------------

                                 FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period Ended MARCH 31, 1999

                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to               .


                        Commission File No. 0-8301


                     GOLDEN TRIANGLE INDUSTRIES, INC.
          (Exact Name of Registrant as Specified in its Charter)



      State of Colorado                                        25-1302097
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification #)


6314 Aspen Cove Court Sugar Land, TX                             77479
(Address of Principal Executive Offices)                      (Zip Code)

                              (281) 565-7300
             Registrant's Telephone Number Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days  [X] Yes   [  ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 607,775 Shares, Common Stock, $.001 Par Value March 31, 1999

                                      1
------------------------------------------------------------------------------

                                INDEX

                                                                 Page
Part I.   Financial Information

     Item 1.   Financial Statements .  .  .  .  .  .  .  .  .  .   3

     Item 2.   Management's Discussion and Analysis   .  .  .  .   8


Part II:  Other information

     Item 6:   Exhibits and Reports on Form 8-K .  .  .  .  .  .  12


Signatures  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  12

                                      2
------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                   GOLDEN TRIANGLE INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS

                                             March 31            December 31
                                               1999                  1998
                                            ----------            ----------
                                            (Unaudited)
                                ASSETS
CURRENT ASSETS
   Cash                                     $   22,505            $  160,204
   Accounts receivable - trade               1,313,408             1,307,042
   Accounts receivable - other                  45,537                33,977
   Amounts receivable - officers                30,698                27,247
   Inventory                                   222,073               199,296
   Marketable securities                        63,686                47,694
   Prepaid expenses                             34,500                13,500
                                            ----------            ----------
      Total Current Assets                   1,732,407             1,788,960
                                            ----------            ----------

PROPERTY AND EQUIPMENT                       7,156,705             7,104,354
   Accumulated depreciation, depletion
     and amortization                       (2,252,298)           (2,133,069)
                                            ----------            ----------
      Net Property and Equipment             4,904,407             4,971,285
                                            ----------            ----------
OTHER ASSETS
   Notes receivable - long term                305,287               305,588
   Advances to related parties                 170,255               185,209
   Deferred tax assets                          44,400                38,000
   Other                                        21,777                20,632
                                            ----------            ----------
      Total Other Assets                       541,719               549,429
                                            ----------            ----------
TOTAL ASSETS                                $7,178,533            $7,309,674
                                            ==========            ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                         $   98,884            $   50,535
   Accrued expenses                             76,122                73,239
   Line of credit                              241,200               171,200
                                            ----------            ----------
         Total Current Liabilities             416,206               294,974
                                            ----------            ----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value
   (1,000,000 shares authorized)
    Class A (3,374 outstanding)                    337                   337
    Class B (52,824 and 52,941 outstanding)      5,282                 5,294
   Common stock, $.001 par value
   (100,000,000 shares authorized;
   607,775 and 605,398 outstanding)                608                   605
   Additional paid-in capital                7,524,041             7,514,575
   Unrealized (loss) on marketable
   Securities                                  (79,178)              (72,260)
   Accumulated deficit                        (688,763)             (433,851)
                                            ----------            ----------
      Total Stockholders' Equity             6,762,327             7,014,700
                                            ----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $7,178,533            $7,309,674
                                            ==========            ==========


See accompanying selected information.

                                      3
------------------------------------------------------------------------------

                    GOLDEN TRIANGLE INDUSTRIES, INC.
                    CONSOLIDATED INCOME STATEMENTS
                             (Unaudited)

                                               Three Months Ended March 31
                                            --------------------------------
                                               1999                   1998
                                            ----------            ----------
OPERATING REVENUES
   Disposal and service fees                $  186,000            $  667,119
   Oil reclamation, sand and water sales       178,417               215,582
   Oil and gas production                       50,349               112,570
   Gain on sale of operating assets             16,500                    -
   Miscellaneous                                   150                    -
                                            ----------            ----------
      Total Operating Revenues                 431,416               995,271
                                            ----------            ----------
COST OF REVENUES
   Skim oil purchases                           77,680               161,831
   Australian marketing costs                    5,146                31,150
   Production expenses and taxes                 1,340                 2,227
   Contract services                             7,157                 7,784
   Direct materials and supplies                65,638                58,717
   Lease costs                                  17,995                29,767
   Utilities                                    16,654                 8,545
   Depreciation, depletion and amortization    120,196               120,424
                                            ----------            ----------
      Total Costs of Revenues                  311,806               420,445
                                            ----------            ----------
GROSS PROFIT                                   119,610               574,826

SELLING AND ADMINISTRATIVE  EXPENSES           375,875               337,453
                                            ----------            ----------
INCOME/(LOSS) FROM OPERATIONS                 (256,265)              237,373

OTHER INCOME/(EXPENSES)
   Interest and dividend income                  3,422                 8,832
   Interest expense                             (5,602)                 (372)
   Transfer fees                                 2,175                 2,775
   Gain/(loss) on sale of assets                   -                  36,979
                                            ----------            ----------
INCOME/(LOSS) BEFORE INCOME TAXES             (256,270)              285,587

   Income tax benefit/(expense)                  1,358               (97,070)
                                            ----------            ----------
NET INCOME/(LOSS)                             (254,912)              188,517


Other comprehensive income, net of tax:
   Unrealized gains/(losses) on securities      (4,389)                  624
                                            ----------            ----------

COMPREHENSIVE INCOME                        $ (259,301)           $  189,141
                                            ==========            ==========

Basic Earnings per Common Share             $    (0.42)           $     0.32
Diluted Earnings per Common Share                (0.42)                 0.31


See accompanying selected information.

                                      4
------------------------------------------------------------------------------

                       GOLDEN TRIANGLE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase/(Decrease) in Cash and Cash Equivalents
                                 (Unaudited)


                                               Three Months Ended March 31,
                                             -------------------------------
                                                 1999                 1998
                                             ---------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income/(loss)                         $(254,912)           $  188,517
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, depletion and amortization   120,196               120,424
    (Gain) on sale of assets and securities    (16,500)              (36,979)
    Allowance for bad debts adjustment         115,257                    -
   Receivables                                (132,882)             (187,883)
   Inventory                                   (22,777)              (13,354)
   Amounts due from/to related parties          (6,849)               10,206
   Other assets                                (21,000)                9,195
   Accounts payable                             51,232                17,110
   Accrued and deferred taxes                  (18,107)               87,073
                                              ---------           ----------
NET CASH PROVIDED/(USED) BY OPERATING
ACTIVITIES                                    (186,342)              194,309
                                              ---------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment          (52,351)             (129,202)
   Purchase of marketable securities           (11,203)              (74,482)
   Investment in subsidiaries                   (2,112)                   -
   Proceeds from sale of assets                 16,500               137,040
                                              ---------           ----------
NET CASH USED IN INVESTING ACTIVITIES          (49,166)              (66,644)
                                              ---------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing stock                   9,457                27,394
   Loan to related parties                      (8,347)                   -
   Repayment from related parties               26,699                    -
   Borrowing under line of credit               70,000                70,000
   Repayments on line of credit                    -                 (76,000)
                                              ---------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       97,809                21,394
                                              ---------           ----------
   Increase/(Decrease) in Cash                (137,699)              149,059

Cash at Beginning of Year                      160,204                95,648
                                              ---------           ----------
   CASH AT END OF PERIOD                      $ 22,505            $  244,707
                                              =========           ==========


Supplemental Disclosures - Non-cash Investing and Financing
Transactions

   Cash paid for interest                     $  5,602            $      372
   Cash paid for income taxes                       -                 19,043


See accompanying selected information.

                                      5
------------------------------------------------------------------------------

                       GOLDEN TRIANGLE INDUSTRIES, INC.
          SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                March 31, 1999



NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


NOTE 2:   TRANSTEXAS GAS CORPORATION BANKRUPTCY

On April 19, 1999, TransTexas Gas Corporation, the Company's largest customer, filed a Voluntary Petition in the State of Delaware for Order and Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. As of May 10, 1999, TransTexas had not filed its plan of restructuring and no specific details or payment plans have been made public. Unofficial reports from TransTexas have indicated that its restructuring plan will provide for repayment of all outstanding vendor debt over an eighteen month period. However, there is no assurance that this plan will be the one filed by TransTexas or that such a plan will be accepted by the bankruptcy court. The Company is an unsecured creditor in this bankruptcy.

At March 31, 1999, TransTexas owed the Company $1,114,427. The Company has taken a charge of $115,257 against income during the first quarter of 1999 by establishing a valuation allowance against this receivable. This valuation allowance is based on the possibility that TransTexas will repay the balance owed over an eighteen month period beginning in September 1999. Due to the nature of bankruptcy, it is possible that the Company will not be able to collect any of its receivables from TransTexas. The Company intends to monitor this situation carefully and will adjust the valuation allowance as needed to reflect its assessment of the value of its receivable.

At the present time, the Company is continuing to provide services to TransTexas on what is effectively a C.O.D. basis. Some jobs are prepaid, while others are paid upon completion.


NOTE 3:   STOCK TRANSACTIONS

The Company has issued 1,207 common shares under its Dividend
Reinvestment Plan during 1999 for proceeds of $9,483.

The Company has also accepted the reconversion of 117 shares of Class B preferred into 1,170 common shares on the basis of ten common shares for each Class B preferred share tendered.


NOTE 4:   ACQUISITION OF FIXED ASSETS AND INVESTMENTS

During March 1999, the Company acquired a 2.5% overriding royalty interest in Australian concession ATP 636P from Strategic Consulting, Inc. for $25,000. This purchase included an agreement by Strategic to assign a 1% overriding royalty interest in successful applications by Strategic to obtain a specific list of Australian concessions.
ATP 636P is a non-producing prospect covering approximately 640,000 acres south of Eromanga, Queensland, Australia. The other Australian concession areas that Strategic has applied for lie in Queensland, in South Australia, and offshore in Victoria.

                                      6
------------------------------------------------------------------------------

NOTE 5:   COMPREHENSIVE INCOME

Other comprehensive income is comprised of unrealized gains/losses on marketable securities and dividends paid. Changes in unrealized gains/losses on marketable securities for 1999 are as follows:

     Balance at December 31, 1998                         $ (72,260)
     Change during 1999                                      (6,918)
                                                          ---------
     Current balance                                      $ (79,178)
                                                          =========


NOTE 6:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the three months ended March 31 as indicated.
                                                      1999            1998
                                                    ----------      ---------
 Numerator:
    Net income                                      $ (254,912)     $ 188,517
    Less preferred stock dividends                           -             -
                                                    ----------      ---------
    Numerator for basic EPS                           (254,912)       188,517

    Effect of dilutive preferred stock dividends            -              -
                                                    ----------      ---------
    Numerator for diluted EPS                       $ (254,912)     $ 188,517
                                                    ==========      =========
 Denominator:
    Basic weighted average shares
         outstanding                                   606,389        580,429
    Convertible preferred shares (1)                       -           33,740
                                                    ----------      ---------
    Denominator for diluted EPS                        606,389        614,169
                                                    ==========      =========

    Basic EPS                                       $    (0.42)     $    0.32
    Diluted EPS                                          (0.42)          0.31

 (1) Convertible preferred shares of 60,152 were determined to be anti-dilutive during 1999.


NOTE 7:   SEGMENT AND GEOGRAPHICAL DATA

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                      1999            1998
                                                   ----------       ---------
Segment Data:
 Revenues:
   Oil field rentals and services                  $  186,000       $ 667,119
   Oil reclamation and other sales                    178,417         215,582
   Oil and gas                                         50,349         112,570
   Other                                               16,650               -
                                                   ----------       ---------
       Totals                                      $  431,416       $ 995,271
                                                   ==========       =========

 Operating profit:
   Oil field rentals and services                  $ (317,483)      $ 208,736
   Oil reclamation and other sales                     45,181           3,909
   Oil and gas                                           (613)         24,728
   Other                                               16,650               -
                                                   ----------       ---------
       Totals                                        (256,265)        237,373
   Other income and expense                                (5)         48,214
                                                   ----------       ---------
     Income before income taxes                    $ (256,270)      $ 285,587
                                                   ==========       =========
                                      7
------------------------------------------------------------------------------

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                      1999            1998
                                                   ----------       ---------
Geographical Data:
 Revenues:
   United States                                   $  394,725       $ 901,572
   Australia                                           36,691          91,624
   Canada                                                  -            2,075
                                                   ----------       ---------
      Totals                                       $  431,416       $ 995,271
                                                   ==========       =========

 Operating profit:
   United States                                   $ (279,738)      $ 195,957
   Australia                                           23,473          40,316
   Canada                                                  -            1,100
                                                   ----------       ---------
      Totals                                         (256,265)        237,373
 Other income and expense                                  (5)         48,214
                                                   ----------       ---------
   Income before income taxes                      $ (256,270)      $ 285,587
                                                   ==========       =========


NOTE 8:   SUBSEQUENT EVENTS

During March 1999, the Company entered into a contract to purchase a one-half interest in a 1,062 acre property with existing sand and gravel excavation activities. The Company's president has taken the remaining one-half interest. The purchase of this interest has a $400,000 cost of which $300,000 will consist of a promissory note to the seller. This property will expand the Company's sand and gravel sales. The Company made a $20,000 earnest money deposit on this contract.

                                      8
------------------------------------------------------------------------------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the first quarter of 1999, the Company has seen the effects of the downturn in the prices of oil and gas. The fall of oil prices to approximately 50% of previous prices directly effected the Company's oil and gas revenues and flowed down the line from oil and gas producers to the Company's service businesses during the first quarter of 1999. The decline effected the salt water disposal business, the other oil field services, and the oil reclamation business. In addition, the Company's largest customer, TransTexas Gas Corporation filed a Voluntary Bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on April 19, 1999, largely due to the decline in oil and gas prices. As a result of this filing, the Company recognized a valuation adjustment against its receivables from TransTexas of $115,257 in its first quarter financial statements. Sand and gravel sales increased during the first quarter as the contract to sell sand and gravel off the Altair property was implemented.

Oil and gas prices have rebounded during April 1999. Management has seen increased activity in the oil field since March and expects to see improvement in all of its businesses as producers begin to recover from the disastrously low prices for oil and gas. Although TransTexas filed for bankruptcy, the Company has continued to provide services to them on a C.O.D. basis.


LIQUIDITY AND CAPITAL RESOURCES

Management has reported total assets of $7,178,533 at March 31, 1999, a decrease of $131,141 from the $7,309,674 total at December 31, 1998. This decrease is largely due to the write-down taken on the TransTexas receivable offset somewhat by an increase in deferred income taxes resulting from losses generated in the current quarter.

Current assets were also down when comparing March 31, 1999 to both December 31, 1998 and March 31, 1998. Current assets decreased mostly because of the write-down against the TransTexas receivable and because of the reduced cash flow due to reduced operating
revenues.   Current liabilities were up significantly when comparing
the current balances to the balances at both December 31, 1998 and March 31, 1998. The increase is due primarily to reduced cash flows from operations and to an additional $70,000 borrowed under the Company's line of credit with the Bank of New Mexico. The borrowing under the existing line of credit was largely used to fund the acquisition of an overriding royalty interest in a new Australian prospect and to provide the earnest money deposit for a property acquisition (discussed below). It is important to note that the Company has no long-term bank debt and that its property and equipment are free from liens.

Historically, the Company's oil field services and rental revenues have been derived largely from TransTexas Gas Corporation. (Business with TransTexas represented 44% of the Company's total revenues during the year ended December 31, 1998.) During the first quarter of 1999, business with TransTexas declined to only 4% of operating revenues. This decline, as discussed above, was largely due to the decline in oil and gas prices and the resulting reduction in cash available for development and service work. Additionally, TransTexas did not make any significant reduction in the amount that it owed the Company. Receivables from TransTexas totaled $1,114,427 at March 31, 1999. As mentioned above, TransTexas filed a Voluntary Petition in the State of Delaware for Order and Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Obviously, this action casts some doubt on the collectible of the receivable from TransTexas. Management has analyzed the situation and has determined that available information indicates that the Company should be able to ultimately collect the bulk of its receivables from TransTexas. However, collection is expected to take some time. TransTexas has not filed its restructuring plan with the bankruptcy court. It has informally indicated that the plan it intends to file will provide for the payment of unsecured creditor's claims over an eighteen month period beginning later in 1999. In recognition of the prolonged period to collect these receivables, the Company has recognized the valuation allowance presented above. Should TransTexas change its plan or have it changed by the bankruptcy court, or should it become unable to pay, the Company's related assets and earnings would increasingly be adversely impacted. At present, the information available to the Company has not indicated that the unofficial restructuring plan it has heard from TransTexas is unfeasible or that TransTexas will not be able to meet the requirements of the plan. Management believes that the Company will be able to generate sufficient cash flow to meet its obligations regardless of whether or not it is able to collect its TransTexas receivables.

Subsequent to TransTexas' bankruptcy filing, the Company has actually increased services being provided to TransTexas over those provided in the first quarter. This is largely due to increased oil and gas prices and to efforts by TransTexas to restart its drilling operations. These services are being provided on a "pay as you go" basis, under which some services are prepaid while others are paid upon completion.

                                      9
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The Company's financial statements present total operating revenues of $431,416 for the first quarter of 1999, which is a decrease of $563,855 from the first quarter of 1998. This decrease is primarily attributable to the domino effect of the lower oil and gas prices. All aspects of the Company's revenues declined, except its sand and gravel sales. A significant reduction in oil field services and rentals came from TransTexas reduction in activities as mentioned above. Oil reclamation and salt water disposal services declined as producers reduced or stopped output from marginal wells due to the lower sales prices causing wells to be unprofitable to produce. Marginal wells generally produce higher percentages of salt water. Most of the oil for reclamation comes from skimming residual oil off salt water. Oil and gas revenues were impacted by both the lower oil prices and an uncharacteristically low Australian currency exchange rate.

Costs of revenues decreased when comparing the first quarter of 1999 to the first quarter of 1998 primarily because of the reduced skim oil purchases and reduced costs for the Australian oil production. Depreciation, one of the more significant costs, is on a straight line and is not related directly to higher or lower operating activities.

Selling and Administrative Expenses consists of personnel, advertising, repairs and maintenance, professional fees, taxes, and other corporate overhead expenses. In 1999, these costs also include the valuation allowance of $115,257 recorded against the Company's receivables from TransTexas. During the first quarter of 1999, personnel costs declined $24,852 from the first quarter of 1998. Advertising and public relations declined $25,596 from 1998, but most of this difference is expected to be incurred during the second quarter of 1999. Various other overhead costs have declined during the first quarter of 1999 from those incurred in the first quarter of 1998 due to efforts to control costs and to the lower level of activities. Normal selling and administrative costs, i.e. excluding the valuation adjustment, totaled $260,618 which represents an overall decline of $76,835 from comparable costs in 1998.

The Company showed a $.42 loss per common share for the quarter compared to a $.32 per share profit for 1998. This is the net result after recognizing a benefit from income taxes based on the net loss incurred during the current quarter. The write-down on receivables (net of tax effects) represents $.13 of the loss in 1999. Management believes the Company was weathering the storm, so to speak, caused by the fallout from the low oil and gas prices. With prices recovering subsequent to the first quarter, activities are improving. While it is still early to make projections for the second quarter or the balance of the year, it does look like the first quarter is not likely to be an indication of the results for all of 1999, unless oil and gas prices fall again or unless it becomes evident that TransTexas will be unable to pay a significant part of its receivables.

Cash flows from operations declined significantly during the first quarter of 1999 from those of 1998. This is largely due to decreased revenues and activities as previously discussed. The Company borrowed an additional $70,000 under its existing line of credit and collected $26,699 from related parties. A large portion of these funds were used in the purchase of an Australian oil interest and as an earnest money deposit for a property acquisition discussed below.

During March 1999, the Company entered into a contract to purchase a 1,062 acre property near the Altair property that has an ongoing sand and gravel excavation operation. Although this property has had ongoing excavation activity for a number of years, it still contains significant recoverable quantities of sand and gravel. The property also is the site of a facility for separating and cleaning the sand and gravel for its intended use. This facility is owned by the lessee under the existing excavation lease and generates a royalty payment based on quantities of sand and gravel processed. The property also contains three producing gas wells and several potential well sites. One well site has been staked for drilling since the first of May. The
Company received 49% of the mineral interest under this property as part of its acquisition.


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

                                      10
------------------------------------------------------------------------------

YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The widespread use of computer programs that rely on these two-digit date programs to perform computations and decision-making functions may cause information technology systems to malfunction in and around the year 2000. This could result in a major system failure or miscalculations. Such malfunctions may lead to significant business delays in the U.S. and internationally. Many normal business activities will potentially be impacted because information necessary to monitor and control various operations is controlled by computers.

The Company has studied and tested its technologies systems impacted by the Year 2000 transition. The Company believes that all of its software and equipment are Year 2000 compliant and that this problem will have no affect on the Company's internal operations. Should companies with which the Company does business suffer significant problems within their systems, an adverse impact could be incurred by the Company. However, the Company has discussed this problem with its significant customers and suppliers and is satisfied from their responses that most will be prepared and will be sufficiently Year 2000 compliant to preclude significant problems. No one can foresee the final impact of the Year 2000 issue and, despite all efforts to insure that the problem will not effect the Company, the possibility remains that system malfunctions could create a domino or "fall out" effect that could adversely impact the Company's operations and cash flow.

                                      11
------------------------------------------------------------------------------

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


                                GOLDEN TRIANGLE INDUSTRIES, INC.


May 14, 1999                     /s/ Shawna Owens
                                Shawna Owens, Treasurer


May 14, 1999                     /s/ Robert B. Early
                                Robert B. Early, Chief Financial
                                Officer