Form 10-Q
period 1999-06-30
GOLDEN TRIANGLE INDUSTRIES INC/
filed 1999-08-30
CIK 42284

------------------------------------------------------------------------------

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For Quarterly Period Ended JUNE 30, 1999

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

 There were 614,401 Shares, Common Stock, $.001 Par Value June 30, 1999




                                    1
------------------------------------------------------------------------------

                                  INDEX

                                                    Page
 Part I.   Financial Information

      Item 1.   Financial Statements . . . . . . . . . . . . .       3

      Item 2.   Management's Discussion and Analysis . . . . .       8


 Part II:       Other information


      Item 6:   Exhibits and Reports on Form 8-K . . . . . . .       13


 Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .       13





                                      2
------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                    GOLDEN TRIANGLE INDUSTRIES, INC.
                       CONSOLIDATED BALANCE SHEETS

                                                     June 30       December 31
                                                       1999           1998
                                                   (Unaudited)
                                                   ----------      ----------
                                 ASSETS
CURRENT ASSETS
 Cash                                              $   11,280      $  160,204
 Accounts receivable - trade                        1,321,991       1,307,042
 Accounts receivable - other                           42,913          33,977
 Amounts receivable - officers                         30,000          27,247
 Inventory                                            241,998         199,296
 Marketable securities                                 63,310          47,694
 Prepaid expenses                                      13,500          13,500
                                                   ----------      ----------
    Total Current Assets                            1,724,992       1,788,960
                                                   ----------      ----------

PROPERTY AND EQUIPMENT                              7,586,002       7,104,354
 Accumulated depreciation, depletion
  and amortization                                 (2,368,475)     (2,133,069)
                                                   ----------      ----------
    Net Property and Equipment                      5,217,527       4,971,285
                                                   ----------      ----------

OTHER ASSETS
 Notes receivable - long term                         304,831         305,588
 Advances to related parties                           93,011         185,209
 Deferred tax assets                                   57,339          38,000
 Other                                                 20,810          20,632
                                                   ----------      ----------
    Total Other Assets                                475,991         549,429
                                                   ----------      ----------

TOTAL ASSETS                                       $7,418,510      $7,309,674
                                                   ==========      ==========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                  $  161,014      $   50,535
 Accrued expenses                                      31,179          73,239
 Line of credit                                       266,200         171,200
 Current portion of long term debt                     10,208              -
                                                   ----------      ----------
       Total Current Liabilities                      468,601         294,974

Long Term Debt (net of current portion)               289,792              -
                                                   ----------      ----------
 Total Liabilities                                    758,393         294,974
                                                   ----------      ----------
STOCKHOLDERS' EQUITY
 Preferred stock, $.10 par value
 (1,000,000 authorized)
  Class A (3,374 outstanding)                             337             337
  Class B (52,666 and 52,941 outstanding)               5,267           5,294
 Common stock, $.001 par value
 (100,000,000 shares authorized; 614,401
 and 605,398 outstanding)                                 614             605
 Additional paid-in capital                         7,550,116       7,514,575
 Unrealized (loss) on marketable
  securities                                          (79,553)        (72,260)
 Accumulated deficit                                 (816,664)       (433,851)
                                                   ----------      ----------
    Total Stockholders' Equity                      6,660,117       7,014,700
                                                   ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $7,418,510      $7,309,674
                                                   ==========      ==========


See accompanying selected information.
                                      3
------------------------------------------------------------------------------

                       GOLDEN TRIANGLE INDUSTRIES, INC.

                        CONSOLIDATED INCOME STATEMENTS
              Three and Six Months Ended June 30, 1999 and 1998
                                 (Unaudited)

                                     Three Months             Six Months
                                    1999      1998         1999        1998
                                ----------  ----------  ----------  ----------
OPERATING REVENUES
 Disposal & service fees        $  201,950  $  630,003  $  387,950  $1,297,122
 Oil reclamation, sand and
   water sales                     364,876     151,929     543,293     367,511
 Oil and gas production             39,213      50,882      89,562     163,452
 Gain on sale of operating
   assets                               -           -       16,500          -
 Miscellaneous                          -          405         150         405
                                ----------  ----------  ----------  ----------
  Total Operating Revenues         606,039     833,219   1,037,455   1,828,490
                                ----------  ----------  ----------  ----------

COST OF REVENUES
 Skim oil purchases                200,261     105,348     277,941     267,179
 Australian marketing costs         16,738      23,299      21,884      54,449
 Production expenses and taxes         918         395       2,258       2,622
 Contract services                  12,681      15,934      19,838      23,718
 Materials and supplies             80,135      59,931     145,773     118,648
 Lease costs                        25,435      24,047      43,430      53,814
 Utilities                          14,776       7,990      31,430      16,535
 Depreciation, depletion and
   amortization                    117,145     117,325     237,341     237,749
                                ----------  ----------  ----------  ----------
  Total Costs of Revenues          468,089     354,269     779,895     774,714
                                ----------  ----------  ----------  ----------

GROSS PROFIT                       137,950     478,950     257,560   1,053,776

SELLING AND ADMINISTRATIVE
  EXPENSES                         319,569     333,647     695,444     671,100
                                ----------  ----------  ----------  ----------

INCOME/(LOSS) FROM OPERATIONS     (181,619)    145,303    (437,884)    382,676

OTHER INCOME/(EXPENSES)
 Interest and dividend income        3,970       8,408       7,392      17,240
 Interest expense                   (6,384)     (4,096)    (11,986)     (4,468)
 Transfer fees                       2,148       2,732       4,323       5,507
 Gain/(loss) on sale of assets          -        1,799          -       38,778
                                ----------  ----------  ----------  ----------

INCOME/(LOSS) BEFORE INCOME
   TAXES                          (181,885)    154,146    (438,155)    439,733

 Australian income taxes             4,521       3,963      14,253      23,456
 Income taxes-federal and state      1,000      43,918       2,000     111,049
 Deferred income taxes             (59,505)      5,720     (71,595)     16,166
                                ----------  ----------  ----------  ----------

NET INCOME/(LOSS)               $ (127,901) $  100,545  $ (382,813) $  289,062

Other comprehensive income
(net of tax):
   Unrealized gains/(losses)
   on securities                    (2,904)     (6,774)     (7,293)     (6,151)
                                ----------  ----------  ----------  ----------

COMPREHENSIVE INCOME            $ (130,805) $   93,771  $ (390,106) $  282,911
                                ==========  ==========  ==========  ==========


Basic Earnings per Common Share $    (0.21) $     0.17  $    (0.63) $     0.50
                                ==========  ==========  ==========  ==========
Diluted Earnings per Common
  Share                              (0.20)       0.16       (0.59)       0.47
                                ==========  ==========  ==========  ==========


See accompanying selected information.
                                      4
------------------------------------------------------------------------------

                       GOLDEN TRIANGLE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase/(Decrease) in Cash and Cash Equivalents
                                 (Unaudited)


                                                    Six Months Ended June 30
                                                        1999          1998
                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income/(loss)                                 $ (382,813)    $  289,062
 Adjustments to reconcile net
 income to net cash provided by
 operating activities:
        Depreciation, depletion and
          amortization                                237,341        237,749
    (Gain) on sale of assets and
          securities                                  (16,500)       (38,778)
    Allowance for bad debts adjustment                115,257             -
    Stock issued for services                              -             187
 Receivables                                         (138,385)      (500,152)
 Inventory                                            (42,702)       (29,903)
 Amounts due from/to related parties                       -          15,478
 Other assets                                              -          11,469
 Accounts payable                                      68,419         24,342
 Accrued and deferred taxes                           (31,046)       125,860
                                                   ----------     ----------
NET CASH PROVIDED/(USED) BY OPERATING
ACTIVITIES                                           (190,429)       135,314
                                                   ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                  (481,648)      (364,024)
 Purchase of marketable securities                    (11,203)       (74,482)
 Investment in subsidiaries                            (2,112)            -
 Proceeds from sale of assets                          16,500        174,796
                                                   ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                (478,463)      (263,710)
                                                   ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuing stock                           35,523        122,736
 Loan to related parties                               (8,347)            -
 Loans from related parties                            70,395             -
 Repayment from related parties                        27,397             -
    Borrowing under line of credit                     95,000        171,200
 Repayments on line of credit                              -         (76,000)
 Long -term debt                                      300,000             -
                                                   ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             519,698        217,936
                                                   ----------     ----------

 Increase/(Decrease) in Cash                         (148,924)        89,540

Cash at Beginning of Year                             160,204         95,648
                                                   ----------     ----------

 CASH AT END OF PERIOD                             $   11,280     $  185,188
                                                   ==========     ==========

Supplemental Disclosures - Non-cash Investing and Financing Transactions

 Cash paid for interest                            $   11,986     $    4,468
 Cash paid for income taxes                                -          39,393

 Stock issued for fixed assets                             -          11,000
 Stock issued for services                                 -             187


See accompanying selected information.
                                      5
------------------------------------------------------------------------------

                     GOLDEN TRIANGLE INDUSTRIES, INC.
       SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                              June 30, 1999


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


NOTE 2:   TRANSTEXAS GAS CORPORATION BANKRUPTCY

On April 19, 1999, TransTexas Gas Corporation, the Company's largest customer, filed a Voluntary Petition in the State of Delaware for Order and Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. TransTexas is currently operating as a debtor in possession. As such, the management of TransTexas is operating on its own under the oversight of the bankruptcy court. TransTexas has filed its plan of restructuring and is waiting for approval from the court in order to begin implementation. The plan, as filed, provides for a payout of all outstanding vendor debt over an estimated eighteen month period. However, there is no assurance that this plan will be approved by the bankruptcy court. The Company is an unsecured creditor in this bankruptcy.

At March 31, 1999, TransTexas owed the Company $1,114,427. The Company has recorded a charge of $115,257 against income during the first quarter of 1999 by establishing a valuation allowance against this receivable. This valuation allowance is a discount based on the possibility that TransTexas will repay the balance owed over an eighteen month period beginning in September 1999. Due to the nature of bankruptcy, it is possible that the Company will not be able to collect any of its receivables from TransTexas. The Company intends to monitor this situation carefully and will adjust the valuation allowance as needed to reflect its assessment of the value of its receivable.

At the present time, the Company is continuing to provide services to TransTexas on what is effectively a C.O.D. basis. Some jobs are prepaid, while others are paid upon completion.


NOTE 3:   STOCK TRANSACTIONS

The Company has issued 6,253 common shares under its Dividend
Reinvestment Plan during 1999 for proceeds totaling $35,523.

The Company has also accepted the reconversion of 275 shares of Class B preferred into 2,750 common shares on the basis of ten common shares for each Class B preferred share tendered.

                                      6
------------------------------------------------------------------------------

NOTE 4:   PURCHASE OF FIXED ASSETS AND INVESTMENTS

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

During March 1999, the Company entered into a contract to purchase a one-half interest in a 1,062 acre property with existing sand and gravel excavation activities. The Company's president has taken the remaining one-half interest. The purchase of the Company's interest was $400,000. Of this $300,000 consisted of a promissory note to the seller. The effective date of the purchase was April 16, 1999 with prorations of existing contracts and revenues based on such date. This property will expand the Company's sand and gravel sales.

The Company was to pay half of a $100,000 earnest money deposit on this contract. However, due to a cash shortfall, the Company's president paid $45,000 of the Company's portion of the deposit. The $300,000 note bears interest at 7.5% per annum, with payments to begin January 15, 2000 and run semiannually thereafter for 10 years.


NOTE 5:   COMPREHENSIVE INCOME

Other comprehensive income is comprised of unrealized gains/losses on marketable securities. Changes in unrealized gains/losses on marketable securities for 1999 are as follows:

       Balance at December 31, 1998                    $  (72,260)
       Change during 1999                                  (7,293)
                                                       ----------
       Current balance                                 $  (79,553)
                                                       ==========


NOTE 6:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the three and six months ended June 30, 1999 and 1998 as indicated.

                                      Three Months            Six Months
                                    1999        1998       1999        1998
                                 ----------  ---------  ----------  ----------
Numerator:
  Net income                     $ (127,901) $ 100,545  $ (382,813) $  289,062
  Less preferred stock dividends         -          -           -           -
                                 ----------  ---------  ----------  ----------
  Numerator for basic EPS          (127,901)   100,545    (382,813)    289,062

  Effect of dilutive preferred
    stock dividends                      -          -           -           -
                                 ----------  ---------  ----------  ----------
  Numerator for diluted EPS      $ (127,901) $ 100,545  $ (382,813) $  289,062
                                 ==========  =========  ==========  ==========
Denominator:
  Basic weighted average
    shares outstanding              610,332    586,425     608,371     583,443
  Convertible preferred
    shares (1)                           -      33,740          -       33,740
                                 ----------  ---------  ----------  ----------
  Denominator for diluted EPS       610,332    620,165     608,371     617,183
                                 ==========  =========  ==========  ==========

Basic EPS                        $    (0.21) $    0.17  $    (0.63) $     0.50
Diluted EPS                           (0.21)      0.16       (0.63)       0.47

(1) Convertible preferred shares of 60,152 were determined to be anti-dilutive during 1999.

                                      7
------------------------------------------------------------------------------

NOTE 7:   SEGMENT AND GEOGRAPHICAL DATA

                                                  Six Months Ended June 30,
                                                      1999        1998
                                                  ----------   ----------
Segment Data:
 Revenues:
      Oil field rentals and services              $  387,950   $1,297,122
      Oil reclamation and other sales                543,293      367,511
      Oil and gas                                     89,562      163,452
      Other                                           16,650          405
                                                  ----------   ----------
      Totals                                      $1,037,455   $1,828,490
                                                  ==========   ==========

 Operating profit:
      Oil field rentals and services              $ (615,733)  $  453,309
      Oil reclamation and other sales                167,802      (94,194)
      Oil and gas                                     (6,603)      23,156
      Other                                           16,650          405
                                                  ----------   ----------
      Totals                                        (437,884)     382,676

 Other income and expense                               (271)      57,057
                                                  ----------   ----------
   Income before income taxes                     $ (438,155)  $  439,733
                                                  ==========   ==========


Geographical Data:
 Revenues:
   United States                                  $  966,964   $1,696,286
   Australia                                          69,021      129,417
   Canada                                              1,470        2,787
                                                  ----------   ----------
      Totals                                      $1,037,455   $1,828,490
                                                  ==========   ==========

 Operating profit:
   United States                                  $ (475,482)  $  284,926
   Australia                                          37,098       96,395
   Canada                                                500        1,356
                                                  ----------   ----------
      Totals                                        (437,884)     382,677

 Other income and expense                               (271)      57,057
                                                  ----------   ----------
   Income before income taxes                     $ (438,155)  $  439,734
                                                  ==========   ==========

                                      8
-----------------------------------------------------------------------------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


During the first six months of 1999, the Company has seen the effects of the downturn in the prices of oil and gas which began during 1998. The fall of oil prices to approximately 50% of previous prices directly effected the Company's oil and gas revenues and rippled down the line from oil and gas producers to the Company's service businesses during the first quarter of 1999. The ripple effect of the decline in oil and gas prices hurt the salt water disposal business, the other oil field services, and the oil reclamation business. During the second quarter, oil and gas prices began to recover, but, as in the delay of the downturn's effects, the oil service business recovery will trail the oil and gas price recovery. The Company also felt the effects of the bankruptcy of TransTexas Gas Company, its largest customer. TransTexas filed a Voluntary Bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on April 19, 1999, largely due to the decline in oil and gas prices. As a result of this filing, the Company recognized a valuation adjustment against its receivables from TransTexas of $115,257 in its 1999 first quarter financial statements. Sand and gravel sales increased during the first six months as the contract to sell sand and gravel off the Altair property was implemented. During the second quarter, the Company and its President closed on a 1,062 acre property with additional sand and gravel sales as discussed below.

As mentioned above, oil and gas prices began to rebound during April 1999. Management has seen increased activity in the oil field since March and expects to see improvement in all of its businesses as producers begin to recover from the disastrously low prices for oil and gas. Although TransTexas filed for bankruptcy, the Company has continued to provide services to them on a C.O.D. basis.


LIQUIDITY AND CAPITAL RESOURCES

Management has reported total assets of $7,418,510 at June 30, 1999, an increase of $108,836 from the $7,309,674 total at December 31, 1998 and an increase of $239,977 over total assets at March 31, 1999. The increase over December is largely a net effect of the purchase of the new land and the write-down taken due to TransTexas' bankruptcy. The increase in the current quarter is primarily due to the purchase of the Wright property.

Current assets were also down slightly when comparing June 30, 1999 to both December 31, 1998 and June 30, 1998. Current assets decreased mostly because of the write-down against the TransTexas receivable and because of the reduced cash flow due to reduced operating revenues. Current liabilities were up significantly when comparing the current balances to the balances at December 31, 1998 but only up some from June 30, 1998. The increase is to some extent a seasonal occurrence when you look back over the last three years. However, it was impacted in the current year by the decrease in cash flows from operations. The Company has drawn an additional $95,000 under the Company's lines of credit with the Bank of New Mexico and the Bank of Albuquerque. The borrowings under the existing lines of credit were largely used to fund the acquisition of an overriding royalty interest in a new Australian prospect during the first quarter and to provide the down payment for the acquisition of the Wright property which has existing sand and gravel excavation activity (discussed further below). It is important to note that the Company has no long-term bank debt and that its property and equipment are free from liens with the exception of the Wright property, which is subject to a purchase money mortgage held by the seller.

                                      9
-----------------------------------------------------------------------------

Historically, the Company's oil field services and rental revenues have been derived largely from TransTexas Gas Corporation. (Business with TransTexas represented 44% of the Company's total revenues during the year ended December 31, 1998.) During the first six months of 1999, business with TransTexas declined to only 15% of operating revenues.
This decline was largely due to the decline in oil and gas prices and the resulting reduction in cash available for development and service work which led to a bankruptcy filing by TransTexas. Additionally, TransTexas did not make any significant reduction in the amount that it owed the Company. Gross receivables from TransTexas totaled $1,114,427 at March 31, 1999 and $939,747 at June 30, 1999. As mentioned above, TransTexas filed a Voluntary Petition in the State of Delaware for Order and Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Obviously, this action casts doubt on the collectability of the receivable from TransTexas. Management has analyzed the situation and has determined that available information indicates that the Company should be able to ultimately collect the bulk of its receivables from TransTexas. However, collection is expected to take some time. TransTexas has filed its restructuring plan with the bankruptcy court. The plan calls for a payout of unsecured creditor's claims over an estimated eighteen month period beginning later in 1999. At the present time, the plan has not been approved by the court and the next hearing is not scheduled until late September. In recognition of a prolonged period to collect these receivables, the Company has recognized the valuation allowance presented above. Should TransTexas change its plan or have it changed by the bankruptcy court, or should it become unable to pay, the Company's related assets and earnings would be adversely impacted. At present, the information available to the Company has not indicated that the restructuring plan it has heard from TransTexas is unfeasible or that TransTexas will not be able to meet the requirements of the plan. Management believes that the Company will be able to generate sufficient cash flow to meet its obligations regardless of whether or not it is able to collect its receivables from TransTexas.

Subsequent to TransTexas' bankruptcy filing, the Company has continued services being provided to TransTexas and increased them over those provided in the first quarter of 1999. This is largely due to improved oil and gas prices and to efforts by TransTexas to restart its drilling operations. These services are being provided on a "pay as you go" basis under which some services are prepaid while others are paid upon completion.

During March 1999, the Company entered into a contract to purchase one-half of a 1,062 acre property near the Altair property, to be known as the Wright property, in conjunction with the Company's President. This property has an ongoing sand and gravel excavation operation. The Company closed on this purchase in early May with an April 16 effective date. The Company's portion of the purchase of this property called for a $100,000 down payment and the issuance of a note payable to the seller for $300,000. This note is to be repaid over 10 years. Because of cash shortage by the Company, the Company's President paid $45,000 of the Company's portion of the down payment. Repayment or settlement of this loan is to be worked out in the future.

Although this property has had ongoing excavation activity for a number of years, it still contains significant recoverable quantities of sand and gravel. The property also is the site of a facility for separating and cleaning the sand and gravel for its intended use. This facility is owned by the lessee under the existing excavation lease and generates a royalty payment based on quantities of sand and gravel processed. The property also contains three producing gas wells and several potential well sites. The Company received 49% of the mineral interest under this property in its acquisition.

                                      10
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The Company's financial statements present total operating revenues of $606,039 for the second quarter and $1,037,455 for the first six months of 1999, which is an increase of $174,623 over the first quarter of 1999 but a decrease of $227,180 and $791,035 from the second quarter and first six months of 1998. The increase in the second quarter is due mostly to improved activity in skim and sand/gravel sales. The significant decreases from comparable prior year periods are attributable to the continuing effects of the lower oil and gas prices, reduced activity by TransTexas, and significant declines in the salt water disposal business in South Texas. The bright spots in the Company's revenues were its oil reclamation business and sand/gravel sales. Both of these activities showed marked improvements during the second quarter of 1999. A significant reduction in oil field services and rentals came from TransTexas reduction in activities as mentioned above. Salt water disposal services declined as producers reduced or stopped output from marginal wells due to the lower sales prices causing wells to be unprofitable to produce. Marginal wells generally produce higher percentages of salt water. Most of the oil for reclamation comes from skimming residual oil off salt water. Oil and gas revenues were impacted by lower oil prices.

Costs of revenues increased only slightly when comparing the first half of 1999 to the first half of 1998. However, gross profits declined significantly. This decline is due to the change in the mix of revenues. Salt water disposal and oil field service revenues have significantly lower direct and variable costs than those for skim oil and sand/gravel sales. Depreciation and materials are the major expenses of the service and disposal business. Depreciation is accounted for on a straight-line basis and is not variable with the level of activity.

Selling and Administrative Expenses consists of personnel, advertising, repairs and maintenance, professional fees, taxes, and other corporate overhead expenses. In 1999, these costs also include the valuation allowance of $115,257 recorded against the Company's receivables from TransTexas. During the first half of 1999, personnel costs declined $48,603 from the first half of 1998 to $177,296. Advertising and public relations declined $23,239 from 1998 to $66,351. These costs declined as the Company reduced its personnel due to reduced service work and reduced its promotional activities in a cost cutting move. Various other overhead costs have declined during the first half of 1999 from those incurred in the first half of 1998. The most significant of these being repairs and maintenance which has been cut by one-half. These reductions are due to a combination of efforts to control costs and a lower level of activities. Rent and state taxes were both up during 1999. Rent is due to the office leasing arrangement with the Company's President. Taxes are up mostly due to the way corporate taxes are assessed in Texas which is assessed at the greater of an income tax or a tax on stockholders' equity. Normal selling and administrative costs, i.e. excluding the valuation adjustment, totaled $580,187 which represents an overall decline of $90,912 from comparable costs in 1998.

The Company showed a $.21 and $.63 loss per common share for the quarter and six months of 1999 compared to $.17 and $.50 per share profit for the comparable periods in 1998. This is the net result after recognizing a benefit from income taxes based on the net loss incurred during the

                                      11
------------------------------------------------------------------------------
current year. The write-down on receivables represents $.19 of the loss in 1999. Management believes the Company is weathering the storm, so to speak, caused by the fallout from the low oil and gas prices and TransTexas bankruptcy filing. With prices having recovered during the second quarter, activities are improving but improvement is slow as producers overcome their own cash flow problems created by the downturn and as they watch to see if prices will remain steady enough to warrant the inherent risks of the oil field. While it is still early to make projections for the balance of the year, it does look like the second half of the year is likely to improve over the results of the first half, unless oil and gas prices fall again or unless it becomes evident that TransTexas will be unable to pay a significant part of its receivables.

Cash flows from operations declined significantly during the first half of 1999 from those of 1998. This is largely due to decreased revenues and activities as previously discussed. The Company has borrowed an additional $95,000 under its existing lines of credit and collected $27,397 from related parties. A large portion of these funds were used in the purchase of an Australian oil interest and as down payment on the Wright property discussed above.


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

YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue as discussed below. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The widespread use of computer programs that rely on these two-digit date programs to perform computations and decision-making functions may cause information technology systems to malfunction in and around the year 2000. This could result in a major system failure or miscalculations. Such malfunctions may lead to significant business delays in the U.S. and internationally. Many normal business activities will potentially be impacted because information necessary to monitor and control various operations is controlled by computers.

                                      12
------------------------------------------------------------------------------

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


                                 GOLDEN TRIANGLE INDUSTRIES, INC.


August 30, 1999                   /s/ Shawna Owens
                                 Shawna Owens,
                                 Treasurer


August 30, 1999                   /s/ Robert B. Early
                                 Robert B. Early,
                                 Chief Financial Officer


                                      13
-----------------------------------------------------------------------------