Form 10-Q
period 1999-09-30
GOLDEN TRIANGLE INDUSTRIES INC/
filed 1999-11-22
CIK 42284

------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
	EXCHANGE ACT OF 1934

	For Quarterly Period Ended SEPTEMBER 30, 1999

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

	There were 621,809 Shares, Common Stock, $.001 Par Value at September 30,
	1999

                                    INDEX

															Page
	Part I.	Financial Information

		Item 1.	Financial Statements 						 4

		Item 2.	Management's Discussion and Analysis		12


	Part II:	Other information


		Item 6:	Exhibits and Reports on Form 8-K 			16


	Signatures												16

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                       GOLDEN TRIANGLE INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS

											September 30  December 31
					 						    1999        1998
	               							----------	  -----------
											(Unaudited)
	ASSETS
CURRENT ASSETS
	Cash									$	59,520	  $	  160,204
	Accounts receivable - trade				 1,324,517		1,307,042
	Accounts receivable - other				    51,769		   33,977
	Amounts receivable - officers				30,497		   27,247
	Inventory								   241,063		  199,296
	Marketable securities				       147,948		   47,694
	Other current assets						51,279		   13,500
	               							----------	  -----------
		Total Current Assets				 1,906,593		1,788,960

PROPERTY AND EQUIPMENT						 6,838,155		7,104,354
	Accumulated depreciation, depletion
		and amortization 		    		(2,477,509)	   (2,133,069)
	               							----------	  -----------
		Net Property and Equipment			 4,360,646		4,971,285

OTHER ASSETS
	Notes receivable - long term			   304,399		  305,588
	Advances to related parties     		   143,011		  185,209
	Investment in
	Deferred tax assets		 						- 		   38,000
	Other										12,497		   20,632
	               							----------	  -----------
		Total Other Assets					   459,907		  549,429
	               							----------	  -----------
TOTAL ASSETS								$6,727,146	  $	7,309,674
	               							==========	  ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
	Accounts payable						$  156,191	  $	   50,535
	Accrued expenses							10,539		   73,239
	Line of credit 							   266,200		  171,200
	Deferred taxes								30,661	 		   -
	Current portion of long term debt			20,929			   -
	               							----------	  -----------
   		Total Current Liabilities			   484,520		  294,974

Long Term Debt (net of current portion)		   279,071		       -
	               							----------	  -----------
	Total Liabilities						   763,591		  294,974

STOCKHOLDERS' EQUITY
	Preferred stock, $.10 par value
	(1,000,000 authorized) Class A
	(3,374 outstanding)	 						   337			  337
	  Class B (52,264 and 52,941 outstanding) 	 5,226		    5,294
	Common stock, $.001 par value (100,000,000
	  shares authorized; 621,809 and 605,398
	  outstanding)								   622			  605
	Additional paid-in capital				 7,561,202		7,514,575
	Unrealized (loss) on marketable
	  securities							   (34,263)		  (72,260)
	Accumulated deficit		 				(1,569,569)		 (433,851)
		               						----------	  -----------
		Total Stockholders' Equity		   	 5,963,555		7,014,700
		               						----------	  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,727,146	  $	7,309,674
		               						==========	  ===========

See accompanying selected information.
                                      3

                       GOLDEN TRIANGLE INDUSTRIES, INC.
                        CONSOLIDATED INCOME STATEMENTS
           Three and Nine Months Ended September 30, 1999 and 1998
                                 (Unaudited)

			                     	    Three Months	      Nine Months
									1999     	1998     	1999     	1998
								----------  ----------  ----------  ----------
OPERATING REVENUES
	Disposal & service fees 	$  200,967  $  303,675  $  397,779  $  965,193
	Oil reclamation, sand and
		water sales				   449,257 	   204,967	   992,550 	   572,478
	Oil and gas production	 	    56,479	    34,991	   146,041	   198,443
	Gain on sale of operating
		assets					    18,616		    - 	    35,116		    -
	Miscellaneous					 2,450		 7,824		 2,600		 8,229
								----------  ----------  ----------  ----------
	  Total Operating Revenues     727,769	   551,457	 1,574,086	 1,744,343

COST OF REVENUES
	Skim oil purchases			   349,317	   125,426	   627,258	   392,605
	Australian marketing costs		16,260		13,694		38,144		68,143
	Production expenses and taxes	   170		   407		 2,428		 3,029
	Contract services				11,561		 9,086		27,781		32,804
	Materials and supplies			48,859		45,250	   179,328	   131,170
	Lease costs						 4,499		 4,501		13,500		 9,852
	Utilities						 8,254		 2,086		24,625		 5,324
	Depreciation, depletion
	   and amortization				74,367		67,435	   214,855	   203,588
								----------  ----------  ----------  ----------
	  Total Costs of Revenues	   513,287	   267,885	 1,127,919	   846,515

GROSS PROFIT					   214,482	   283,572	   446,167	   897,828

SELLING AND ADMINISTRATIVE
	EXPENSES					   187,721	   226,007	   837,991	   825,204
								----------  ----------  ----------  ----------

INCOME/(LOSS) FROM OPERATIONS		26,761		57,565	  (391,824)		72,624

OTHER INCOME/(EXPENSES)
	Interest and dividend income	 3,106		 7,221		10,498		24,461
	Interest expense				(8,086)		(4,506)	   (20,072)    (8,974)
	Transfer fees					 1,505		 2,520		 5,828	 	 8,027
	Consulting fees		 		   137,025		    - 	   137,025		    -
	Gain/(loss) on sale of assets		- 		    - 		    - 		38,778
								----------  ----------  ----------  ----------

INCOME/(LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES   160,311	    62,800	  (258,545)	   134,916

  Australian income taxes		     8,333		 2,559		22,586		26,015
  Income taxes-federal and state   (27,329)	   (25,713)	   (23,666)		16,907
	Deferred income taxes		    88,263	   101,778		15,196		46,029
								----------  ----------  ----------  ----------

INCOME/(LOSS) FROM CONTINUING
	OPERATIONS	  					91,044	   (15,824)	  (272,661)		45,965

Income/(Loss) from operations of
  discontinued Zapata facilities
  (less applicable income taxes/
  (benefit) of $(483), $50,651,
  ($674), and $190,995) 			  (789)	    (8,833)	   (19,897)	   218,441
Loss on disposal of Zapata
  facilities 					  (744,470)		    - 	  (744,470)		    -
								----------  ----------  ----------  ----------
Net loss from discontinued
	operations					  (745,259)		(8,833)	  (764,367)	   218,441
								----------  ----------  ----------  ----------

NET INCOME/(LOSS)				$ (654,215)	$  (24,657)	$(1,037,028) $ 264,406

Other comprehensive income, net
  of tax:
  Unrealized gains/(losses) on
  	securities					    45,285	    (6,774)	    37,992	   (6,151)
								----------  ----------  ----------  ----------

COMPREHENSIVE INCOME			$ (608,930)	$  (31,431)	$ (990,036)	$  258,255
								==========  ==========  ==========  ==========

See accompanying selected information.
                                      4

Earnings per Share:
  Basic:
  Income from continuing
    operations					$     0.15	$    (0.03)	$    (0.45)	$     0.08
  Income /(loss from
    discontinued operations		     (0.00)		 (0.01)		 (0.03)		  0.37
  Estimated loss on disposal
    of operations					 (1.21)		    - 		 (1.22)		    -
								----------  ----------  ----------  ----------
  Net Income       				$	 (1.06)	$	 (0.04)	$	 (1.70)	$	  0.45
								==========  ==========  ==========  ==========

  Diluted:
  Income from continuing
    operations					$	  0.15	$    (0.03)	$    (0.45)	$     0.07
  Income/(loss from discontinued
    operations		 			     (0.00)		 (0.01)		 (0.03)		  0.35
  Estimated loss on disposal of
    operations						 (1.21)		    - 		 (1.22)		    -
								----------  ----------  ----------  ----------
     Net Income       	 		$	 (1.06)	$ 	 (0.04)	$	 (1.70)	$	  0.42
								==========  ==========  ==========  ==========

See accompanying selected information.
                                      4

                       GOLDEN TRIANGLE INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase/(Decrease) in Cash and Cash Equivalents
                                 (Unaudited)


												Nine Months Ended September 30
														1999      	1998
		               								-----------	  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
	Net income/(loss)								$(1,037,028)  $	  264,406
	Adjustments to reconcile net income to net
	cash provided by operating activities:
		Depreciation, depletion and amortization		358,957		  357,289
		(Gain) on sale of assets and securities		    (35,116)	  (38,778)
		Consulting fees paid with securities  		   (137,025)		   -
		Allowance for bad debts adjustment		        115,257		       -
		Stock issued for services							 - 		      187
		Write-down of assets to be sold	 			    744,470		       -
	Receivables    									   (150,323)	 (519,787)
	Inventory      										(41,767)	  (19,320)
	Amounts due from/to related parties						 - 		   15,350
	Other assets    									(37,779)	   11,469
	Accounts payable									 42,956		  (27,820)
	Accrued and deferred taxes							 56,954		  241,907
		               								-----------	  -----------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	   (120,444)	  284,903

CASH FLOWS FROM INVESTING ACTIVITIES
	Purchase of property and equipment				   (509,936)	 (441,181)
	Purchase of marketable securities				    (11,203)	  (74,482)
	Investment in subsidiaries							 (2,112)		   -
	Proceeds from sale of assets						 63,500		  174,796
		               								-----------	  -----------
NET CASH USED IN INVESTING ACTIVITIES		 		   (459,751)	 (340,867)

CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from issuing stock							 46,575		  146,976
	Loan to related parties								 (8,347)	 (113,839)
	Loans from related parties							 86,000		   66,416
	Repayment to related parties						(38,705)		   -
  	Borrowing under line of credit						 95,000		  171,200
	Repayments on line of credit							 - 		  (76,000)
	Long -term debt     								300,000		  	   -
	Dividends paid										 (1,012)	   (1,012)
		               								-----------	  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES				479,511		  193,741
		               								-----------	  -----------

	Increase/(Decrease) in Cash						   (100,684)	  137,777

Cash at Beginning of Year								160,204		   95,648
		               								-----------	  -----------

	CASH AT END OF PERIOD							$	 59,520	  $	  233,425
		               								===========	  ===========

Supplemental Disclosures - Non-cash Investing and Financing Transactions

	Cash paid for interest							$	 20,072	  $		8,974
	Cash paid for income taxes								 - 		   39,998

	Stock issued for fixed assets							 - 		   11,000
	Stock issued for services								 - 			  187
	Marketable securities received for consulting
	  services											137,025			   -
	Marketable securities distributed as property
	  dividend											 97,678			   -
See accompanying selected information.
                                      5

                       GOLDEN TRIANGLE INDUSTRIES, INC.
          SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                              September 30, 1999


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


NOTE 2:   TRANSTEXAS GAS CORPORATION BANKRUPTCY

On April 19, 1999, TransTexas Gas Corporation, the Company's largest customer, filed a Voluntary Petition in the State of Delaware for Order and Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. The Company is listed as a General Unsecured Creditor in the bankruptcy filing. TransTexas is currently operating as a debtor in possession. As such, the management of TransTexas is operating as a debtor in possession under the oversight of the bankruptcy court. TransTexas has filed its plan of restructuring and is waiting for approval from the court in order to begin implementation. The plan, as filed, provides for a payout of approximately 20% of general unsecured creditors balances in cash with the balance being converted to junior preferred shares on a the basis of one share for one dollar of debt. The junior preferred shares would be registered and free trading. There is no assurance that this plan will be approved by the bankruptcy court. There is also no assurance that the value indicated for the preferred shares would be realized by the Company.

At March 31, 1999, TransTexas owed the Company $1,114,427. The Company has recorded a charge of $115,257 against income during the first quarter of 1999 by establishing a valuation allowance against this receivable. This valuation allowance is a discount representing Management's estimate of the loss that it may incur from the bankruptcy. Due to the nature of bankruptcy, it is possible that the Company will not be able to collect any of its receivables from TransTexas. The Company intends to monitor this situation carefully and will adjust the valuation allowance as needed to reflect its assessment of the value of its receivable.

At the present time, the Company is continuing to provide services to TransTexas on what is effectively a C.O.D. basis. Some jobs are prepaid, while others are paid upon completion.


NOTE 3:   STOCK TRANSACTIONS

The Company has issued 9,641 common shares under its Dividend Reinvestment Plan during 1999 for proceeds totaling $46,601.

The Company has also accepted the reconversion of 677 shares of Class B preferred into 6,770 common shares on the basis of ten common shares for each Class B preferred share tendered.

During the third quarter of 1999, the directors of the Company voted to revise the attributes of the Company's Class B Preferred stock. The holders of these shares may freely convert them into common shares after October 31, 1999 on the basis of 10 common shares for each Class B Preferred share held. There were 52,264 Class B Preferred shares outstanding at September 30, 1999, which is equivalent to 522,640 common shares if all are converted.

Additionally, the attributes of the Class A Preferred stock allows them to be converted to common shares at any time after October 31, 1999 on the basis of ten common shares for each preferred share, and equivalent of 33,740 common shares. Both classes of preferred stock have been included in the calculation of weighted average common shares outstanding for the determination of earnings per share.


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

During March 1999, the Company entered into a contract to purchase a one-half interest in a 1,062 acre property with ongoing sand and gravel excavation activities. The Company's president has taken the remaining one-half interest. The cost of the Company's interest was $400,000. Of this total, $300,000 consisted of a promissory note to the seller. The effective date of the purchase was April 16, 1999 with prorations of existing contracts and revenues based on such date. This property will expand the Company's sand and gravel sales.

The Company was to pay half of a $100,000 earnest money deposit on this contract. However, due to a cash shortfall, the Company's president paid $45,000 of the Company's portion of the deposit. The $300,000 note bears interest at 7.5% per annum, with payments to begin January 15, 2000 and run semiannually thereafter for 10 years.


NOTE 5:   DIVIDENDS AND CONSULTING AGREEMENT

During 1998, the Company entered into an agreement to provide management and other consulting services to Clearworks.net, Inc. Compensation under this agreement called for Clearworks to issue 75,000 free trading shares to the Company. In this agreement, management had stated its intention to distribute a portion of these shares as a property dividend to the shareholders of the Company. The consulting fees and dividend were calculated at $2.03 per share. The Company retained 19,383 of these shares in its marketable securities portfolio after issuing 7,500 shares as a finders fee to a director of the Company and distributing 48,117 dividend shares.


NOTE 6:   DISCONTINUED OPERATIONS

During October 1999, the Company agreed to sell its salt water disposal operations based in Zapata, Texas for $225,000 effective November 1, 1999.
The decision to dispose of these assets was based on continuing declines in revenues from these facilities coupled with the resignation of the manager of those operations. Efforts to replace the onsite manager have proved difficult. Management has determined that the decline in these operations may prove permanent and that their future potential do not justify their costs and continued management effort. Plans were being considered to shut down the operations. However, shutting down the operations would have resulted in a requirement to plug all wells used in the disposal facilities. Sale of the facilities transfers that responsibility to the buyer. The buyer is the brother of the Company's president.

As a result of this agreement, the Company has taken a charge of $744,470 against earnings as the assets being sold were written down to their net realizable value. Additionally, these operations have been segregated and reported as discontinued operations in the statement of operations. The Company will retain responsibility for collecting its receivables for services through October 31 and paying all bills for activities prior to that date.
The Company has also retained ownership of its disposal facility located near El Campo, Texas.

The following table presents pertinent information regarding the disposed operations for the nine months ended September 30, 1999 and 1998 and assets to be relinquished at September 30, 1999.

														1999       		1998
		               								-----------	  -----------
	Revenues 										$	281,605	  $	  798,995
	Costs of revenues								   (246,309)	 (283,557)
	Selling and administrative expenses					(55,867)	 (106,002)
		               								-----------	  -----------
		Net											$	(20,571)  $	  409,436
		               								===========	  ===========

	Assets to be disposed of 						$ 1,986,210
	less accumulated depreciation and amortization	 (1,241,740)
		               								-----------
		Net											$	744,470
		               								===========

NOTE 7:   COMPREHENSIVE INCOME

Other comprehensive income is comprised of unrealized gains/losses on marketable securities. Changes in unrealized gains/losses on marketable securities for 1999 are as follows:

			Balance at December 31, 1998			$	(72,260)
			Change during 1999							 37,997
		               								-----------
			Current balance							$	(34,263)
		               								===========


NOTE 8:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the three and nine months ended September 30, 1999 and 1998 as indicated. Calculations of the numerators for the basic and diluted EPS from continuing operations would be similarly adjusted by the preferred stock dividends. The denominators for all EPS calculations presented are based on the presentation below.

								     Three Months         Nine Months
									1999     	1998    	1999     	1998
								----------  ----------  ----------  ----------
Numerator:
  Net income/(loss) 			$ (654,215)	$  (24,657)	$(1,037,028) $ 264,406
  Less preferred stock dividends 	(1,012)		(1,012)		(1,012)	   (1,012)
								----------  ----------  ----------  ----------
   Numerator for basic EPS		  (655,227)	   (25,669)	(1,038,040)	   263,394

  Effect of dilutive preferred
    stock dividends 				 1,012		    - 		 1,012		    -
								----------  ----------  ----------  ----------
	Numerator for diluted EPS	$ (654,215)	$  (25,669)	$(1,037,028) $ 263,394

Denominator:
 Basic weighted average shares
   outstanding					   616,287	   594,494	    611,039	   583,443
 Convertible preferred shares (1)		- 		33,740		- 		33,740
								----------  ----------  ----------  ----------
 Denominator for diluted EPS	   616,287	   628,234	   611,039	   617,183
								==========  ==========  ==========  ==========

  (1) Class A and Class B prefered shares equivalent to 556,380 are antidilutive in the 1999 presention and have been excluded from the calculation of diluted EPS.

Earnings per Share:
  Basic:
  Income from continuing
    operations					$     0.15	$    (0.03)	$    (0.45)	$     0.08
  Income /(loss from
    discontinued operations		     (0.00)		 (0.01)		 (0.03)		  0.37
  Estimated loss on disposal
    of operations					 (1.21)		    - 		 (1.22)		    -
								----------  ----------  ----------  ----------
  Net Income       				$	 (1.06)	$	 (0.04)	$	 (1.70)	$	  0.45
								==========  ==========  ==========  ==========

  Diluted:
  Income from continuing
    operations					$	  0.15	$    (0.03)	$    (0.45)	$     0.07
  Income/(loss from discontinued
    operations		 			     (0.00)		 (0.01)		 (0.03)		  0.35
  Estimated loss on disposal of
    operations						 (1.21)		    - 		 (1.22)		    -
								----------  ----------  ----------  ----------
     Net Income       	 		$	 (1.06)	$ 	 (0.04)	$	 (1.70)	$	  0.42
								==========  ==========  ==========  ==========


NOTE 9:   SEGMENT AND GEOGRAPHICAL DATA

											   Nine Months Ended September 30,
													   1999     	 1998
		               								-----------	  -----------
Segment Data:
	Revenues:
   	Oil field rentals and services					$   397,779	  $	  965,193
   	Oil reclamation and other sales						992,550		  572,478
   	Oil and gas 										146,041		  198,443
   	Other       										 37,716		    8,229
		               								-----------	  -----------
			Totals									$ 1,574,086	  $	1,744,343
		               								===========	  ===========

	Operating profit:
   	Oil field rentals and services					$(1,059,618)  $	  (41,059)
   	Oil reclamation and other sales						608,920		   74,692
   	Oil and gas											 21,158		   30,762
   	Other          										 37,716		    8,229
			Totals									   (391,824)	   72,624
	Other income and expense							133,279		   62,292
		               								-----------	  -----------
		Income before income taxes					$  (258,545)  $	  134,916
		               								===========	  ===========


Geographical Data:
	Revenues:
		United States								$ 1,458,553	  $ 1,589,916
		Australia										113,059		  151,640
		Canada											  2,474		    2,787
		               								-----------	  -----------
			Totals									$ 1,574,086	  $	1,744,343
		               								===========	  ===========

	Operating profit:
		United States								$  (442,979)  $    17,912
		Australia										 50,042	       53,356
		Canada											  1,113		    1,356
		               								-----------	  -----------
			Totals									   (391,824)	   72,624
	Other income and expense							133,279		   62,292
		               								-----------	  -----------
		Income before income taxes					$  (258,545)  $	  134,916
		               								===========	  ===========


NOTE 10:   SUBSEQUENT ACTIVITIES

As discussed in Note 6, the Company agreed in October to dispose of its operations based in Zapata, Texas. This disposition was made effective November 1, 1999.

The Company has also been in discussions with, and in November, signed a letter of intent to acquire Whitemark Homes, Inc. of Orlando, Florida. Whitemark Homes constructs mid-priced homes and subdivisions in Florida and is seeking to expand its operations. Management believes the Company is position to help facilitate this expansion and that this transaction will enhance the value of the Company to its shareholders. The transaction, upon completion, will be a stock for stock exchange accounted for as a purchase. It is not feasible to present the required pro forma financial information with this financial statement filing. However, all required presentations will be included in a Form 8-K filing which is to follow shortly.

As part of the discussion with the management of Whitemark Homes, the Company's management is considering how to deal with certain issues. One of these is the Australian oil and gas royalties. Whitemark Homes' management would like to avoid the continuation of the non-U.S. reporting requirements and activities. One possible solution that has been discussed is the transfer of those properties to the Company's president in exchange for relinquishment of a portion of his stock holdings in the Company. A decision is expected to be agreed upon during the fourth quarter.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


During the first nine months of 1999, the Company has seen the effects of the downturn in the prices of oil and gas which began during 1998 as well as reduced operations from its largest customer. The fall of oil prices during the last part of 1998 and the first quarter of 1999 to approximately 50% of previous prices directly effected the Company's oil and gas revenues and rippled down the line through oil and gas producers to the Company's service businesses during the first quarter of 1999. The ripple effect of the decline in oil and gas prices hurt the salt water disposal business, the other oil field services, and the oil reclamation business. During the second quarter, oil and gas prices began to recover, but, as in the delay of the downturn's effects, the oil service business recovery will trail the oil and gas price recovery.

The Company also felt the effects of the bankruptcy of TransTexas Gas Company, its largest customer. TransTexas filed a Voluntary Bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on April 19, 1999, largely due to the decline in oil and gas prices combined with restrictive covenants in its financing arrangements. As a result of this filing, the Company recognized a valuation adjustment against its receivables from TransTexas of $115,257 in its 1999 first quarter financial statements. The impact of this situation is discussed further below.

Sand and gravel sales increased during the first six months as the contract to sell sand and gravel off the Altair property was implemented. During the second quarter, the Company and its President closed on a 1,062 acre property with additional sand and gravel sales as discussed below.

As mentioned above, oil and gas prices began to rebound during April 1999. Management has seen increased activity in the oil field since March and expects to see improvement in its businesses as producers begin to recover from the disastrously low prices for oil and gas. Although TransTexas filed for bankruptcy, the Company has continued to provide services to them on a C.O.D. basis.

Subsequent to the end of the third quarter, the Company has agreed to sell its salt water disposal operations based in Zapata, Texas to the brother of the President of the Company for $225,000. The decision to sell these operations culminated from a serious review of their present contribution to the profits of the Company and their future potential. This review was brought on by the resignation of the on-site manager in Zapata and difficulty in identifying a potential replacement. As indicated in the financial statements, these operations have resulted in a loss for the current year and a charge recognizing the loss to be sustained from disposition. Although the operating loss stems largely from depreciation charges, revenues are not expected to recover significantly due to factors outside the Company's control.
Management considered the possibility of shutting the facilities down and waiting for better operating conditions, but regulatory requirements would cause the Company to have to incur costs to plug the unused wells within a specified period of time, and, although costs to plug one well is not significant, costs to plug all the wells at the same time would be quite significant. Selling the facilities transferred the responsibility and liability for the wells to the new owners. The accompanying financial statements include a charge of $744,470 indicating the write-down of the assets to be disposed of to their realizable values indicated in the sale price. Additionally, the discernable revenues and expenses from these operations have been excluded from the presentation of continuing operations and reported separately as discontinued operations.

During November, the Company entered into a letter of intent to acquire Whitemark Homes, Inc. of Orlando, Florida in a stock for stock transaction. Whitemark Homes is privately owned and is in the business of constructing mid-range homes and developments. Whitemark is interested in expanding its operations and the Company's management believes that the Company is positioned to assist Whitemark in its proposed expansion. Management believes that this acquisition will enhance the value of the Company to its stockholders. A portion of the tentative agreement calls for a review of the Company's current asset base and a determination of whether or not assets contribute to the future growth and development of the combined enterprise. The Australian properties are one of the specific topics of discussion and it is expected that they will be disposed of by the Company in some manner during the fourth quarter. One possibility would be a transfer of these assets to the Company's President in exchange for a relinquishment of a portion of his stock holdings in the Company. A Form 8-K filing is anticipated for this transaction as soon as details have been worked out.


LIQUIDITY AND CAPITAL RESOURCES

Management has reported total assets of $6,727,146 at September 30, 1999, a decrease of $582,528 from the $7,309,674 total at December 31, 1998 and a decrease of $691,364 over total assets at June 30, 1999. The decreases are a net effect of the purchase of the new land, the write-down taken due to TransTexas' bankruptcy, and the valuation allowance recorded for the loss to be sustained from the sale of the Zapata disposal facilities.

Current assets were up slightly when comparing September 30, 1999 to December 31, 1998 and almost equal to September 30, 1998. Current assets were up mostly because of the receipt of securities in Clearworks.net, Inc. which was offset by the charge recorded against the Company's TransTexas receivable and reduced cash flow due to reduced operating revenues. Current liabilities were up almost equal when comparing the current balances to the balances at December 31, 1998, but were up from June 30, 1998. The increase is to some extent a seasonal occurrence when you look back over the last three years. However, it was impacted in the current year by the decrease in cash flows from operations. The Company has drawn an additional $95,000 under the Company's lines of credit with the Bank of New Mexico and the Bank of Albuquerque during the current year. The borrowings under the existing lines of credit were largely used to fund the acquisition of an overriding royalty interest in a new Australian prospect in the first quarter and to provide a portion of the down payment for the acquisition of the Wright property which has existing sand and gravel excavation activity (discussed further below).

It is important to note that the Company has no long-term bank debt and that its property and equipment are free from liens with the exception of the Wright property, which is subject to a purchase money mortgage held by the seller.

Historically, the Company's oil field services and rental revenues have been derived largely from TransTexas Gas Corporation. (Business with TransTexas represented 44% of the Company's total revenues during the year ended December 31, 1998.) During the nine months of 1999, business with TransTexas declined to only 17% of operating revenues. This decline was largely due to the decline in oil and gas prices and the resulting reduction in cash available for development and service work which led to a bankruptcy filing by TransTexas. Additionally, TransTexas did not make any significant reduction in the amount that it owed the Company. Gross receivables from TransTexas totaled $1,114,427 at March 31, 1999 and $1,050,068 at September 30, 1999. As
mentioned above, TransTexas filed a Voluntary Petition in the State of Delaware for Order and Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. Obviously, this action casts doubt on the collectability of the receivable from TransTexas. Management has analyzed the situation and has determined that available information indicates that the Company should be able to ultimately receive full value for the bulk of its receivables from TransTexas. However, realization may take some time. TransTexas has filed its restructuring plan with the bankruptcy court. The plan calls for a payout of 20% of unsecured creditor's claims in cash and the issuance of a marketable Junior Preferred stock on the basis of one share for each dollar of unpaid debt. At the present time, the plan has not been approved by the court and the next hearing is scheduled in late November. In recognition of a prolonged period to collect these receivables, the Company has recognized the valuation allowance presented above. Should TransTexas change its plan or have it changed by the bankruptcy court, or should it become unable to pay, the Company's related assets and earnings would be adversely impacted. At present, the information available to the Company has not indicated that the restructuring plan file by TransTexas is unfeasible or that TransTexas will not be able to meet the requirements of the plan. Management believes that the Company will be able to generate sufficient cash flow to meet its obligations and fund its ongoing activities regardless of whether or not it is able to collect its receivables from TransTexas.

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

Although this property has had ongoing excavation activity for a number of years, it still contains significant recoverable quantities of sand and gravel. The property also is the site of a facility for separating and cleaning the sand and gravel for its intended use. This facility is owned by the lessee under the existing excavation lease and generates a royalty payment based on quantities of sand and gravel processed. The property also contains three producing gas wells and several potential well sites. The Company received one-half of 49% of the mineral interest under this property in its acquisition.


RESULTS OF OPERATIONS

As set out in the accompanying financial statements and mentioned above, revenues and expenses attributable to the salt water disposal operations based in Zapata have been reported as discontinued operations and excluded from the presentation of revenues and expenses from continuing operations. The discussions that follow refer to the amounts reported for continuing operations unless otherwise specified.

The Company's financial statements present total operating revenues of $727,769 for the third quarter and $1,574,086 for the nine months of 1999, which is an increase of $194,105 over the second quarter of 1999 and an increase of $176,312 and decrease of $170,257 from the third quarter and nine months of 1998. The increase in the third quarter is due mostly to improved activity in skim and sand/gravel sales along with improvement in oil and gas revenues. The decrease from comparable prior year nine months is attributable mostly to the reduced demands for services by TransTexas and other producers. The bright spots in the Company's revenues were its oil reclamation business and sand/gravel sales. Both of these activities have shown marked improvements since the first quarter of 1999. A significant reduction in oil field services and rentals came from TransTexas reduction in activities as mentioned above. Oil and gas revenues were negatively impacted by lower oil prices during the first quarter. However, they have shown good improvement during the second and third quarters.

Costs of revenues increased when comparing the nine months of 1999 to the nine months of 1998, and gross profits declined accordingly. This decline is due to the change in the mix of revenues. Oil field service revenues have significantly lower direct and variable costs than those for oil reclamation sales. Depreciation and materials are the major expenses of the service business, while oil purchases are the significant cost of the reclamation activities. Depreciation is accounted for on a straight-line basis and is not variable with the level of activity.

Selling and Administrative Expenses consists of personnel, advertising, repairs and maintenance, professional fees, taxes, and other corporate overhead expenses. In 1999, these costs also include the valuation allowance of $115,257 recorded against the Company's receivables from TransTexas.
During the nine months of 1999, personnel costs declined $31,632 from the nine months of 1998 to $253,464. Advertising and public relations declined $50,656 from 1998 to $64,736. These costs declined as the Company reduced its personnel due to reduced service work and reduced its promotional activities in a cost cutting move. Various other overhead costs have declined during the nine months of 1999 from those incurred in the nine months of 1998. The most significant of these being repairs and maintenance which has been cut more than one-half. These reductions are due to a combination of efforts to control costs and a lower level of activities. Rent and state taxes were both up during 1999. Rent is due to the office leasing arrangement with the Company's President which started in the fourth quarter of 1998 with the move of the Company's headquarters to Sugar Land, Texas. Taxes are up mostly due to the way corporate taxes are assessed in Texas (calculated at the greater of an income tax or a tax on stockholders' equity). Normal selling and administrative costs, i.e. excluding the valuation adjustment against accounts receivable, totaled $722,734 which represents a decrease of $102,470 from comparable costs in 1998 which totaled $825,204.

The Company served as a consultant to Clearworks.net, Inc. as it moved to improve its market penetration and awareness in the securities markets. In consideration for its assistance, Clearworks.net issued 75,000 free trading shares to the Company valued at $137,025. The Company paid a finders fee of 7,500 shares to a director, issued a property dividend to its stockholders totaling 48,117 shares, and retained the balance as an investment for the Company.

The Company showed a $.15 profit and a $.45 loss per common share from continuing operations for the quarter and nine months of 1999 compared to a $.03 loss and $.08 profit per share profit for the comparable periods in 1998. This is the net result after recognizing a benefit from income taxes based on the net loss incurred during the current quarter. The write-down on receivables (net of tax effects) represents $.19 of the loss in 1999. Management believes the Company is weathering the storm, so to speak, caused by the fallout from the low oil and gas prices and TransTexas bankruptcy filing. With prices having recovered during the second quarter, activities are improving and improvement is picking up as producers overcome their own cash flow problems created by the downturn and gain confidence as prices continue to improve enough to warrant the inherent risks of the oil field. With actions take to dispose of the currently unprofitable Zapata disposal operations it looks like the last quarter is likely to improve over the results of other quarters of the year, unless oil and gas prices fall again or unless it becomes evident that TransTexas will be unable to pay a significant part of its receivables.

Cash flows from operations declined significantly during the first half of 1999 from those of 1998. This is largely due to decreased revenues and activities. The increase of the oil reclamation activities also negatively impact cash flows as a function of revenues due to the lower profit margins generated in this line of business. Cash has been used for asset purchases, primarily in the first and second quarters. The Company has borrowed an additional $95,000 under its existing lines of credit and borrowed from related parties. A large portion of these funds were used in the purchase of an Australian oil interest and as down payment on the Wright property discussed above.


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


                              	GOLDEN TRIANGLE INDUSTRIES, INC.


November 22, 1999    	       /s/ Shawna Owens
                              	Shawna Owens, Treasurer


November 22, 1999    	       /s/ Robert B. Early
                              	Robert B. Early, Chief Financial Officer