Form 10-K405
period 1999-12-31
GOLDEN TRIANGLE INDUSTRIES INC/
filed 2000-04-28
CIK 42284

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1999

                       Commission file number 0-8301

                      GOLDEN TRIANGLE INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)


           Colorado                                            25-1302097
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                               I. D. Number)

6314 Aspen Cove Court, Sugar Land, Texas                          77479
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common equity held by non-affiliates of the registrant was $3,630,200 as of March 31, 2000, based on the price of the common stock, $.001 par value, of the registrant, ($5.00 per share) at the close of the market on that day.

The number of shares outstanding of the registrant's common stock as of March 31, 2000 was 767,904 shares.

                      Golden Triangle Industries, Inc.


                             TABLE OF CONTENTS

                                                                        Page

 PART I

  Item 1.  Business .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     3
  Item 2.  Properties  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     7
  Item 3.  Legal Proceedings .  .  .  .  .  .  .  .  .  .  .  .  .  .    11
  Item 4.  Submission of Matters to a Vote of Security Holders   .  .    11


 PART II

  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters .  .  .  .  .  .  .  .  .  .  .  .  .     12
  Item 6.  Selected Financial Data   .  .  .  .  .  .  .  .  .  .  .     13
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations   .  .  .  .  .  .  .     14
  Item 7a. Quantitative and Qualitative Disclosure About Market Risk     17
  Item 8.  Financial Statements and Supplementary Data .  .  .  .  .     17
  Item 9.  Changes in and Disagreements with Accountants  .  .  .  .     17


 PART III

  Item 10. Directors and Executive Officers of the Registrant  .  .      18
  Item 11. Executive Compensation   .  .  .  .  .  .  .  .  .  .  .      19
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management  .  .  .  .  .  .  .  .  .  .  .  .  .  .      21
  Item 13. Certain Relationships and Related Transactions   .  .  .      22


 PART IV

  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K   .  .  .  .  .  .  .  .  .  .  .  .      23

 Signatures  .  .  .  .  .  .  .    .  .  .  .  .  .  .  .  .  .  .      24

 Index to Consolidated Financial Statements  .  .  .  .  .  .  .  .     F-1

                         Golden Triangle Industries, Inc.


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

In June 1997, the Company acquired a property in Texas (the "Altair Property"), covering 2,738 acres which contained materials and facilities readily convertible to use by the Company. This property is also suitably located to support expansion of oil field services into a new geographic area. During 1998 and 1999, the Company expanded its operations at the Altair with trucking and equipment services, oil reclamation plant, and sand
and gravel sales.    See Item 2. Properties (b) Altair Property, for
additional information.

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

Net Royalty Acre - generally, a measurement of royalty or overriding royalty and the equivalent of the full customary one-eighth royalty of the gross production or revenue free and clear of exploration, drilling and production costs from one acre of land. The number of net royalty acres used in this report applies to figures as of December 31, 1999, and the number will change as relinquishments take place on the ATPs, as an ATP expires or is canceled, or any new areas are added.

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

Carried Working Interest - a WI assigned to a third party (or third parties) who has agreed to pay all of the costs of drilling, equipping, and operating the underlying lease until they have recouped all of their costs or some other contractual amount from the revenues of the lease (referred to as the time of payout). At the time of payout, the interest is reassigned back to the original owner who then shares pro rata in the ongoing costs and revenues as a regular WI owner.

(b) Financial Information About Industry Segments

In the fiscal year ending December 31, 1999, the Company's revenues, operating profits, and identifiable assets were attributable to its salt water disposal and oil field services and rental operations, acquisition and ownership of interests in oil and gas leases, and sales of sand and gravel and reclaimed oil. (See Items 6 and 8, "Selected Financial Data" and Note 13 to Consolidated Financial Statements at Item 8.)

(c) Narrative Description of Business

General - Oil Field Services

GTII is engaged in the oil field service business which includes equipment services, oil reclamation, sand and gravel sales, and salt water disposal. Oil reclamation is designed to accept oil generated from salt water disposal and other off-grade or unwanted oil, run it through a blending process, and sell it to oil refineries. Trucking and equipment services include equipment moving, vacuum services, oil transportation, drilling pad construction, and the rental of heavy equipment. The Company also rents buildings and lay-down areas. GTII also sells sand and gravel from its Altair property. Salt water disposal consists of disposing of salt water that is produced when oil companies are drilling for oil, and GTII charges a fee per barrel or per load for this service.

The continued profitability of the salt water disposal and oil field service business is dependent upon stable or increased oil and gas prices causing additional oil and gas production in the Company's service area. This business is also subject to environmental considerations and must comply with governmental regulations. See "Governmental Regulation" below.

During 1999, approximately 56% of the Company's revenues attributable to this line of business were billed to a single customer, TransTexas Gas Corporation. The Company sold all of its reclaimed oil to a single entity, Superior Crude Gathering. These sales were 44% of total revenues. In addition, all sand and gravel sales were to Mike Arnold Trucking and Material Co., representing 10% of total revenues. The loss of these customers could have a material adverse effect on the Company's business as a whole. A temporary loss of one of these customers occurred during 1999 when TransTexas filed a Voluntary Petition in the State of Delaware for Order and Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (see details in Item 7: Management's Discussion and Analysis and in the Notes to Financial Statements). During the early stages of the bankruptcy TransTexas was not operating significantly, and therefore the Company's revenues were reduced. TransTexas started up operations again later in 1999 and the Company is continuing to provide services to them on
what is effectively a C.O.D. basis.   Mechanical problems with a disposal
well, surface owners not renewing a lease, or a competitor installing a new disposal facility in the Company's service area are other risk factors associated with salt water disposal operations generally. See Item 2(a) Properties Attributable to Salt Water Disposal and Oil Field Services for more information.

During 1999 and the two prior fiscal years, the Company's oil field service and salt water disposal business has contributed $843,900, $2,139,843, and $2,003,993 or 36%, 68% and 81% of total consolidated revenues. During the same time period, oil and gas revenues have contributed $225,738, $258,725, and $448,359 or 12%, 8%, and 18% of total consolidated revenues. Sales of reclaimed oil and sand and gravel sales contributed 54% of total revenues in 1999 ($1,267,524) and 22% of total revenues in 1998 ($705,624).

General - Oil and Gas

The majority of the Company's oil and gas properties are royalty interests or ORRIs. Working interests account for less than 5% of the Company's revenues from oil and gas properties.

The acquisition, exploration, development, production and sale of oil and gas are subject to many factors that are outside the Company's control. These factors include market prices; national and international economic conditions; import and export quotas; availability of drilling rigs, casing, pipe, and other equipment and supplies; availability of and proximity to pipelines and other transportation facilities; the supply and price of competitive fuels; and the regulation of prices, production, transportation, and marketing by domestic and foreign governmental authorities. Additionally, the Company generally has no control over whether the owner or operator of leases to which its ORRI or working interests are attributable will elect to explore for oil and gas on such properties, or to develop them following discoveries that may occur. Each of these factors may affect the rate at which oil and gas are produced on properties in which the Company has an interest or affect whether wells will be drilled on such properties, and could otherwise materially affect GTII's earnings from this line of business. Australian concessions, discussed below, require that minimum prospecting expenditures be incurred during their four-year term. Some concessions from prior years have not been developed and are not producing revenues.

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

The sections which follow describe the impact of competition and governmental regulation on the Company's salt water disposal and oil field service and oil and gas properties lines of business, as well as the impact of foreign currency regulation and foreign taxes on earnings from oil and gas production located outside the United States.

Competition

The oil and gas industry is highly competitive in all of its phases, with competition for favorable producing royalties and overriding royalties being particularly intense. In the salt water disposal business, salt water disposal wells operated by other companies, as well as oil and gas producers adding their own injection wells, provides competition. An awareness of these factors, causes the Company to seek to provide the best possible services at competitive prices. There are no limitations on entry into the business of providing oil field support services. As the Company has moved in this direction, it has recognized this fact by providing its services at competitive rates and constantly monitors the market for adjustments in its pricing structure that might be required. The Company believes that price, geological and geophysical skill, and familiarity with an area of operations are the primary competitive factors in the identification, selection, and acquisition of desirable leases, both for salt water disposal and oil and gas interests. When attempting to purchase interests in such properties, the Company competes with independent operators and occasionally major oil companies, a number of which have substantially greater technical and financial resources than the Company.

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

The Company's operations could also be affected from time to time by other federal, state and local laws and regulations and by political developments. The domestic production and sale of oil and gas are subject to federal regulation by the Department of Energy and the Federal Energy Regulation Commission. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations. In addition, oil and gas operations are subject to extensive federal and state regulations concerning exploration, development, production, transportation and pricing, and even to interruption or termination by governmental authorities. Removal of import duties on oil entering the U.S. has had an adverse effect on the domestic oil industry.

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

The Company's income is also subject to taxation under the United States Internal Revenue Code of 1986, as amended (the "Code"). The Code provides that a taxpayer may obtain a tax credit for certain taxes paid to a foreign country or may take a deduction for such taxes. A tax credit is generally more favorable than a deduction. However, the particular tax circumstances create differing benefits in varying situations. The tax credit applicable to particular foreign income arises when such income is included in the Company's taxable income under the provisions of the Code. There are, however, substantial restrictions and limitations on the amount of the tax credit that can actually be claimed. See Note 7 of the Notes to Consolidated Financial Statements at Item 8.

Employees

At March 31, 2000, the Company and its subsidiaries employed nine individuals (including the executive officers).

(d) Financial Information About Foreign and Domestic Operations

See Note 13 to Consolidated Financial Statements at Item 8.


ITEM 2.  PROPERTIES

(a)  Properties Attributable to Salt Water Disposal

GTII currently owns two salt water disposal facilities, one of which is operating. GTII acquired a saltwater disposal facility near El Campo, Texas, during 1997. This facility, named Transcon Spanish Camp, is located near producing gas wells. This facility was placed into service during the first quarter of 1998. Salt water is produced along with oil and gas, and governmental regulations require the salt water to be disposed of in an environmentally safe manner. The Company is in the primary business of injecting the salt water back into the ground into another salt water bearing zone to protect all fresh water zones from being contaminated. The Company is paid a fee on a per barrel or per load basis for this service by the oil and gas producers whose operations produce the salt water that requires disposal.

The Company is planning to add a salt water disposal facility on the Altair Property. See (b) Altair Property.

During October 1999, the Company sold five of its salt water disposal facilities for a $225,000 note. In addition to the $225,000, the agreement with the buyer also calls for the Company to receive a total of $500,000 in the form of a two cent per barrel per month override. The decision to dispose of these assets was based on several items. Other operators developed some of their own salt water disposal facilities in the area which
caused a reduction in disposal at the Company's facilities.   The manager of
the operations resigned and the Company was unsuccessful in locating a suitable replacement. Management determined that the decline in these operations might prove permanent and could not justify the costs and continued management effort of the facilities. Plans were considered to shut down the operations. However, shutting down the operations would have resulted in requirements to plug all wells used in the disposal facilities. Sale of the facilities transfers that responsibility to the buyer. See Item
7. Management's Discussion and Analysis and Note 6 to the financial statements for more information.

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

GTII increased revenues during 1998 further with its new trucking and equipment services based at the Altair. With the purchases of additional trucks, trailers and bulldozers, the Company is providing the following services to oil and gas operators: equipment moving, vacuum services, oil transportation, drilling pad construction and leasing of equipment. GTII also plans to construct a saltwater disposal facility on the property, but does not have an estimated date of completion at this time. An analysis is being undertaken on several dry wells (drilled previous to GTII owning the property) to determine the best one to use for the salt water disposal facility. The estimated cost of construction could be from $35,000 to $75,000 depending on whether or not the casing will have to be replaced in the existing well selected. During the last quarter of 1998 the Company signed a contract with Mike Arnold Trucking & Material Co. for the sale of sand and gravel from the Altair. The contract will pay royalty payments of $0.80 per ton on sand that is stockpiled and $0.50 per ton for sand that is mined. Every six months the royalty payment will be adjusted if necessary to compensate GTII if the average sales price of sand increases. GTII will be paid $0.70 per ton for any gravel that is mined from the Altair. Management estimates that there are approximately 2 million tons of sand currently stockpiled with an additional 8-12 million tons that can be mined. In addition, there are approximately 5-8 million tons of gravel that can be mined. GTII began receiving revenues from the sand and gravel contract in the first quarter of 1999.

(c)  Apache Ranch

GTII owns the 13,500 acre Apache Ranch which adjoins the Mescalero Indian Reservation and ski resort area near Ruidoso, New Mexico. To date, activity related to this ranch property has included land sales (financed by the Company) in 1995 and 1996, revenues from cattle grazing leases in the 1995-1999 period, and hunting permits in 1996. See Note 3 of Notes to Consolidated Financial Statements at Item 8.

(d) Oil and Gas Properties

General

As of December 31, 1999, the Company owned royalty interests, ORRIs and working interests attributable to oil and gas wells located in the United States, Canada, and Australia. In the United States, the Company's interests are located in the states of Arkansas, Colorado, Kansas, New Mexico, Oklahoma, Texas, and Mississippi. The majority of the Company's oil and gas interests are royalties or ORRIs. The Company also holds working interests in the United States and in Australia.

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

The Company has ORRI in 1,388,560 net royalty acres under 13,358,400 gross surface acres in Australia. Unlike working interests, ORRIs do not require that the Company bear any portion of exploration or drilling expenses to develop the property. In addition, the Company holds 58,305 net working interest acres under 938,400 gross working interest acres.

Oil revenues from Australia during 1999 totaled $172,645 from ATP 267, ATP 299 and ATP 543, before transportation costs to market of $55,589. No revenues were generated by the other eight ATPs during 1999.

Reserves

The majority of the Company's reserves are attributable to properties in which the Company owns ORRI and royalty interests. Data necessary for the computation of reserve estimates for such properties is not available to the Company without the incurrence of unreasonable effort and expense. If estimates of proved reserves were available for such properties, the Company believes that reserves attributable to ATP 299 in Australia would account for the majority of the proved oil reserves attributable to these interests. The working interest holders of the properties under which the Company holds royalty interests and ORRIs have not supplied the Company with information deemed necessary for meaningful reserve calculations. Most of the Company's domestic royalty interests are small, and the Company is of the opinion that obtaining information necessary for meaningful reserve calculations for these interests would involve unreasonable effort or expense. Oil production attributable to the Company's royalty and ORRIs provided approximately 99% of the Company's income attributable to oil and gas properties during the year ended December 31, 1999.

Since the Company's working interests provide only a small percentage (1%) of the Company's total income attributable to oil and gas properties, it was determined that unreasonable effort and expense would be required to prepare a reserve report on the properties to which these interests relate. See "Supplementary Data for Reserves of Oil and Gas" under Item 8. Financial Statements and Supplementary Data.

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

                             United States                 Australia
                         Average Sales Price           Average Sales Price
 Fiscal Year Ended        Oil           Gas              Oil         Gas
 -----------------       ------       ------           --------    -------
 December 31, 1999       $17.16       $ 1.82           $US18.36    $US1.12
 December 31, 1998       $12.22       $ 1.82           $US15.23         -
 December 31, 1997       $19.21       $ 1.82           $US20.55         -

WORKING INTERESTS - DOMESTIC

Productive Wells and Developed Acreage

The Company's assets and revenues attributable to its domestic working interests are not material. The interests held are quite small and the Company has determined that the costs incurred to obtain and analyze the information normally required to be presented for working interests would be unreasonable. As a result this information has been omitted.

Non-Productive Acreage

GTII holds a 30% interest in approximately 11,787 acres of long-term leases located in the Overthrust Belt in Arizona. The primary prospect in this lease play is the Cochise Overthrust Prospect. Along with other working interest owners, GTII intends to farm out the interest to a third party, who would assume the costs of drilling and developing the properties. Under such arrangements, GTII, et al would attempt to recover out-of-pocket expenses while retaining an overriding royalty interest.

WORKING INTERESTS - AUSTRALIA

The table below sets forth the undeveloped acreage in Australia in which the Company held working interests as of December 31, 1999. Working interests are acquired by the Company with the intention to farm out operations while retaining an ORRI or carried working interest.

                                             GTII's      Net
                           Gross            Working      WI
           Area            Acres            Interest    Acres
           ----           -------           --------   -------
            538           478,400            7.5%      35,880
            554           460,000            4.875%    22,425

Recent Developments - WI

During 1999 Dyad-Australia, Inc. entered into an agreement with a major U.S. energy concern whereby significant exploratory work will be funded on ATP 554P including new seismic acquisition and the drilling of at least one exploratory well. The specific terms are subject to a confidentiality agreement; however the exclusive right to market all hydrocarbons from ATP 554 was assigned to that major U.S. energy concern. GTII's ultimate economic interest in ATP 554 will depend on the level of expenditures by the parties to the agreement and on the level and timing of partial reimbursement of expenditures by Dyad and GTII. GTII held a 7.5% interest which was subject to an immediate reduction to 4.875% as a result of the funding arrangement. GTII received compensation for its reduction of interest in the form of $7,500, and additionally, in exchange for a geochemical survey acquired on the area. The reduction in interest will not have a material effect on the Company's financial position. GTII does not intend to repurchase an additional interest to regain its 7.5% previous interest in the area.

As a result of the agreement with the energy concern, Dyad acquired, processed and interpreted 169 kilometers of seismic data. Based on the results of the seismic program, Dyad believes drilling an exploratory well on the area is justified. However, the energy concern that funded the seismic program decided not to provide funds to drill. Under the terms of the final agreement entered into between Dyad and the energy concern, the energy concern has taken the position that it can terminate the agreement if, in its sole and absolute discretion, the seismic investigations do not justify the drilling of an exploratory well. As operator, Dyad has contested this position. If the exploratory well is not funded, then ATP 554P will likely expire as a result of failure to meet exploration commitments required by the Australian government. In the event that ATP 554P expires, then GTII's interest will cease to exist, but the loss of this interest will not have a material effect on the Company's financial position.

ROYALTY AND OVERRIDING ROYALTY INTERESTS - DOMESTIC AND CANADA

The Company owns royalty interests and ORRIs in oil and gas wells primarily located in the states of Arkansas, Colorado, Kansas, New Mexico, Oklahoma, Mississippi, and Texas. During 1996, the Company acquired ORRIs in four producing wells in Texas and four producing wells in Mississippi. During 1997, the Company acquired ORRIs under two production units in Canada.
These production units consist of the consolidation of numerous leases and, between the units, contain more than 200 wells. The Company had no ORRIs in undeveloped acreage in the United States, as of December 31, 1999.

Also see (d) Oil and Gas Properties - General.

OVERRIDING ROYALTY INTERESTS - AUSTRALIA

The following table sets forth the ATP number of each Australian concession in which the Company had an ORRI as of December 31, 1999 and upon which productive wells had been drilled, the percentage interest of the Company therein, the number of such wells, the gross acreage of each concession, and the net royalty acres held in each concession.

                                             GTII's          Net
        Area &             Gross            Royalty        Royalty
    No. of Wells           Acres            Interest        Acres
  ------------------    ---------          ----------      -------
  267 - 21 oil wells      552,000          2.6064700%      115,102
  299 - 65 oil wells      441,600          1.6364559%       57,813
  543 -   1 gas well    1,545,600          0.5000000%       61,824


The following table sets forth the undeveloped acreage in which the Company had ORRIs in Australia as of December 31, 1999.

                                            GTII's      Net
                          Gross            Royalty    Royalty
        Area              Acres            Interest    Acres
        ----            ---------          --------   -------
        333                92,000           0.200%      1,472
        538               478,400           0.623%     23,843
        550               386,400           0.500%     15,456
        560               846,400           0.800%     54,170
        582             6,716,000           1.000%    537,280
        636               640,000           5.000%    256,000
        661               430,000           2.000%     68,800
        CO98-C          1,230,000           2.000%    196,800

The total of the producing and non-producing acreage in Australia under which GTII holds ORRI interests is 1,388,560 net royalty acres under 13,358,400 gross surface acres.

 Recent Developments - ORRI

From 1996 through 1999 a total of 35 new oil wells were completed as producers on ATP 299P. There are now 65 wells in twelve different fields on ATP 299 from which GTII receives revenues. GTII acquired additional interests in ATP 299 during 1997, bringing GTII's ORRI in this ATP to 1.6364559291% of gross production, less transportation costs. Each oil field has numerous undrilled locations, indicating upside potential for the further development of ATP 299.

GTII also purchased additional interests in ATP 267 during 1997 bringing GTII's total ORRI in ATP 267 to 2.60647% of gross production, less transportation costs. There are currently 21 producing oil wells on this concession from which GTII receives revenues. GTII also began receiving revenues from the gas well on ATP 543P during 1999.

During 1999 the Company purchased a 5% overriding royalty interest in ATP 636P from Strategic Consulting, Inc. This concession covers approximately 640,000 and is located in Queensland, Australia. As a part of the purchase, Strategic agreed to grant GTII overriding royalty interests in additional concessions that Strategic applied for if they were granted. Strategic was successful in two other applications, so GTII received a 2% overriding royalty interest in ATP 661P covering 430,000 acres in Queensland, and a 2% overriding royalty interest in CO98-C covering 1,230,000 acres in South Australia. All of these concessions are currently non-producing, but exploratory work is being planned.

(e) Office Facilities

The Company's corporate office is located at 6314 Aspen Cove Court, Sugar Land, Texas 77479. The office is leased from Kenneth Owens, Chairman of the Board and President. In addition, the Company has offices on the Altair property. Rent in the amount of $14,800 was paid to Kenneth Owens in 1999 for these facilities. The Company also has an office at 104 Fossil Court, Springtown, Texas 76082, which handles the stock transfer agent duties and other duties for the Company. No rent payments were made in 1999 for these facilities. The Company believes its office facilities are adequate for the next year.


ITEM 3.  LEGAL PROCEEDINGS

As of March 31, 2000, there were no material legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their properties was the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The only class of common equity security authorized by the Company's Articles of Incorporation, as amended, is the Company's Common Stock, $.001 par value. The Company's Common Stock trades on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the symbol "GTII." The range of high and low sales prices for each quarter during the last two fiscal years, as quoted in the National Association of Securities Dealers' Automatic Quotation ("NASDAQ") System, is set out in the table that follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                    Year Ended December 31, 1999  Year Ended December 31, 1998
                         High          Low              High      Low
                       ------        ------           -------    -------
1st Quarter            $8.625        $7.750           $14.375    $7.2500
2nd Quarter             9.750         5.000            13.125     7.5000
3rd Quarter             5.500         1.781            11.000     5.5000
4th Quarter             4.250         2.000            11.500     5.0625

As of March 31, 2000, there were approximately 10,216 holders of record of the Company's Common Stock, plus an undetermined number of stockholders who hold their stock in street name.

GTII conducted a buy back of shares from shareholders holding 20 or fewer shares from October 15, 1999 through November 30, 1999. The buy back was conducted to reduce the costs associated with servicing the accounts of shareholders having small amounts of shares, and to provide small shareholders with an opportunity to sell these small blocks of stock without the disproportionate expense of brokerage commissions. A total of 1,789 shareholders sold 7,342.7709 shares back to the Company at $4 per share for total proceeds of $29,371.04.

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

Dividends - Preferred Stock

Class A - A cash dividend of $0.30 per Class A preferred share was paid on these shares during 1999.

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

The Company registered 1,000,000 shares of common stock under the Securities Act for sale by GTII pursuant to the Plan, which may be used at the Company's discretion. During 1999 shares for the Plan were purchased from the registered Company stock. An average of 36 stockholders per month purchased shares through the Plan during 1999

Preferred Stock

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

Class A Convertible Preferred Stock - Class A preferred stock was a convertible stock. The shareholder holding preferred stock had the same voting rights as if all preferred shares held were common shares (1 preferred share equals 10 common shares). These shares were convertible back to common shares October 31, 1999. An annual cash dividend of $0.30 per share was paid on the Class A preferred shares. See Dividends - Preferred Stock.

Class B Non-Convertible Preferred Stock - Class B preferred stock was issued as non-convertible with an annual cash dividend of $0.20 per share and a stock dividend. The cash and stock dividends were paid in 1997. However, during 1998, the Company's directors voted to eliminate the dividend features of its Class B preferred stock primarily due to the impact on earnings per share. In conjunction with this decision, the directors also voted to allow holders of the stock to convert their shares back into common on a one for ten basis, the same basis that common was converted to preferred in 1996. A shareholder still holding Class B preferred stock has the same voting rights as if all preferred shares held were common shares (1 preferred share equals 10 common shares).


ITEM 6.  SELECTED FINANCIAL DATA

                                  Fiscal Years Ended December 31
                        1999        1998       1997        1996       1995
                     ----------  ---------- ----------  ----------  ----------
Operating revenues   $2,337,162  $3,104,192 $2,452,352  $2,489,295  $2,676,204

Net income/(loss)    $ (556,215) $  266,482 $  438,784  $  351,195  $  683,169

Net income/(loss)
  per share (1)
      - basic        $     (.89) $     0.45 $     0.46  $     0.45  $     0.62
      - diluted      $     (.89) $     0.43 $     0.46  $     0.45  $     0.62

Total assets         $6,381,766  $7,309,674 $6,796,852  $6,113,063  $5,927,676

Long-term debt       $       -   $       -  $       -   $       -   $   19,486

(1) Net income per share has been restated to reflect a 1-for-2.5 reverse split in 1995, and a 1-for-3.5 reverse split in 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The fall of oil prices during the last part of 1998 and the first quarter of 1999 to approximately 50% of previous prices directly effected the Company's oil and gas revenues and rippled down the line through oil and gas producers to the Company's service businesses during the first quarter of 1999. The ripple effect of the decline in oil and gas prices hurt the salt water disposal business, the other oil field services, and the oil reclamation business. During the second quarter, oil and gas prices began to recover, but, as in the delay of the downturn's effects, the oil field service business recovery trails the oil and gas price recovery.

The Company also felt the effects of the bankruptcy of TransTexas Gas Corporation, its largest customer. TransTexas filed a Voluntary Bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on April 19, 1999, largely due to the decline in oil and gas prices combined with restrictive covenants in its financing arrangements. As a result of this filing, the Company recognized a valuation adjustment against its receivables from TransTexas in its financial statements. The impact of this situation is discussed further below.

As mentioned above, oil and gas prices began to rebound during April 1999. Management has seen increased activity in the oil field since March and expects to see improvement in its businesses as producers begin to recover from the disastrously low prices for oil and gas. Although TransTexas filed for bankruptcy, the Company has continued to provide services to them on a C.O.D. basis.

During October 1999, the Company agreed to sell its salt water disposal operations based in Zapata, Texas to the brother of the President of the Company for a $225,000 note. In addition, the agreement calls for the Company to potentially receive an additional $500,000 through a two cent per barrel per month override which estimates indicate may take as long as 15 years. The transaction has been completed with an effective date of November 1, 1999. The $225,000 is currently in the form of a receivable to the Company. The decision to sell these operations culminated from a serious review of their present contribution to the profits of the Company and their future potential. This review was brought on by the resignation of the on-site manager in Zapata and difficulty in identifying a potential
replacement.   Revenues are not expected to recover significantly due to
factors outside the Company's control. Management considered the possibility of shutting the facilities down and waiting for better operating conditions, but regulatory requirements would cause the Company to have to incur costs to plug the unused wells within a specified period of time, and, although costs to plug one well is not significant, costs to plug all the wells at the same time would be quite significant. Selling the facilities transferred the responsibility and liability for the wells to the new owners. The accompanying financial statements include a loss of $534,255 from this transaction. No value was recorded for the two cent per barrel per month override because of its contingent nature.

During November, the Company entered into a letter of intent to acquire Whitemark Homes, Inc. of Orlando, Florida in a stock for stock transaction. Whitemark Homes is privately owned and is in the business of constructing mid-range homes and developments. Whitemark is interested in expanding its operations and the Company's management believes that the Company is positioned to assist Whitemark in its proposed expansion. Management believes that this acquisition will enhance the value of the Company to its stockholders. A portion of the tentative agreement calls for a review of the Company's current asset base and a determination of whether or not assets contribute to the future growth and development of the combined enterprise. The Australian properties are one of the specific topics of discussion and it is expected that they will be disposed of by the Company in some manner. One possibility would be a transfer of these assets to the Company's President in exchange for a relinquishment of a portion of his stock holdings in the Company. A Form 8-K filing is anticipated for this transaction as soon as the terms of the agreement have been finalized.

LIQUIDITY AND CAPITAL RESOURCES

Management has reported total assets of $6,381,766 at December 31, 1999, a
decrease of $927,908 from the $7,309,674 total at December 31, 1998.   The
decrease is primarily a net effect of the write-down taken due to TransTexas' bankruptcy, the loss sustained from the sale of the Zapata disposal facilities, and recognition of tax benefits to be realized in the future. Current assets remained essentially the same in spite of the charge recorded against the Company's TransTexas receivable and reduced cash flow due to reduced operating revenues partially due the recognition of the current portion of deferred income tax benefits. Current liabilities were higher when comparing the current balances to the balances at December 31, 1999 because of borrowings under the line of credit. The Company has drawn an additional $95,000 under the Company's lines of credit with the Wells Fargo Bank and the Bank of America during the current year. The borrowings under the existing lines of credit were largely used to fund the acquisition of an overriding royalty interest in a new Australian prospect in the first quarter and to provide a portion of the down payment for the acquisition of the Wright property (discussed further below). It is important to note that all lines of credit were repaid subsequent to the end of the year so the Company is currently free of long-term debt, and its property and equipment are free from any liens.

The Company has a loan outstanding to its president of $65,000. Management believes this loan is valid and collectible. During 1998, the Company advanced $67,750 in two transactions to the President for less than 90 days each. These amounts were repaid during the year. When the Company relocated its corporate office to Sugar Land, Texas, it entered into a ten-year lease agreement with the Company's president for office space. As part of this agreement, The Company advanced $127,428 to the president for acquisition costs. Of this amount, $30,000 was repaid in 1999 and the balance is being amortized over a ten-year lease period.

Historically, the Company's oil field services and rental revenues have been derived largely from TransTexas Gas Corporation. The business with TransTexas declined in 1999 due to the decline in oil and gas prices and the resulting reduction in cash available for development and service work which led to a bankruptcy filing by TransTexas. Additionally, TransTexas did not make any significant reduction in the amount that it owed the Company. Gross receivables from TransTexas totaled $1,114,427. As mentioned above, TransTexas filed a Voluntary Petition in the State of Delaware for Order and Relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. In March 2000, final approval from the court for the reorganization plan was approved. The Company is to collect 20% of its approved claims in cash and the remainder will be paid through issuance by TransTexas of a new class of preferred stock. GTII has recorded an adjustment to its balances at December 31, 1998, of 80% of the outstanding receivable ($921,228) from TransTexas on that date. In addition, $64,608 has been recorded as an allowance for receivables incurred during the first quarter of 1999. The allowances have been established without regard to the value for the preferred shares to be received, because no value has been established for those shares and any value attributed to them would be arbitrary at this time. Stockholders' equity for 1999 includes the prior period adjustment of $560,374 (receivable adjustment of $921,228 less income tax benefit of $340,854) to reflect the write-down of the receivable. The 1998 financial statements were not restated because the Company has not yet been able to obtain its previous auditors' agreement with regard to this adjustment (see
Item 9 for discussion).

Subsequent to TransTexas' bankruptcy filing, the Company has continued providing services to TransTexas and increased them over those provided in the first quarter of 1999. This is largely due to improved oil and gas prices and to efforts by TransTexas to restart its drilling operations. These services are being provided on a "pay as you go" basis under which some services are prepaid while others are paid upon completion.

During March 1999, the Company entered into a contract to purchase one-half of a 1,062 acre property near the Altair property, known as the Wright property, in conjunction with the Company's President. This property has an ongoing sand and gravel excavation operation. The Company closed on this purchase in early May. The Company's portion of the purchase of this property called for a $100,000 down payment and the issuance of a note payable to the seller for $300,000. This note was to be repaid over 10 years. Because of cash shortage by the Company, the Company's President paid $45,000 of the Company's portion of the down payment. Unfortunately, because of a shortage of cash due to the major customer bankruptcy discussed previously, the Company was unable to pay for its one-half interest. Therefore, it was decided the Company would back not participate in the purchase and transferred its interest and liability to Kenneth Owens. GTII had paid a total of $96,637 for the property and, through January 2000, had received $95,165 in revenues, so Mr. Owens paid $1,472 to GTII so that the Company could get back its total investment.

RESULTS OF OPERATIONS

The Company's financial statements present total operating revenues of $2,337,162 for 1999 compared to $3,104,192 for 1998 and $2,452,352 for 1997.
The decrease from prior years is attributable mostly to the reduced demands for services by TransTexas and other producers. The bright spots in the Company's revenues were its oil reclamation and sand/gravel sales businesses. Combined, these activities have shown marked improvements during 1999 ($1,378,867) compared to 1998 ($705,624). A significant reduction in oil field services and rentals came from TransTexas reduction in activities as mentioned above, and reduced activity in the salt water disposal business. Oil and gas revenues were negatively impacted by lower oil prices during the first quarter. However, they did show good improvement during the second through fourth quarters, ending up only slightly less than 1998 oil and gas revenues.

Costs of revenues increased when comparing the year ended December 31, 1999 to the previous years, and gross profits declined accordingly. This decline is due to the change in the mix of revenues. Oil field service revenues have significantly lower direct and variable costs than those for oil reclamation sales. Depreciation and materials are the major expenses of the service business, while oil purchases are the significant cost of the reclamation activities. Depreciation is accounted for on a straight-line basis and is not necessarily variable with the level of activity.

Selling and Administrative Expenses consists of personnel, advertising, repairs and maintenance, professional fees, taxes, and other corporate overhead expenses. In 1999, these costs also include a valuation allowance of $64,608 recorded against the Company's 1999 receivables from TransTexas. During 1999, personnel costs declined, and advertising and public relations declined. These costs declined as the Company reduced its personnel due to reduced service work and reduced its promotional activities in a cost cutting move. Various other overhead costs have declined when comparing 1999 from those incurred in 1998; the most significant of these being repairs and maintenance which has been cut more than one-half. These reductions are due to a combination of efforts to control costs and a lower level of activities. Rent and state taxes were both up during 1999. Rent is due to the office leasing arrangement with the Company's President which started in the fourth quarter of 1998 with the move of the Company's headquarters to Sugar Land, Texas. Taxes are up mostly due to the way corporate taxes are assessed in Texas (calculated at the greater of an income tax or a tax on stockholders' equity).

The Company served as a consultant to Clearworks.net, Inc. by providing them with information valuable to a new public Company such as information regarding SEC filings, OTC Bulletin Board and NASDAQ listing requirements, how to set up a Dividend Reinvestment and Stock Purchase Plan, and various other information. In addition, the Company provided them with many contacts such as transfer agents, stock certificate printers, newswire service contacts and more. In consideration for its assistance, Clearworks.net issued 75,000 free trading shares to the Company. The agreement called for the Company to pay a finder's fee of 7,500 shares to a director of GTII, Howard Siegel and to issue 48,117 shares to its stockholders. The Company retained the balance of 19,383 shares as an investment. The shares were issued to the shareholders based on one share of Clearworks received for every 18 shares of GTII owned with all fractional shares being rounded up. Clearworks is a turnkey provider of voice, data, and video services for both commercial and residential customers.

The Company showed a $437,161 loss from operations for the year ended December 31, 1999 compared to profits of $392,196 and $638,993 for the comparable periods in 1998 and 1997. Management believes the Company is weathering the storm, so to speak, caused by the fallout from the low oil and gas prices and TransTexas bankruptcy filing.

Cash flows from operations declined significantly when comparing 1999 to the
two previous years.    This is largely due to decreased revenues and
activities. The increase of the oil reclamation activities also negatively impact cash flows as a function of revenues due to the lower profit margins generated in this line of business. Cash has been used for asset purchases, primarily in the first and second quarters. The Company borrowed an additional $95,000 under its existing lines of credit and borrowed from related parties. A large portion of these funds were used in the purchase of an Australian oil interest and as down payment on the Wright property discussed above. All lines of credit were repaid subsequent to the year end, so the Company currently has no long-term debt.

Management does not expect the trend of decreased revenues to continue, since oil prices have recovered and our major customer is back in business. However, GTII is considering other plans, including the acquisition of a private Company discussed previously.

Income Taxes

The Company anticipates that it will generate sufficient taxable income in 2000 to realize substantially all of its deferred tax assets, based on the sale of certain investments during the first quarter of 2000. See Note 7 to Consolidated Financial Statements for disclosure of book vs. tax differences and Note 15 to the Consolidated Financial Statements regarding subsequent events.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying amounts reflected in the consolidated balance sheets for cash, short-term investments, accounts receivable, accounts payable, and bank loans approximate fair value due to the short maturities of these instruments. The Company's receivables result primarily from oil field support services and the Company does not require collateral for these receivables. A significant portion of the service business is billed to a major customer who also represents a significant portion of the outstanding receivables. The Company's line of credit agreement provides for borrowings which bear interest at rates which vary with the prime rate. The Company had borrowings under this credit facility during 1999 and had an outstanding balance at December 31, 1999. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to the year end (January 12, 2000), the Company filed an 8-K to report a change in auditors from BDO Seidman, LLP to Pricher and Company. There were no known disagreements with the former accountant on accounting and financial disclosure at the time of the change. However, subsequent to the change, it was determined that an adjustment of $580,374 should have been recorded in the 1998 financial statements (receivable allowance of $921,228 less income tax benefit of $340,854). The Company was unsuccessful in negotiating with its previous auditor in order to obtain from them either a consent to use their report or an agreement to the change, and therefore their report on the 1998 financial statements is not included in this filing. .



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

                                                    Date First
                              Position With          Elected
        Name           Age     the Company    C      as Director
    ----------------   ---  ---------------------   -----------
    Kenneth Owens      62   Chairman of the Board     1994
                               and President
    Howard B. Siegel   57       Director              1980
    Karen Lee          40       Director              1989
    Glenn Gagnon       35       Director              1997
    David McFarlane    37       Director              1998

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

                                                    Date First
                               Position With         Elected
       Name          Age         the Company        as Officer
    --------------  -----  -----------------------  ----------
    Kenneth Owens     62   Chairman of the Board       1994
                               and President
    Robert Early      44   Chief Financial Officer     1997
    Shawna Owens      27   Secretary/Treasurer         1995

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

Shawna Owens, Secretary/Treasurer, attended Texas A&M University and has experience in management, accounting and public relations with different law firms. Ms. Owens worked in Washington, D.C. for Senator Pete Dominici of New Mexico and also worked with the Sergeant of Arms for the U. S. Senate Chambers. She is in charge of the day to day accounting and treasury functions and was instrumental in centralizing GTII's accounting. Ms. Owens also performs public relations duties for the Company. She has been employed by the Company since August 1995.

Howard B. Siegel, Director, received his Bachelor of Business Administration Degree from the University of Oklahoma in 1966. He received a Doctor of Jurisprudence Degree from St. Mary's University School of Law in 1969. Mr. Siegel was formerly an attorney for Superior Oil Company, a major oil and gas Company located in Houston. He previously served as Vice President, General Counsel, and a member of the Board of Directors of Tenneco Inc. Federal Credit Union. From July 1974 to August 1989, Mr. Siegel was employed as an attorney with the law firm of Bracewell & Patterson in Houston, Texas, and from that date until January 1991, he was employed by Hurt, Richardson, Garner, Todd & Cadenhead in Atlanta, Georgia. Mr. Siegel is currently a practicing attorney in Houston, Texas. Mr. Siegel has served in an advisory capacity to the Board of Directors of the Company since March 25, 1980.

Karen Lee, Director, graduated with high honors from Cisco Junior College. She administers the operation of the Company's offices in Springtown, Texas, does much of the research and writing for filing of Securities and Exchange Commission documents, and performs transfer agent duties and stockholder record keeping for the Company. She is a member of the Southwest Securities Transfer Association, Inc. Ms. Lee has been employed by the Company for the past 19 years.

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

David McFarlane, Director, received a BS degree in Optical Engineering from the University of Rochester in 1985, a MS degree in Nuclear Engineering from Texas A&M University in 1991, and a Ph.D. in Radiological Health Physics from Texas A&M in 1995. From 1987 to 1995 he was a research assistant and lecturer at Texas A&M. Since 1996 he has been employed by Bandag, Inc. in Muscatine, Iowa as a research engineer. His responsibilities include conducting research, managing research projects, and developing and managing budgets. Mr. McFarlane was appointed director of GTII in August of 1998 to serve until the next annual meeting of shareholders when he will be placed on the ballot to be voted on by the shareholders.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's chief executive officer for the past three fiscal years. There is no compensation to other officers or employees that would require disclosure under this item.

  Name and                Salary Cash         Bonus Cash
Principal Position       Year  Compensation   Compensation
----------------------   ----  ------------   ------------
Kenneth Owens            1997    $ 5,000       $   -0-
Chairman and President   1998    $11,000       $19,000
                         1999    $17,500       $ 6,000

No other officers, directors, or employees received compensation that would require disclosure herein.

Director Compensation

The Board has approved a $1,500 director fee for the past three years. The fee was paid to all directors for 1997 and 1998. As of December 31, 1999, the 1999 fee had not yet been paid.

Compensation Committee Report

The Board of Directors delegates responsibility for executive compensation to the Compensation Committee which is presently comprised of three of the directors on the Board. This committee reviews the salaries of each of the officers of the Company, and recommends the directors' fees for the year. The Committee recommended to the Board that Kenneth Owens, President, received a salary of $17,500 for 1999, and that directors' fees for 1999 be set at $1,500 cash per director.

In September 1998, the Company filed an S-8 registration statement registering 200,000 common shares for a Stock Compensation Plan recommended by the committee and adopted by the Board. The Plan allows the directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors. The Plan will allow these service providers to acquire proprietary interests in the Company in exchange for their services. These interests would provide incentives for high levels of service. No shares were issued under the Plan during 1998 or 1999.

Performance Graph - Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation's Common Stock against the cumulative total return of the NASDAQ Stock Market and the NASDAQ Non-Financial Stocks. The graph assumes that the value of the investment in the Corporation's Common Stock and each index was $100 at December 31, 1994. GTII's numbers reflect a 1-for-2.5 reverse stock split in 1995, and a 1-for-3.5 reverse stock split in 1997.











Comparison of Five-Year Cumulative Total Return

                        Fiscal Years Ended December 31
                 1994     1995      1996    1997      1998      1999
                ------   ------   ------   ------    ------    ------
GTII Stock      100.00   125.88    99.75   132.00     88.00     22.18

NASDAQ Stock    100.00   141.33   173.89   213.07    300.18    545.67

Non-Financial
     Stocks     100.00   139.26   169.16   198.09    290.28    562.31


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's common stock as of March 31, 2000 with respect to (1) each person known by the Company to own beneficially more than 5% of the Company's common stock,
(2) each of the Company's directors, and (3) all directors and officers of the Company as a group. The title of class is common stock, $.001 par value.

NOTE: Some of the following shareholders may still be holding preferred stock that has not been converted back to common. In accordance with the Preferred Stock Plans, the preferred shares have the same voting rights as if they were common shares (1 preferred share is equivalent to 10 common shares). Therefore, the shares are listed below as common shares, with a footnote following to explain the breakdown of the number of common and the number of preferred each person holds.

                                    # of Shares
  Name and                         Beneficially                    Percent of
Address of Stockholder                Owned                           Class
---------------------------        ------------                    ----------
 Kenneth Owens                       437,822 (1)                     37.16%
 6314 Aspen Cove Court
 Sugar Land, Texas   77479

 Howard B. Siegel                        100                          0.01%
 P. O. Box 940572
 Houston, Texas  77094-1572

 Karen Lee                               504                          0.04%
 104 Fossil Court
 Springtown, Texas  76082

 Glenn Gagnon                            865                          0.07%
 5311 Palmetto, Apt. A
 Houston, TX   77081

 David McFarlane                           8                          0.00%
 6500 49th St. S.
 Muscatine, IA   52761

 Shawna Owens                          1,710                          0.15%
 P. O. Box 17029
 Sugar Land, Texas   77496

 Robert Early                             15                          0.00%
 2208 Ivanhoe
 Abilene, Texas 79605

 All directors and officers as a     441,024 (2)                     37.43%
   group (7 persons)

     (1) Common - 38,662; Preferred B - 39,916
     (2) Common - 41,864; Preferred B - 39,916

Note: The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

Changes in Control

No changes in control occurred during 1999. The Company is currently having discussions with Whitemark Homes, Inc. of Orlando, Florida, regarding an acquisition of that Company (see Item 7. Management's Discussion and Analysis for more information). If this transaction is consummated a change in control will occur, and will be reported at that time.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1998, the Company relocated its corporate office to Sugar Land, Texas. The Company had been leasing its offices in Albuquerque, New Mexico from its President, and decided to continue this relationship in Sugar Land. The Company's President agreed to purchase facilities which would serve adequately as the Company's offices. The Company entered into a ten-year lease agreement with the President for office space. As part of this agreement, the Company advanced $127,428 to him for acquisition costs. Of this amount, $30,000 is to be repaid in early 1999 and the balance is to be amortized over the ten-year lease period.

During March of 1999, the Company entered into a contract to purchase a one-half interest in the 1,062 acre Wright property. This property contained ongoing sand and gravel excavation operations, and the Company felt that this would enhance its sand and gravel operations already being conducted on the Altair property. The President of the Company purchased the other one-half interest. The Company's interest cost $400,000, with $300,000 of this consisting of a promissory note. Unfortunately, because of a shortage of cash due to the major customer's bankruptcy discussed previously, the Company was unable to pay for its one-half interest in the Wright property. Therefore, the Company decided to back out of the deal and transfer its interest and liability to Kenneth Owens. GTII had paid a total of $96,637 for the property and had received $95,165 in revenues, so Mr. Owens paid GTII $1,472 to GTII so that the Company could get back its total investment.

During October 1999 the Company agreed to sell its salt water disposal operations based in Zapata, Texas to the brother of the President of the Company for a $225,000 note. In addition, the agreement calls for GTII to received $500,000 in the form of a two cents per barrel per month override. The decision for this sale culminated from a serious review of their present contribution to the profits of the Company and their future potential. The decision was brought on by the resignation of the on-site manager and difficulty in finding a replacement. Revenues were not expected to recover significantly. Management considered the possibility of shutting the facilities down and waiting for better operating conditions, but regulatory requirements would cause the Company to have to incur costs to plug the unused wells within a specified time period. These costs would have been significant. Therefore, the decision was made to sell the facilities, so that any such costs would be transferred to the buyer.

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

            -  Report of Independent Certified Public Accountants
            -  Consolidated Balance Sheets
            -  Consolidated Statements of Operations
            -  Consolidated Statements of Stockholders' Equity
            -  Consolidated Statements of Cash Flows
            -  Notes to Consolidated Financial Statements

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GOLDEN TRIANGLE INDUSTRIES, INC.


Date:   April 27, 2000                  By: /s/ KENNETH OWENS
                                        Kenneth Owens
                                        President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signatures                       Title                           Date


 /s/ KENNETH OWENS          Chairman of the Board             April 27, 2000
Kenneth Owens                    and President



 /s/ ROBERT EARLY               Chief Financial               April 27, 2000
Robert Early                      Officer



 /s/ HOWARD B. SIEGEL             Director                     April 27, 2000
Howard B. Siegel



 /s/ KAREN LEE                    Director                     April 27, 2000
Karen Lee



 /s/ GLENN GAGNON                 Director                     April 27, 2000
Glenn Gagnon



 /s/ DAVID MCFARLANE              Director                     April 27, 2000
David McFarlane

                       GOLDEN TRIANGLE INDUSTRIES, INC.



                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



    Report of Independent Certified Public Accountants   .  .  .  .  .    F-2

    Consolidated Balance Sheets as of December 31, 1998 and 1997  .  .    F-3

    Consolidated Statements of Operations for the fiscal years ended
              December 31, 1998, 1997 and 1996  .  .  .  .  .  .  .  .    F-4

    Consolidated Statements of Stockholders' Equity for the fiscal
              years ended December 31, 1998, 1997 and 1996  .  .  .  .    F-5

    Consolidated Statements of Cash Flows for the fiscal years ended
              December 31, 1998, 1997 and 1996  .  .  .  .  .  .  .  .    F-6

    Notes to Consolidated Financial Statements  .  .  .  .  .  .  .  .    F-8

                      REPORT OF INDEPENDENT ACCOUNTANTS







To the Board of Directors and Stockholders of Golden Triangle Industries, Inc.

We have audited the accompanying consolidated balance sheet of Golden Triangle Industries, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1999, and we were engaged to audit the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraphs, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company's accounting records do not include reserve analyses for all of its oil and gas properties and a formal engineering analysis of its sand and gravel inventories. In addition, sufficient evidential matter does not support estimates of the amount of uncollectible accounts receivable as of December 31, 1998. We have not satisfied ourselves by means of other auditing procedures about the valuation of the Company's oil and gas properties, inventories and accounts receivable as of December 31, 1998. The valuation of oil and gas properties, inventories and accounts receivable at December 31, 1998, materially affect the determination of the results of operations and cash flows for the year ended December 31, 1999. Accordingly, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999, or on the consistency of application of accounting principles with the preceding year.

Because of the inadequacy of accounting records, we were unable to form an opinion regarding the amounts at which oil and gas properties and inventories are recorded in the accompanying balance sheet at December 31, 1999 (stated at $1,605,666) or the amount of depletion expense for the year then ended (stated at $53,220).

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had accounting records concerning oil and gas properties and inventories been adequate, the accompanying consolidated balance sheet referred to in the first paragraph presents fairly, in all material respects, the financial position of Golden Triangle Industries, Inc. and subsidiaries as of December 31, 1999, in conformity with generally accepted accounting principles.


                                 /s/PRICHER AND COMPANY
                                Pricher and Company




Orlando, Florida
April 7, 2000

                   GOLDEN TRIANGLE INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS
                                                                December 31
                                                            1999      1998
                                                        ----------  ----------
                                ASSETS
CURRENT ASSETS
  Cash                                                   $  66,199  $  160,204
  Accounts receivable - trade                              380,928   1,307,042
  Accounts receivable - related parties                    213,636      27,247
  Accounts and notes receivable - other                     10,060      33,977
  Inventories                                              238,930     199,296
  Investments - available for sale                         270,587      47,694
  Deferred income taxes                                    557,288          -
  Prepaid expenses                                          15,000      13,500
                                                        ----------  ----------
     Total Current Assets                                1,752,628   1,788,960
                                                        ----------  ----------

FIXED ASSETS
  Oil and gas properties (full cost method), net         1,605,666   1,628,496
  Property and equipment, net                            2,250,695   3,342,789
                                                        ----------  ----------
     Total Fixed Assets                                  3,856,361   4,971,285
                                                        ----------  ----------

OTHER ASSETS
  Accounts and notes receivable - non-current              328,024     305,588
  Accounts receivable - officers
    & related parties - non-current                        302,295     185,209
  Deferred income taxes                                    126,306      38,000
  Other                                                     16,152      20,632
                                                        ----------  ----------
     Total Other Assets                                    772,777     549,429
                                                        ----------  ----------

TOTAL ASSETS                                            $6,381,766  $7,309,674
                                                        ==========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $   67,827  $   50,535
  Accrued expenses                                          11,050      73,239
  Borrowings under lines of credit                         266,200     171,200
                                                        ----------  ----------
     Total Current Liabilities                             345,077     294,974
                                                        ----------  ----------

STOCKHOLDERS' EQUITY
  Preferred, $0.10 par (1,000,000 authorized)
    Class A                                                    106         337
    Class B                                                  4,044       5,294
  Common, $.001 par (100,000,000 authorized)                   761         605
  Additional paid-in capital                             7,547,562   7,514,575
  Accumulated other comprehensive income/(loss):
    Unrealized gain/(loss) on securities
      available for sale                                    55,676     (72,260)
  Accumulated deficit                                   (1,571,460)   (433,851)
                                                        ----------  ----------
      Net Stockholders' Equity                           6,036,689   7,014,700
                                                        ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $6,381,766  $7,309,674
                                                        ==========  ==========






See accompanying notes to consolidated financial statements.
                                 F-3

                   GOLDEN TRIANGLE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended December 31
                                               1999       1998         1997
                                            ----------  ----------  ----------
REVENUES
  Oil field services, rentals and disposals $  732,557  $2,139,843  $2,003,993
  Oil and gas production                       225,738     258,725     448,359
  Oil reclamation, sand and water sales      1,378,867     705,624          -
                                            ----------  ----------  ----------
     Total Revenues                          2,337,162   3,104,192   2,452,352

COSTS OF REVENUES                            1,757,934   1,607,921     964,104
                                            ----------  ----------  ----------

GROSS PROFIT                                   579,228   1,496,271   1,488,248

SELLING AND ADMINISTRATIVE  EXPENSES         1,016,389   1,104,075     849,255
                                            ----------  ----------  ----------

INCOME/(LOSS) FROM OPERATIONS                 (437,161)    392,196     638,993
                                            ----------  ----------  ----------

OTHER INCOME/(EXPENSES)
  Interest and dividend income                  13,702      31,558      43,331
  Gain on sale of securities                        -       62,436      19,764
  Other income                                  46,291      26,613      26,582
  Gain/(loss) on sale of assets               (522,975)      1,797       2,781
  Stock transfer fees                            6,900      10,199       7,965
  Interest expense                             (25,781)    (13,317)       (518)
                                            ----------  ----------  ----------
     Net Other Income/(Expenses)              (481,863)    119,286      99,905
                                            ----------  ----------  ----------

INCOME/(LOSS) BEFORE INCOME TAXES             (919,024)    511,482     738,898

INCOME TAX BENEFIT/(EXPENSE)                   362,809    (245,000)   (300,114)
                                            ----------  ----------  ----------

NET INCOME/(LOSS)                            $(556,215) $  266,482  $  438,784
                                            ==========  ==========  ==========

 Earnings/(Loss) per Common Share:
   Basic                                    $    (0.89) $     0.45  $     0.46
                                            ==========  ==========  ==========
   Diluted                                  $    (0.89) $     0.43  $     0.46
                                            ==========  ==========  ==========

Weighted Average Shares Outstanding:
   Basic                                       627,366     591,392     552,896
   Diluted                                     627,366     625,102     552,896




See accompanying notes to consolidated financial statements.
                                 F-4

                                 GOLDEN TRIANGLE INDUSTRIES, INC.
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         Accumulated
                                         Preferred Stock                              Stock   Additional    Other
                                   Class A          Class B          Common Stock     Sub-      Paid In  Comprehensive Accumulated
                                Shares  Amount   Shares  Amount    Shares   Amount   scribed    Capital  Income/(Loss)   Deficit
                                ------ -------   ------  -------   ------- -------  --------  ----------  ---------    ----------
Balances at January 1, 1997      3,374 $   337   53,903  $ 5,390   546,492 $   546  $ 11,250  $6,982,197  $ (48,218)   $ (953,491)

Repurchased for cash                -       -        -        -    (14,871)    (15)       -     (126,476)        -             -
Issued under Dividend
  Reinvestment & Stock
  Purchase Plan                     -       -        -        -     25,843      25        -      303,060         -             -
Issued for property                 -       -        -        -      3,398       3        -       30,103         -             -
Issued for directors' fees          -       -        -        -        286       1        -        2,533         -             -
Issued as promotional effort        -       -        -        -        491       1        -        4,502         -             -
Issued for subscriptions            -       -        -        -      2,571       3   (11,250)     11,247         -             -
Issued as  stock dividends
  on preferred stock                -       -        -        -     16,188      16        -      143,405         -       (143,421)
Preferred stock dividends           -       -        -        -         -       -         -           -          -        (41,193)
Change in marketable securi-
  ties valuation allowance          -       -        -        -         -       -         -           -      16,781            -
Net income for the year             -       -        -        -         -       -         -           -          -        438,784
                                ------ -------   ------  -------   ------- -------  --------  ----------  ---------    ----------
Balances at Dec. 31, 1997        3,374     337   53,903    5,390   580,398     580        -    7,350,571    (31,437)     (699,321)

Issued under Dividend
  Reinvestment & Stock
  Purchase Plan                     -       -        -        -      9,509       9        -       95,376         -             -
Issued for property                 -       -        -        -      1,000       1        -       10,999         -             -
Issued for services                 -       -        -        -         15      -         -          185         -             -
Issued for warrants offering        -       -        -        -      4,856       5        -       57,358         -             -
Exchange of preferred for
  common                            -       -      (962)     (96)    9,620      10        -           86         -             -
Change in marketable securi-
  ties valuation allowance          -       -        -        -         -       -         -           -     (40,823)           -
Preferred stock dividends           -       -        -        -         -       -         -           -          -         (1,012)
Net income for the year             -       -        -        -         -       -         -           -          -        266,482
                                ------ -------   ------  -------   ------- -------  --------  ----------  ---------    ----------
Balances at Dec. 31, 1998        3,374     337   52,941    5,294   605,398     605        -    7,514,575    (72,260)     (433,851)

Issued under Dividend
  Reinvestment & Stock
  Purchase Plan                     -       -        -        -     14,795      15        -       61,016         -             -
Repurchase of common stock          -       -        -        -     (7,343)     (7)       -      (29,364)        -             -
Exchange of preferred for
  common                        (2,317)   (231) (12,501)  (1,250)  148,180     148        -        1,335         -             -
Change in marketable securi-
  ties valuation allowance          -       -        -        -         -       -         -           -     127,936            -
Prior period adjustment             -       -        -        -         -       -         -           -          -       (580,374)
Preferred stock dividends           -       -        -        -         -       -         -           -          -         (1,020)
Net (loss) for year                 -       -        -        -         -       -         -           -          -       (556,215)
                                ------ -------   ------  -------   ------- -------  --------  ----------  ---------    ----------
Balances at Dec. 31, 1999        1,057 $   106   40,440  $ 4,044   761,030 $   761  $     -   $7,547,562  $  55,676   $(1,571,460)
                                ====== =======   ======  =======   ======= =======  ========  ==========  =========    ==========

See accompanying notes to consolidated financial statements.
                                     F-5

                   GOLDEN TRIANGLE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           Increase/(Decrease) in Cash and Cash Equivalents

                                                 Year Ended December 31
                                               1999        1998       1997
                                            ----------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income/(loss)                          $ (556,215) $  266,482  $  438,784
 Adjustments to reconcile net income/(loss)
 to net cash from operating activities:
  Depreciation, depletion and amortization     419,332     486,367     422,898
  (Gain)/loss on sales of assets
    & securities                               522,975     (64,233)    (22,545)
  Stock issued for services                         -          185       2,534
  Deferred income taxes                       (349,146)    146,000     187,000
  Accounts receivable                            4,887    (542,293)   (198,930)
  Inventories                                  (39,634)        331         373
  Prepaid expenses and other                    (1,500)     11,469     (42,647)
  Restricted cash                                   -           -      100,954
  Accounts payable                              17,292     (26,051)     29,921
  Accrued expenses                             (62,189)     55,093     (50,241)
                                            ----------  ----------  ----------
NET CASH PROVIDED/(USED) BY OPERATING
    ACTIVITIES                                 (44,198)    333,350     868,101
                                            ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment           (135,777)   (474,005) (1,644,154)
 Purchase of inventory on Altair property           -           -     (200,000)
 Purchase of marketable securities             (50,551)   (106,654)    (56,971)
 Loan payments received                          1,480          -       87,389
 Investment in affiliates                       (4,212)         -           -
 Proceeds from sale of securities                   -      164,152      62,753
 Proceeds from sale of assets                   63,500      14,141     467,534
                                            ----------  ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES         (125,560)   (402,366) (1,283,449)
                                            ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuing common stock             61,031     152,749     303,085
 Purchase of common stock                      (29,371)         -     (121,989)
 Dividends on preferred shares                  (1,020)     (1,012)    (41,193)
 Advances to related parties                  (180,233)   (184,675)   (101,428)
 Repayments from related parties               130,346      71,310      98,000
 Proceeds from notes payable                    95,000     171,200     176,000
 Repayment of notes payable                         -      (76,000)   (100,000)
                                            ----------  ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       75,753     133,572     212,475
                                            ----------  ----------  ----------
NET INCREASE/(DECREASE) IN CASH                (94,005)     64,556    (202,873)

CASH - Beginning of Year                       160,204      95,648     298,521
                                            ----------  ----------  ----------
  CASH - END OF YEAR                        $   66,199  $  160,204  $   95,648
                                            ==========  ==========  ==========






See accompanying notes to consolidated financial statements.
                                     F-6

                   GOLDEN TRIANGLE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           Increase/(Decrease) in Cash and Cash Equivalents
                              (Continued)

                                                 Year Ended December 31
                                               1999        1998       1997
                                            ----------  ----------  ----------

Supplemental Disclosures

Cash payments for:
   Interest                                 $   25,781  $   13,317  $      518
   Income taxes (domestic and foreign)          57,444      47,356      92,229

Non-Cash Investing and Financing
   Stock issued to related party for
     50% interest in Zapata office facility         -           -       30,106
   Services provided as proceeds on sale
    of Amando facility                              -           -      269,000
   Dividends paid with common stock                 -           -      143,421
   Purchase of trucks with common stock         11,000      11,000          -
   Preferred stock converted into
    common stock                                    96          96          -
   Sale of subsidiaries and salt water
    disposal facilities to related party
    in exchange for a note receivable          225,000          -           -
   Transfer of 50% interest in Zapata
    office facility to related party for
    a receivable                                28,588          -           -









See accompanying notes to consolidated financial statements.
                                     F-7

                   GOLDEN TRIANGLE INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1999, 1998 and 1997

GENERAL INFORMATION

Golden Triangle Industries, Inc. (the Company) was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. It is primarily engaged in the business of providing oil field support services, including equipment rentals and disposition of oil field salt water. Oil field services consist of heavy equipment work such as bulldozing, dirt loading, water and waste hauling, and various other services. Salt water is produced along with oil and gas and is required to be re-injected back into underground formations or otherwise disposed of as a regulated waste product. The Company had one disposal facility in operation at the end of 1999 after having sold five facilities as discussed at Note 6. During 1997, the Company acquired land near Houston, Texas and has developed its significant oil field services and rentals business associated with that property.

The Company also owns passive (primarily royalty) interests in oil and gas production. The passive oil and gas interests consist of U.S. and Australian properties. Australia provided approximately 75% of gross oil and gas revenues during 1999. The bulk of the oil and gas asset base is located in Australia.

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION.   The consolidated financial statements include
the accounts of Golden Triangle Industries, Inc. and its subsidiaries. All significant inter-Company balances and transactions have been eliminated. The Company's subsidiaries at December 31, 1999 are Golden Triangle Coal & Mining, Inc., Golden Triangle Oil & Minerals, Inc. of Australia, Houston Oil & Energy, Inc., Jim Wells Salt Water Disposal, Inc., County Line Salt Water Disposal Inc., and Apache Ranch, Inc. Golden Triangle Coal & Mining, Inc., Houston Oil & Energy, Inc., and Golden Triangle Oil & Minerals, Inc. of Australia are inactive. For purposes of these notes, these entities are collectively referred to as "the Company" or "GTII." The activities of OCR Investments, Inc. (OCR) and Transcon Energy Corporation (Transcon) are consolidated through October 31, 1999 because they were sold effective November 1, 1999 as discussed at Note 6.

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

INVENTORIES. Inventories are stated at the lower of cost determined on a first in/first out (FIFO) basis or market. The Company's inventory at December 31, 1999 and 1998 consisted of stockpiled sand and gravel and an inventory of reclaimed oil in tanks at the reclamation plant. These products are considered raw materials and are carried at cost.

PROPERTY AND EQUIPMENT. The Company follows the full cost method of accounting for oil and gas producing activities and, accordingly, capitalizes all costs incurred in the acquisition of oil and gas properties. The Company's oil and gas properties consist primarily of overriding royalty interests which do not bear any costs of development or exploration. The Company has not participated in the exploration and development of proved oil and gas properties during any period presented in these financial statements. Capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10% interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Costs in excess of the ceiling test are adjusted against income. Sales or abandonments of properties are accounted for as adjustments of overall capitalized costs with no gain or loss recognized.

Costs are recorded in cost centers on a country-by-country basis. Amortization of the limited amount of working interests owned is computed on a composite unit-of-production method based on estimated proved reserves attributable to the respective cost center. Amortization of royalty/overriding interests is calculated at an average rate of $3.98 per equivalent barrel during 1999 and at 22% of gross revenue in prior years. All costs associated with oil and gas properties are currently included in the base for computation and amortization. Such costs include only acquisition costs since there are no exploration and development costs.

Depreciation of property and equipment other than oil and gas properties is computed on the straight-line method over the estimated useful lives of the assets. Useful lives are 10 years for tanks and ramps, 7 years for equipment, and 5 years for electronic equipment. Depreciation totaled $366,112, $424,067 and $320,834 for 1999, 1998, and 1997, respectively.

Gains or losses on sales of property and equipment other than oil and gas properties are recognized as part of operations. Expenditures for renewals and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

INTANGIBLE ASSETS AND AMORTIZATION. Intangible assets consist of disposal well leasehold, goodwill, and water rights. Goodwill and water rights are being amortized on a 10-year straight line basis. Well leasehold is being amortized on a 15-year straight line basis. The amortization expense for these items is included with depreciation and depletion for presentation purposes. The bulk of these assets was sold effective November 1, 1999 as discussed at Note 6.

INCOME TAXES. Deferred tax liabilities and assets result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company records and adjusts any deferred tax asset valuation based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

EARNINGS PER SHARE. Accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings of the entity on an as if converted basis. This is done by dividing net income/(loss) available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows. The Company had no cash equivalents at December 31, 1999 or 1998.

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

CONCENTRATIONS OF CREDIT RISK. The Company provides its services and rentals to the oil and gas industry and does not require collateral on receivable balances which result primarily from oil field support services. Exposure to credit risk is affected by conditions within the oil and gas industry. Reductions in oil and gas prices could significantly reduce the level of activity for both salt water disposal and drilling support service revenues. The Company's salt water disposal services are primarily located in the Laredo/Zapata, Texas area, which is a significant gas producing area. Other services and rentals are based out of the Altair property west of Houston, Texas. The Company provides a large portion of its services to one major customer as discussed at Note 13. Until 1999, the Company had never experienced significant credit losses. See Notes 2 and 3.

ENVIRONMENTAL ISSUES. The Company's salt water disposal business is in a regulated environmental industry and is operated under permits from the Texas Railroad Commission and the Texas Natural Resource Conservation Commission. Failure to comply with regulations could result in interruption or termination of the operations. There are minor cleanup requirements in the normal course of operations which are expensed as incurred. Additionally, upon cessation of use, the disposal wells will require plugging and site cleanup. Costs of voluntary termination and remediation have been estimated to not be material and are expected to be recorded as incurred. There were no cleanup costs accruals necessary at December 31, 1999. In addition, with the sale of the bulk of the facilities effective November 1, 1999 (See Note 6), the potential for future plugging and cleanup costs have been reduced.

LONG-TERM ASSETS. The Company applies SFAS No. 121, "Accounting for Impairment of Long-Lived Assets." Under SFAS 121, long-lived assets and certain intangibles are reported at the lower of cost or estimated recoverable amounts.

REVENUE RECOGNITION. The Company records sales and related profits for its operations as services and rentals are provided to customers. Oil and gas revenue is recorded in the period of production.

COMPREHENSIVE INCOME. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company has reported other comprehensive income/(loss) from unrealized gains/(losses) on marketable securities as follows:

                                         Year ended December 31,
                                    1999          1998           1997
                                 ---------    ----------      ---------
   Net income/(loss)             $(556,215)   $  266,482      $ 438,784
   Change in comprehensive
      income/(loss)                127,936       (40,823)        16,781
                                 ---------    ----------      ---------
   Comprehensive income/(loss)   $(428,279)   $  225,659      $ 455,565
                                 =========    ==========      =========

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk or, (b) the earnings effect of the hedged transaction. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged, and will be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

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


NOTE 2:   PRIOR PERIOD ADJUSTMENT

On April 19, 1999, the Company's largest customer, TransTexas Gas Corporation filed for protection under Chapter 11 of the Federal Bankruptcy Act and the court approved the bankruptcy plan in March 2000. Under the terms of the plan, the Company and other unsecured creditors will recover approximately 20% of their claims in cash plus certain equity securities in TransTexas, which currently have no determinable market value. At December 31, 1998 and as of the date of the bankruptcy filing, the Company had outstanding unsecured receivables from TransTexas of approximately $1,030,000 which were subject to compromise plus other receivables of $95,000 for which no recovery is expected. Accordingly, the Company expects to suffer a loss of $921,228 related to these receivables.

As of December 31, 1998, the Company had not established any allowance for doubtful accounts despite the fact that TransTexas' interim financial statements, which were available to the Company, indicated that TransTexas was suffering significant operating losses and negative cash flows from operations and was insolvent. TransTexas had also disclosed that it was forced to sell operating assets to meet the demands of its secured and unsecured creditors. This information indicated that an allowance for a significant portion of the TransTexas receivables was necessary to properly value these receivables at December 31, 1998. The lack of any allowance under these circumstances required a restatement of the Company's financial statements to recognize the loss in 1998.

Accordingly, stockholders' equity as of December 31, 1998, as previously reported, has been decreased by $580,374 to give effect to a prior period adjustment (receivable adjustment of $921,228 less income tax benefit of $340,854) reflecting the write-down of the receivable. The 1998 financial statements presented herein for comparative purposes do not reflect the prior period adjustment.


NOTE 3:   ACCOUNTS AND NOTES RECEIVABLE

Accounts Receivable -- At December 31, 1999 and 1998, the Company has receivables from extension of credit to customers for various services, sales, and salt water disposal and accrued receivables for oil and gas production as presented below. Collection of the accrued Australian production generally occurs during the quarter following the quarter of production. Collection of accrued domestic production generally occurs during the month following production. Collection of other receivables is discussed below. The cost basis of the following receivables is believed to approximate their fair values.

                                                  1999         1998
                                               ----------   ----------

     Oil field services                        $1,254,659   $1,233,845
     Domestic oil and gas production                   -         4,369
     Australian oil production                     41,320       34,899
     Oil reclamation, sand and gravel sales        70,785       33,929
                                               ----------   ----------
        Total trade receivables                 1,366,764    1,307,042
     Less allowance for bad debts
        Prior period                             (921,228)          -
        Current period                            (64,608)          -
                                               ----------   ----------
        Net trade receivables                  $  380,928   $1,307,042
                                               ==========   ==========

The salt water disposal and oil field services businesses include one customer that accounted for more than 10% of total revenues during 1999. This customer was TransTexas Gas Corporation. See Note 13 for further discussion. In addition, TransTexas' receivable balances were approximately 34% and 78% of the Company's total accounts receivable balances at December 31, 1999 and 1998. The allowance for bad debts is primarily established against TransTexas receivables as discussed at Note 2.

All of the reclaimed oil and sand and gravel receivables are from Superior Crude Gathering Corporation and Mike Arnold Trucking, Inc., respectively.

Allowance for uncollectible accounts -- In April 1999, TransTexas filed for bankruptcy protection in order to reorganize its debt and equity positions. At March 31, 1999, TransTexas owed the Company $1,114,427. In March 2000, final approval of the reorganization plan was achieved. The Company is to collect 20% of its receivable in cash and the remainder in the form of a new class of TransTexas preferred stock. As discussed at Note 2, the Company has recorded an adjustment to its balances at December 31, 1998 of 80% of the outstanding receivable from TransTexas on that date. In addition, $64,608 has been recorded as an allowance for receivables incurred during the first quarter of 1999. The allowances have been established without regard to any value for the preferred shares to be received because no value has been established for those shares and any value attributed would be arbitrary at this time.

Notes and Other Receivables -- The Company has notes and other receivable as described below.

                                               1999          1998
                                           ---------     ---------
          Current portion:
          Land sales                       $   8,636     $   8,636
          Southwest Tire Processors, Inc.         -          6,910
          Accrued interest on these notes      1,424        18,431
                                           ---------     ---------
             Total current portion            10,060        33,977
                                           ---------     ---------
          Long-term portion:
          Land sales                          99,997       102,902
          Accrued interest                    18,431            -
          Southwest Tire Processors, Inc.    209,596       202,686
                                           ---------     ---------
             Total long-term portion         328,024       305,588
                                           ---------     ---------

          Total Notes Receivable           $ 338,084     $ 339,565
                                           =========     =========

The sale of a 40-acre tract of the ranch land in 1995 and an 80-acre tract in 1996 resulted in notes receivable secured by warranty deeds to the tracts. The 1995 note bears interest at 10% per annum, is payable in monthly installments of $500 including interest, and is due to pay off in July 2009. The 1996 note bears interest at 8.6% per annum, requires quarterly installments of approximately $2,000 including interest, and is due to pay off in July 2017. These land note balances total $108,633 and $110,113 at December 31, 1999 and 1998, respectively.

In October 1996, the Company converted an account receivable from Southwest Tire Processors, Inc. (SWTP) for unpaid rent on the tire shredder to a note. This note bears interest at 1% per month and calls for monthly payments of $3,000 plus interest and is carried on the books at $209,596 at both December 31, 1999 and 1998. It is secured by a lien against the tire shredder and all of the auxiliary support equipment owned by SWTP. SWTP has not made the payments required under this note during 1999 or 1997. The Company has agreed to a reduction in the monthly payment and has, essentially, removed the due date for the maturity of the note.

See Note 9 for a discussion of related party receivables.


NOTE 4:   INVESTMENTS

The following table illustrates the current values, costs and unrealized gains and losses for the securities held.

                         December 31, 1999               December 31, 1998
                     --------------------------    ---------------------------
                               Market  Unrealized            Market Unrealized
                        Cost   Value     Gain        Cost    Value    Loss
                     -------- --------  -------    -------- ------- ---------
Marketable equity
securities available
for sale             $182,211 $270,587  $88,376    $131,660 $47,694 $(83,966)

The following is information regarding trading activity in securities. Cost is determined by actual cost on a first-in first-out basis.

                                   Proceeds                    Gains
                                  from Sales                and (Losses)
                                  ----------                 ----------
         1999                     $      -                   $       -
         1998                       164,152                      62,436


NOTE 5:   OIL AND GAS PROPERTIES

The following table presents costs of oil and gas properties at December 31, 1999 and 1998.

                                           1999           1998
                                      ------------   ------------
         Proven                       $  2,017,602   $  2,017,602
         Unproven                          448,877        418,487
                                      ------------   ------------
                                         2,466,479      2,436,089
             Accumulated depletion        (860,813)      (807,593)
                                      ------------   ------------
         Net Oil and Gas Properties   $  1,605,666   $  1,628,496
                                      ============   ============

Depletion charged against income on a per unit basis is presented below. Costs of both working and royalty interests are amortized based on equivalent barrels of oil produced during 1999 . During 1998 and prior, costs of royalty interests were amortized using the percentage method of depletion under which depletion was recorded at 22% of gross revenue.

                                          1999     1998     1997
                                         ------   ------   ------
    United States
    Working interests ($/bbl.)           $ 4.23   $13.63   $15.53
    Royalty interests
      ($/bbl. and $/$ revenue)             3.50      .22      .22
    Canadian ($/bbl. and $/$ revenue)      8.00      .22      .22
    Australian royalties
      ($/bbl. and $/$ revenue)             4.00      .22      .22

The Company has historically acquired overriding royalty interests in producing and non-producing Australian concessions as availability and negotiations provide opportunity. As an overriding royalty owner, the Company does not have standing to control development activities in these areas. No estimate can be made as to when development may begin on the Company's non-producing properties. Some concessions from prior years have not been developed and are not producing revenues. Costs of non-producing properties totaled $448,875 and $418,487 at December 31, 1999 and 1998.


NOTE 6:   PROPERTY AND EQUIPMENT

The following table presents costs of property and equipment at December 31, 1999 and 1998.

                                               1999        1998
                                         -----------   -----------
    Equipment and vehicles               $ 1,281,303   $ 2,990,976
    Well leasehold and water rights               -        200,000
    Buildings                                293,954       312,606
    Office furniture and equipment            79,023       101,431
    Land                                   1,023,251     1,063,251
         Accumulated depreciation
            and amortization                (426,836)   (1,325,475)
                                         -----------   -----------

    Net Property and Equipment           $ 2,250,695   $ 3,342,789
                                         ===========   ===========

Effective November 1, 1999, the Company sold all of its leased salt water disposal facilities in the Zapata area to the brother of the President (discussed at Note 9). The Company retained one facility which it owned, however, without a manager, the facility is not currently in operations. This sale resulted in the disposition of net assets of $759,255 in exchange for a note receivable of $225,000, resulting in a net loss of $534,255. The decision to sell came after the manager resigned and efforts to find a replacement proved fruitless. Consideration was given to simply shutting the facilities down. However, shutting down would require the incurrence of an estimated $30,000 to $40,000 per facility in well plugging and site cleanup costs.


NOTE 7:   INCOME TAXES

The domestic and foreign source components of income/(loss) before taxes are as follows:

                                           1999         1998       1997
                                      ----------     ---------  ---------
     Domestic sources                 $ (996,918)    $ 446,076  $ 639,697
     Foreign sources                      77,894        65,406     99,201
                                      ----------     ---------  ---------
                                      $ (919,024)    $ 511,482  $ 738,898
                                      ==========     =========  =========

The provisions for income tax expense/(benefit) are as follows:

                                           1999          1998       1997
                                      ----------     ---------  ---------
  Current
     Federal                          $       -      $  53,000  $  31,270
     State                                    -         13,000     10,948
     Australian                           35,116        33,000     70,896
                                      ----------     ---------  ---------
                                          35,116        99,000    113,114
                                      ----------     ---------  ---------
  Deferred
     Federal                            (356,874)      132,000    172,000
     State                               (41,051)       14,000     15,000
                                      ----------     ---------  ---------
                                        (397,925)      146,000    187,000
                                      ----------     ---------  ---------
                                      $ (362,809)    $ 245,000  $ 300,114
                                      ==========     =========  =========

The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) are as follows:

                                                1999            1998
                                             ---------       -----------
  Fixed assets                               $  30,600       $   (79,000)
  Equity investments                           141,300           130,000
  Notes receivable                             (16,400)          (17,000)
  Unrealized gains on marketable securities    (44,306)               -
  Allowance for uncollectible accounts         364,800                -
  Benefit of operating loss carry forward      192,500                -
  Tax credits                                   15,100             4,000
                                             ---------       -----------
         Net Deferred Tax Asset              $ 683,594       $    38,000
                                             =========       ===========

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

                                            1999         1998        1997
                                         --------    -----------  ----------
  Federal income taxes computed
    at statutory rate                    $(340,029)  $   174,000  $  251,226
  Foreign taxes, net of federal benefit     23,200        22,000      46,791
  State taxes, net of federal benefit      (23,939)        8,000       7,226
  Other                                    (22,041)       41,000      (5,129)
                                         ---------   -----------  ----------
    Taxes on income                      $(362,809)  $   245,000  $  300,114
                                         =========   ===========  ==========


NOTE 8:   LEASES

The Company's salt water disposal facilities are located on oil and gas leases in conjunction with surface leases for the unloading facilities. These costs are included in costs of revenues in the statement of operations. There were two noncancellable leases for salt water disposal facilities. These had required payments of $12,000 in 1999. Each of these leases had options for additional terms, which if exercised would expand the amounts reportable as noncancellable commitments.

Lease cost for the Company's offices totaled $29,175, $11,461 and $11,343 for 1999, 1998 and 1997. These lease arrangements, essentially all with related parties, did not require minimum lease payments or have fixed terms through most of 1998. However, in October 1998, when the Company moved its corporate office from Albuquerque to Sugar Land, Texas, the Company entered into a lease agreement with its President for office space over a ten-year term. The following table sets out the minimum requirements for the next five years:

              Year Ended                  Amount
              ----------                 ---------
                2000                     $  25,200
                2001                        25,200
                2002                        25,200
                2003                        25,200
                2004                        25,200
              Thereafter                   100,800
                                         ---------
         Total minimum future rentals    $ 226,800
                                         =========


NOTE 9:   TRANSACTIONS WITH RELATED PARTIES

The Company has a loan outstanding to its President of $65,000. Management believes this loan is valid and collectible.

During 1998, the Company advanced $67,750 in two transactions to its President for less than 90 days each. These amounts were repaid during the year. When the Company relocated its corporate office to Sugar Land, Texas, it entered into a ten-year lease agreement with the Company's President for office space. As part of this agreement, the Company advanced $127,428 to the President for acquisition costs. Of this amount, $30,000 was repaid in 1999 and the balance is being amortized over a ten-year lease period.

As discussed at Note 6, Horace Owens, the brother of the Company's president, purchased five of the Company's seven salt water disposal facilities (all in the Zapata area) for a $225,000 note. Subsidiaries Transcon Energy Corporation and OCR Investments, Inc. were included in the transaction along with the disposal facilities. No other bids were received prior to the sale to Mr. Owens. The note is non interest bearing and calls for 22 monthly payments of $10,000 and a final payment of $5,000. The terms of the agreement also call for the payment of two cents per barrel per month until $500,000 is paid. No value has been recorded for this contingent receivable.

In addition, as a result of the sale of the Zapata area operations, the Company transferred its half of a house in Zapata used as the area's office to the president of the Company (who owned of the other half) who is to reimburse the Company for its depreciated cost in the property.

In May 1999, the Company entered into a transaction to acquire one-half interest in another property in Colorado County Texas in conjunction with its president. The transaction called for the Company to pay $100,000 down and incur a note payable of $300,000 for its half interest. The Company's president loaned the Company $65,000 of the initial down payment. In November 1999, due to the Company's decreased operations and upcoming debt payment on this property, it was decided that the Company would back out of its interest in this property and the Company's president would assume the asset and liability. The Company was reimbursed the final piece of its cash outflow in January 2000.



NOTE 10:   STOCK TRANSACTIONS

In August 1996, the Company made an offer to exchange preferred shares for common shares on a one for ten basis. The preferred shares offered consisted of Class A and Class B. Common shares totaling 2,001,710 were exchanged for 11,586 Class A preferred shares and 188,585 Class B preferred shares. (These share amounts have not been adjusted for the effect of the 1 for 3.5 reverse split in 1997.)

Both classes of preferred stock retain the same number of voting rights as the number of common shares given up (10 votes per preferred share). The Class A preferred shares are entitled to a $.30 per share cash dividend to be paid on an annual basis. They are also convertible back into common shares after the earlier of 38 months or the Company's gross revenues being in excess of $5 million. The Class B preferred shares were entitled to a $.20 per share cash dividend to be paid on an annual basis. In addition, a 30% common stock dividend (i.e., 3 common shares per 10 shares of Class B preferred) was to be paid in the first year after issuance and 40% in the second year. Class B preferred shares were not convertible back to common shares. Dividends on both classes of preferred stock are non-cumulative. During 1998, the Board of Directors voted to eliminate the dividends on the Class B preferred stock and to allow conversion of those shares back into common on an annually limited basis. Under these new provisions, 962 Class B preferred shares were exchanged for 9,620 common shares during 1998. During 1999, 12,501 Class B preferred shares were exchanged for 125,010 common shares. After the non-conversion period expired in 1999, 2,317 Class A preferred shares were converted into 23,170 common shares.

During June 1996, the Company adopted a Dividend Reinvestment and Stock Purchase Plan. Under this plan existing stockholders are given the opportunity to use dividends or cash payments to purchase the Company's stock through the transfer agent. The minimum investment is $25 per month and the maximum investment is $5,000 per month. The Company filed a registration statement for 1,000,000 shares and has the option of issuing new shares or acquiring shares in the open market to fill purchases under the plan. During 1999 and 1998, the Company issued 14,795 and 9,509 shares for total proceeds of $61,031 and $95,385. At December 31, 1999 and 1998, 235,510 and 250,305 common shares were reserved for potential issuance under this plan.

During 1998, the Company registered a warrants offering. This offering offered shares to existing shareholders at a price determined based on the registration date of the offering. This offering resulted in the issuance of 4,856 common shares and proceeds to the Company of $57,363.

During 1999, the Company initiated an offer to buy back shares from stockholders holding less than 20 shares. This offer resulted in the Company's being able to retire 7,343 shares at a cost of $29,371 and to reduce its stockholder list by 1,789 names.


NOTE 11:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended December 31, 1999, 1998, and 1996.

                                      1999        1998        1997
                                   ---------    --------    --------
 Numerator:
   Net income/(loss)               $(556,215)   $266,482    $438,784
   Less preferred stock
   dividends                          (1,020)     (1,012)   (184,614)
                                   ---------    --------    --------
   Numerator for basic EPS          (557,235)    265,470     254,170

   Effect of dilutive
   preferred stock dividends           1,020       1,012          -
                                   ---------    --------    --------
  Numerator for diluted EPS        $(556,215)   $266,482    $254,170
                                   =========    ========    ========

 Denominator:
   Basic weighted average
    shares outstanding               627,366     591,392     552,896
   Convertible preferred
    shares (1)                            -       33,710          -
                                   ---------    --------    --------
  Denominator for diluted EPS        627,366     625,102     552,896
                                   =========    ========    ========

    Basic EPS                      $   (0.89)   $   0.45    $   0.46
    Diluted EPS                        (0.89)       0.43        0.46

(1) The equivalent common shares of convertible preferred stock of 33,311 were not included in the computation of the 1999 and 1997 denominators for diluted earnings per share due to their being antidilutive.


NOTE 12:   SHORT-TERM BORROWINGS

Short-term borrowings had the following outstanding balances at December 31, 1999 and 1998:

                                                        1999        1998
                                                     ----------  ----------
Bank line of credit, interest payable monthly
at the Bank of New Mexico, Chase Manhattan prime
plus 2%, currently 10.5%, secured by accounts
receivable.  Maturity is December 25, 1999.
Maximum amount $250,000                              $  241,200  $  171,200

Bank line of credit, interest payable monthly
at the Bank of America, bank prime plus 2%,
currently 10.5%, secured by accounts
receivable.  Maturity is December 1, 1999.
Maximum amount $25,000                                   25,000          -
                                                     ----------  ----------

    Totals                                           $  266,200  $  171,200
                                                     ==========  ==========


NOTE 13:   SEGMENT AND GEOGRAPHICAL DATA AND MAJOR CUSTOMERS

OPERATING SEGMENTS:
                                              1999        1998         1997
                                          ----------   ----------   ----------
Revenues:
   Oil field rentals and services         $  843,900   $2,139,843   $2,003,993
   Oil reclamation and other sales         1,267,524      705,624           -
   Oil and gas                               225,738      258,725      448,359

Operating profit:
   Oil field rentals and services         $  (81,379)  $  332,446   $  451,669
   Oil reclamation and other sales          (271,699)      31,331           -
   Oil and gas                               (84,083)      28,419      187,324

Long-lived asset:
   Oil field services                     $1,755,552   $3,058,178   $3,295,569
   Oil reclamation and other sales           434,521      284,610           -
   Oil and gas                             2,466,477    1,628,497    1,685,554

Additions to property:
   Oil field services                     $   59,319   $  252,343   $1,593,612
   Oil reclamation and other sales            45,563      228,803           -
   Oil and gas                                30,389        3,859       50,542

Depreciation, depletion and amortization:
   Oil field services                     $  319,990   $  378,513   $  317,187
   Oil reclamation and other sales            46,122       46,937           -
   Oil and gas                                53,220       60,917      105,711

INTERNATIONAL: The Company generates revenues in the United States, Australia, and Canada. The following is a summary of information by area.

                                             1999        1998          1997
                                          ----------   ----------   ----------
Revenues:
   United States                          $2,159,966   $2,904,189   $2,085,852
   Australia                                 172,645      195,150      366,500
   Canada                                      4,551        4,853           -
                                          ----------   ----------   ----------
       Totals                             $2,337,162   $3,104,192   $2,452,352
                                          ==========   ==========   ==========

Operating profit:
   United States                          $ (515,055)  $  324,317   $  539,792
   Australia                                  77,843       65,407       99,201
   Canada                                         51        2,472           -
                                          ----------   ----------   ----------
                                            (437,161)     392,196      638,993
Other income/(expense)                      (481,863)     119,286       99,905
                                          ----------   ----------   ----------
Income/(loss) before income taxes         $ (919,024)  $  511,482   $  738,898
                                          ==========   ==========   ==========
Identifiable assets:
   United States                          $5,144,232   $6,036,982   $5,603,047
   Australia                               1,216,428    1,248,759    1,168,805
   Canada                                     21,106       23,933       25,000
                                          ----------   ----------   ----------
                                          $6,381,766   $7,309,674   $6,796,852
                                          ==========   ==========   ==========

MAJOR CUSTOMERS: As shown in Note 3, the Company extends credit to its customers and operates with significant accounts receivable balances. Approximately 34% of the Company's trade receivables are due from TransTexas Gas Corporation at year end. This amount is net of the establishment of an allowance for uncollectible accounts as discussed at Note 2. TransTexas represents approximately 56% of oil field service revenues during 1999. The Company currently sells all of its reclaimed oil to a single entity, Superior Crude Gathering. Sales to this entity amount to 44% of total revenues and 15% of accounts receivable at year end. Mike Arnold Trucking, Inc. is the purchaser of essentially all of the Company's sand and gravel sales. These sales totaled 10% of total revenues during 1999 and Mike Arnold represented 4% of year end accounts receivable. It follows that the Company's results of operations are significantly reliant on these customers' continued ability to operate. Mitigating factors for the sales of reclaimed oil, sand and gravel sales are that other entities similar to Superior and Mike Arnold are available to purchase these products should these entities choose to discontinue their purchases.


NOTE 14:   OIL AND GAS INFORMATION  (UNAUDITED)

Reserves of oil and gas - Royalty and Working Interests

The Company's domestic working interest properties are not material to the Company's assets nor to its revenues. Domestic working interests generated approximately 1% of the Company's total oil and gas revenues and represent only $23,708 of the Company's capitalized oil and gas properties. Since these properties and their revenues are not material, Management has concluded that the Company would incur unreasonable cost and effort in order to obtain reserve analysis as is required by accounting disclosure rules for material oil and gas working interests. As a result of this conclusion, some of the information normally presented for oil and gas working interests by oil and gas producing entities has been omitted. No reserve information is presented for Australian working interests because the Company's Australian working interests are non-producing. The Company is not the operator on any of the oil and gas properties under which it owns interests.

The quantities of proved reserves of oil and gas relating to royalty and working interests are not presented because the necessary information is not reasonably available to the Company or the Company's interests are not large enough to economically obtain this information. The Company's share of oil and gas produced from these interests is presented in the following schedule:

                   Working Interests         Royalties and ORRIs
                  ------------------  -------------------------------------
                    United States      United States    Australia   Canada
                     Oil       Gas      Oil      Gas       Oil        Oil
                    (bbls.)   (mcf)   (bbls.)   (mcf)     (bbls.)    (bbls.)
                  --------- --------  -------- ------  ---------- ---------
For the year ended:
 December 31, 1999     109       -      2,046    7,733     9,565       353
 December 31, 1998     217      804     2,776   10,495    13,599       391
 December 31, 1997     566    2,158     2,571   12,616    17,485        -


Results of Operations for Producing Activities for the Year Ended December
31

                      1999                    1998                  1997
             ----------------------- ----------------------- ----------------
             United                  United                  United
             States Australia Canada States Australia Canada States Australia
             -------  ------- ------ ------- -------- ------ ------- --------

Sales of
 oil & gas   $48,542 $172,645 $4,551 $58,722 $195,150 $4,853 $81,859 $366,500

Production costs
(including
taxes)         2,894   56,542  1,673   6,669   86,811  1,313  13,185   94,692
Depletion     12,133   38,261  2,826  16,916   42,933  1,068  25,108   80,630
             ------- -------- ------ ------- -------- ------ ------- --------
  Total costs 15,027   94,803  4,499  23,585  129,744  2,381  38,293  175,322
             ------- -------- ------ ------- -------- ------ ------- --------

Results of
operations from
producing activities
(excluding corporate
overhead)    $33,515 $ 77,842 $   52 $35,137 $ 65,406 $2,472 $43,566 $191,178
             ======= ======== ====== ======= ======== ====== ======= ========

Capitalized Costs Relating to Oil and Gas Producing Activities

                                            December 31, 1999
                               ---------------------------------------------
                                           United
                                 Canada    States     Australia     Total
                               ---------  ---------  ----------  ----------
Unproved properties
 (not being amortized)         $      -   $  60,671  $  388,206  $  448,877
Proved properties
 (being amortized)                25,000    778,110   1,214,492   2,017,602
                               ---------  ---------  ----------  ----------
  Total Capitalized Costs         25,000    838,781   1,602,698   2,466,479
Accumulated Depletion             (3,894)  (374,936)   (481,983)   (860,813)
                               ---------  ---------  ----------  ----------
Net Capitalized Costs          $  21,106  $ 463,845  $1,120,715  $1,605,666
                               =========  =========  ==========  ==========

                                        December 31, 1998
                               ---------------------------------------------
                                           United
                                 Canada    States     Australia    Total
                               ---------  ---------  ----------  ----------
Unproved properties
(not being amortized)          $      -   $  55,283  $  363,204  $  418,487
Proved properties
(being amortized)                 25,000    778,110   1,214,492   2,017,602
                               ---------  ---------  ----------  ----------
  Total Capitalized Costs         25,000    833,393   1,577,696   2,436,089
Accumulated Depletion             (1,068)  (362,803)   (443,722)   (807,593)
                               ---------  ---------  ----------  ----------
Net Capitalized Costs          $  23,932  $ 470,590  $1,133,974  $1,628,496
                               =========  =========  ==========  ==========

                                            December 31, 1997
                               ---------------------------------------------
                                           United
                                 Canada    States     Australia    Total
                               ---------  ---------  ----------  ----------
Unproved properties
(not being amortized)          $      -   $  51,424  $  363,204  $  414,628
Proved properties
(being amortized)                 25,000    778,110   1,214,492   2,017,602
                               ---------  ---------  ----------  ----------
  Total Capitalized Costs         25,000    829,534   1,577,696   2,432,230
Accumulated Depletion                 -    (345,887)   (400,789)   (746,676)
                               ---------  ---------  ----------  ----------
Net Capitalized Costs          $  25,000  $ 483,647  $1,176,907  $1,685,554
                               =========  =========  ==========  ==========

Costs Incurred in Oil and Gas Property Acquisition, Exploration and
Development

                              1999               1998               1997
                      ------------------ ------------------ ------------------
                       United             United             United
                       States  Australia  States  Australia  States  Australia
                      -------- --------- -------- --------- -------- ---------
Property acquisition
costs
  Proved              $     -  $      -  $     -  $      -  $     -   $     -
  Unproved               5,388    25,000    3,859        -     5,985    44,557
Sales of properties         -         -        -         -   (18,000)       -
Exploration costs           -         -        -         -        -         -
Development costs           -         -        -         -        -         -
                      -------- --------- -------- --------- --------  --------
                      $  5,388 $  25,000 $  3,859 $      -  $(12,015) $ 44,557
                      ======== ========= ======== ========= ========  ========

In addition to the 1997 acquisition costs presented above, the Company spent $25,000 purchasing royalty interests in two proved properties in Canada. Property acquisition costs are negative in 1997 due to the sale of one lease. The sales price is reported as a reduction in the cost pool in accordance with full cost accounting rules described at Note 1 to the financial statements.


NOTE 15:   SUBSEQUENT EVENTS

During November, the Company entered into a letter of intent to acquire Whitemark Homes, Inc. of Orlando, Florida in a stock for stock transaction. Agreements to consummate this transaction have not been completed. However, negotiations to accomplish finalize the terms of the agreements are in progress. Financial information regarding Whitemark Homes will be provided at such time as agreements have been finalized. Whitemark Homes had total assets at December 31, 1999 of approximately $10,000,000, revenues for 1999 of approximately $15,000,000, and net income of approximately $800,000.

During the first quarter of 2000, the Company was selling large portions of its shares in Black Giant Oil Company. These sales have generated cash flow of approximately $1,100,000 to the Company with resulting taxable capital gains of approximate the same amount. The tax benefits from net operating losses carried forward and the actual loss on the write off of the receivable from TransTexas (determined by the final terms of its bankruptcy reorganization plan in March 2000) should offset some of the tax impact of the gains from selling this investment.