Form 10-Q
period 2000-03-31
GOLDEN TRIANGLE INDUSTRIES INC/
filed 2000-05-22
CIK 42284

------------------------------------------------------------------------------

                            FORM 10-Q

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly Period Ended MARCH 31, 2000

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


There were 767,897 Shares, Common Stock, $.001 Par Value March 31, 2000

                                INDEX

                                                                    Page
  Part I.   Financial Information

    Item 1.   Financial Statements .  .  .  .  .  .  .  .  .  .       3

    Item 2.   Management's Discussion and Analysis   .  .  .  .      12


  Part II:  Other information


    Item 6:   Exhibits and Reports on Form 8-K  .  .  .  .  .  .     14


  Signatures   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                   GOLDEN TRIANGLE INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS

                                                   March 31       December 31
                                                     2000            1999
                                                   ----------     ----------
                                                  (Unaudited)
                                ASSETS
CURRENT ASSETS
   Cash                                            $1,138,529     $   66,199
   Accounts receivable - trade                        440,848        380,928
   Accounts receivable - other                         10,060         10,060
   Amounts receivable - related parties                63,051        213,636
   Inventory                                          217,560        238,930
   Marketable securities                               63,975        270,587
   Deferred income taxes                              160,800        557,288
   Prepaid expenses                                    22,000         15,000
                                                   ----------     ----------
      Total Current Assets                          2,116,823      1,752,628
                                                   ----------     ----------

PROPERTY AND EQUIPMENT                              5,179,538      5,144,010
   Accumulated depreciation, depletion
     and amortization                              (1,356,706)    (1,287,649)
                                                   ----------     ----------
      Net Property and Equipment                    3,822,832      3,856,361
                                                   ----------     ----------

OTHER ASSETS
   Notes receivable - long term                       328,024        328,024
   Accounts receivable  - related parties             368,212        302,295
   Deferred income tax assets                         251,200        126,306
   Other                                               17,708         16,152
                                                   ----------     ----------
      Total Other Assets                              965,144        772,777
                                                   ----------     ----------

TOTAL ASSETS                                       $6,904,799     $6,381,766
                                                   ==========     ==========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                $    5,644      $  67,827
   Accrued expenses                                    10,793         11,050
   Line of credit                                           -        266,200
                                                   ----------     ----------
         Total Current Liabilities                     16,437        345,077
                                                   ----------     ----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value (1,000,000
      shares authorized)
      Class A (622 &1,057 outstanding)                     62            106
      Class B (40,440 and 40,432 outstanding)           4,043          4,044
   Common stock, $.001 par value (100,000,000
      shares authorized; 767,897 and 761,030
      outstanding)                                        768            761
   Additional paid-in capital                       7,557,429      7,547,562
   Unrealized (loss) on marketable securities          (3,122)        55,676
   Accumulated deficit                               (670,818)    (1,571,460)
                                                   ----------     ----------
      Total Stockholders' Equity                    6,888,362      6,036,689
                                                   ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $6,904,799     $6,381,766
                                                   ==========     ==========

See accompanying selected information.
                                    3

                     GOLDEN TRIANGLE INDUSTRIES, INC.
                    CONSOLIDATED INCOME STATEMENTS
                             (Unaudited)

                                                        Three Months Ended
                                                            March 31
                                                   -------------------------

                                                       2000           1999
                                                   ----------     ----------
OPERATING REVENUES
   Disposal and service fees                       $  105,253      $ 186,000
   Oil reclamation, sand and water sales              181,392        178,417
   Oil and gas production                              82,845         50,349
   Gain on sale of operating assets                         -         16,500
   Miscellaneous                                           58            150
                                                   ----------     ----------
      Total Operating Revenues                        369,548        431,416

COST OF REVENUES                                      264,527        311,806
                                                   ----------     ----------

GROSS PROFIT                                          105,021        119,610

SELLING AND ADMINISTRATIVE  EXPENSES                  197,903        375,875
                                                   ----------     ----------

INCOME/(LOSS) FROM OPERATIONS                         (92,882)      (256,265)

OTHER INCOME/(EXPENSES)
   Interest and dividend income                         6,631          3,422
   Interest expense                                    (6,492)        (5,602)
   Transfer fees                                        1,435          2,175
   Gain/(loss) on sale of assets                    1,317,753              -
                                                   ----------     ----------

INCOME/(LOSS) BEFORE INCOME TAXES                   1,226,445       (256,270)

   Income tax benefit/(expense)                       325,803          1,358
                                                   ----------     ----------

NET INCOME/(LOSS)                                     900,642       (254,912)


Other comprehensive income, net of tax:
   Unrealized gains/(losses) on securities            (58,797)        (4,389)
                                                   ----------     ----------

COMPREHENSIVE INCOME                               $  841,845      $(259,301)
                                                   ==========     ==========

Basic Earnings per Common Share                    $     1.18      $   (0.42)
Diluted Earnings per Common Share                        1.12          (0.42)

See accompanying selected information.
                                    4

                     GOLDEN TRIANGLE INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             Increase/(Decrease) in Cash and Cash Equivalents
                               (Unaudited)


                                                 Three Months Ended March 31
                                                       2000           1999
                                                   ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income/(loss)                               $  900,642     $ (254,912)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation, depletion and amortization         69,576        120,196
      (Gain) on sale of assets and securities      (1,317,753)       (16,500)
      Allowance for bad debts adjustment                    -        115,257
   Receivables                                        (59,920)      (132,882)
   Inventory                                           21,370        (22,777)
   Amounts due from/to related parties                      -         (6,849)
   Other assets                                        (9,100)       (21,000)
   Accounts payable                                   (62,440)        51,232
   Accrued and deferred taxes                         316,000        (18,107)
                                                   ----------     ----------

NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES     (141,625)      (186,342)
                                                   ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                 (35,529)       (52,351)
   Purchase of marketable securities                   15,079        (11,203)
   Investment in subsidiaries                               -         (2,112)
   Proceeds from sale of assets                     1,406,082         16,500
                                                   ----------     ----------

NET CASH USED IN INVESTING ACTIVITIES               1,385,632        (49,166)
                                                   ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing stock                          9,855          9,457
   Loan to related parties                                  -         (8,347)
   Repayment from related parties                      84,668         26,699
   Borrowing under line of credit                           -         70,000
   Repayments on line of credit                      (266,200)             -
                                                   ----------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES            (171,677)        97,809
                                                   ----------     ----------

   Increase/(Decrease) in Cash                      1,072,330       (137,699)

Cash at Beginning of Year                              66,199        160,204
                                                   ----------     ----------

   CASH AT END OF PERIOD                          $ 1,138,529     $   22,505
                                                   ==========     ==========


Supplemental Disclosures - Non-cash Investing and Financing Transactions

   Cash paid for interest                         $     6,492     $    5,602
   Cash paid for income taxes                               -              -



See accompanying selected information.
                                    5

                     GOLDEN TRIANGLE INDUSTRIES, INC.
        SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
                              March 31, 2000


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


NOTE 2:   SALE OF MARKETABLE SECURITIES

During the first quarter of 2000, the Company sold all of its holdings in Broadband Wireless Communications, Inc. (formerly known as Black Giant Oil Company). These holdings were acquired during the early 1980's prior to a period of dormancy. A group took control of the dormant entity during 1999 and began the combination of several communications entities under the Broadband name. The Company took the opportunity during the first quarter to convert its holdings to cash as indicated in the Statements of Operations and Cash Flows.

The Company also sold approximately 60% of its holdings in Clearworks.net, Inc. during the first quarter.


NOTE 3:   STOCK TRANSACTIONS

The Company has issued 2,449 common shares under its Dividend Reinvestment Plan during 2000 for proceeds of $9,855.

The Company has also accepted the conversion of 435 shares of Class A and 8 shares of Class B preferred into 4,430 common shares on the basis of ten common shares for each preferred share tendered.


NOTE 4:   COMPREHENSIVE INCOME

Other comprehensive income is comprised of unrealized gains/losses on marketable securities and dividends paid. Changes in unrealized gains/losses on marketable securities for 1999 are as follows:

    Balance at December 31, 1998                    $   55,676
    Change during 1999                                 (58,797)
                                                    ----------
    Current balance                                 $   (3,121)
                                                    ==========

NOTE 5:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the three months ended March 31 as indicated.

                                                         Three Months
                                                     2000           1999
                                                   ----------     ----------
Numerator:
 Net income                                        $  900,642     $ (254,912)
   Less preferred stock dividends                          -              -
                                                   ----------     ----------
 Numerator for basic EPS                              900,642       (254,912)
   Effect of dilutive preferred stock dividends            -              -
                                                   ----------     ----------
 Numerator for diluted EPS                         $  900,642     $ (254,912)
                                                   ==========     ==========
Denominator:
   Basic weighted average shares
      outstanding                                     764,504        606,389
   Convertible preferred shares (1)                    41 054              -
                                                   ----------     ----------
   Denominator for diluted EPS                        805,558        606,389
                                                   ===========    ==========

Basic EPS                                          $     1.18     $    (0.42)
Diluted EPS                                              1.12          (0.42)

(1) Convertible preferred shares of 60,152 were determined to be anti-dilutive during 1999, respectively.


NOTE 6:   SEGMENT AND GEOGRAPHICAL DATA

                                                Three Months Ended March 31,
Segment Data:                                        2000            1999
                                                   ----------     ----------
 Revenues:
      Oil field services                           $  105,253     $  186,000
      Oil reclamation and other sales                 181,392        178,417
      Oil and gas                                      82,845         50,349
      Other                                                58         16,650
                                                   ----------     ----------
      Totals                                       $  369,548     $  431,416
                                                   ==========     ==========
 Operating profit:
      Oil field rentals and services               $ (120,831)    $ (317,483)
      Oil reclamation and other sales                   4,449         45,181
      Oil and gas                                      23,442           (613)
      Other                                                58         16,650
                                                   ----------     ----------
      Totals                                          (92,882)      (256,265)
 Other income and expense                           1,319,327             (5)
                                                   ----------     ----------
   Income before income taxes                      $1,226,445     $ (256,270)
                                                   ==========     ==========
                                    7

                                                Three Months Ended March 31,
Geographical Data:                                    2000           1999
                                                   ----------     ----------
 Revenues:
   United States                                   $  320,831     $  394,725
   Australia                                           48,717         36,691
   Canada                                                   -              -
                                                   ----------     ----------

      Totals                                       $  369,548     $  431,416
                                                   ==========     ==========

 Operating profit:
   United States                                   $ (105,959)    $ (279,738)
   Australia                                           13,077         23,473
   Canada                                                   -              -
                                                   ----------     ----------

      Totals                                          (92,882)      (256,265)
 Other income and expense                           1,319,327             (5)
                                                   ----------     ----------

   Income before income taxes                      $1,226,445     $ (256,270)
                                                   ==========     ==========


NOTE 7:   SUBSEQUENT EVENTS

During May 2000, the Company finalized an agreement, subject to the approval of the Company's stockholders, calling for the simultaneous acquisition of Whitemark Homes, Inc. through the issuance of common shares and the exchange of most of the Company's current assets for the preferred shares held by the Company's current President. This transaction, once approved, will move the Company out of its association with the oil and gas industry into the business of land development through new home construction. This transaction will be treated as a purchase for accounting purposes. However, due to the retention of significant control by the current owners of Whitemark, the assets and liabilities acquired by the Company will not be adjusted to current fair values.

PRO FORMA FINANCIAL DATA REGARDING ACQUISITION OF WHITEMARK HOMES, INC.

The following tables set forth summarized historical financial statements as of December 31, 1999, adjustments to reflect the effects of the proposed acquisition of Whitemark Homes and exchange of assets to Kenneth Owens. Pro forma adjustments include the removal of the Company's oil and gas properties, the Altair property, and all of the Company's oil and gas service business. Adjustments also include estimated income tax adjustments to reflect estimated income taxes on Whitemark Homes' earnings and anticipated reduced benefit from tax loss carry-forwards due the change in control.

                           Pro Forma Balance Sheets
                           As of December 31, 1999

                                   Historical           Pro Forma    Pro Forma
                                GTII       Whitemark   Adjustments   Combined
                            -----------  -----------  -----------  -----------
                                    ASSETS
CURRENT ASSETS:
Cash                        $    66,199  $   181,187  $        -   $   247,386
Marketable securities           270,587           -            -       270,587
Accounts & notes receivable   1,376,824      182,820   (1,372,800)     186,844
Allowance for uncollectible
    accounts                   (985,836)          -       985,836           -
Inventories                     238,930    7,696,360     (238,930)   7,696,360
Related party receivables       213,636           -      (213,636)         -
Other current assets            572,288      393,691           -       965,979
                            -----------  -----------  -----------  -----------
Total Current Assets          1,752,628    8,454,058     (839,530)   9,367,156
                            -----------  -----------  -----------  -----------
FIXED ASSETS:
Property & equipment          2,677,531       60,682   (2,482,548)     255,665
Oil & Gas properties          2,466,479           -    (2,466,479)          -
Accumulated depreciation &
    depletion                (1,287,649)     (26,853)   1,286,284      (28,218)
                            -----------  -----------  -----------  -----------
Net Fixed Assets              3,856,361       33,829   (3,662,743)     227,447
                            -----------  -----------  -----------  -----------
OTHER ASSETS:
Related party receivables       302,295           -      (302,295)          -
Accounts & notes receivable-
   Long-term                    328,024           -      (196,814)     131,210
Other assets                    142,458           -       (16,152)     126,306
                            -----------  -----------  -----------  -----------
Total Other Assets              772,777           -      (515,261)     257,516
                            -----------  -----------  -----------  -----------

TOTAL ASSETS                $ 6,381,766  $ 8,487,887  $(5,017,534) $ 9,852,119
                            ===========  ===========  ===========  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts & notes payable    $   334,027  $ 7,598,428  $  (334,027) $ 7,598,428
Other current liabilities        11,050      226,977           -       238,027
Related party debt                   -        37,975           -        37,975
                            -----------  -----------  -----------  -----------
Total Current Liabilities       345,077    7,863,380     (334,027)   7,874,430
                            -----------  -----------  -----------  -----------
STOCKHOLDERS' EQUITY:
Preferred stock:
Class A                             106           -            -           106
Class B                           4,044           -        (3,992)          52
Common stock                        761          100          434        1,295
Other stockholders' equity    7,603,238       99,684   (4,155,226)   3,547,696
Retained earnings            (1,571,460)     524,723     (524,723)  (1,571,460)
                            -----------  -----------  -----------  -----------
Total Stockholders' Equity    6,036,689      624,507   (4,683,507)   1,977,689
                            -----------  -----------  -----------  -----------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY        $ 6,381,766  $ 8,487,887  $(5,017,534) $ 9,852,119
                            ===========  ===========  ===========  ===========

                         Pro Forma Income Statements
                     For the Year Ended December 31, 1999

                                   Historical          Pro Forma    Pro Forma
                                GTII      Whitemark   Adjustments   Combined
                            -----------  -----------  -----------  -----------
Net sales & revenue         $ 2,337,162  $13,395,922  $(2,337,162) $13,395,922
Cost of goods sold            1,757,934   11,070,753   (1,757,934)  11,070,753
                            -----------  -----------  -----------  -----------
Gross profit                    579,228    2,325,169     (579,228)   2,325,169

Selling, general &
administrative expenses       1,016,389    1,355,793   (1,016,389)   1,355,793
                            -----------  -----------  -----------  -----------
Income/(loss) from
    operations                 (437,161)     969,376      437,161      969,376

Other income/(expense)         (481,863)    (568,246)     502,465     (547,644)
                            -----------  -----------  -----------  -----------
Income/(loss) before
    income taxes               (919,024)     401,130      939,626      421,732
Income tax expense/(benefit)   (362,809)          -       527,383      164,574
                            -----------  -----------  -----------  -----------

Net income/loss             $  (556,215) $   401,130  $   412,243  $   257,158
                            ===========  ===========  ===========  ===========
Earnings per share:
   Basic                    $     (0.89) $  4,011.30               $      0.22
   Diluted                        (0.89)    4,011.30                      0.22

Weighted average shares
   outstanding:
   Basic                        627,366          100                 1,161,126
   Diluted                      627,366          100                 1,161,126

                        Pro Forma Income Statement
                    Three Months Ended March 31, 2000

                                   Historical          Pro Forma    Pro Forma
                                GTII      Whitemark   Adjustments   Combined
                            -----------  ----------   -----------   ----------
Net sales & revenue         $   369,548  $2,962,814   $  (369,548)  $2,962,814
Cost of goods sold              264,527   2,492,819      (264,527)   2,492,819
                            -----------  ----------   -----------   ----------
Gross profit                    105,021     469,995      (105,021)     469,995

Selling, general &
  administrative expenses       197,903     255,056      (197,903)     255,056
                            -----------  ----------   -----------   ----------
Income from operations          (92,882)    214,939        92,882      214,939

Other income and expenses     1,319,327    (114,538)   (1,319,327)    (114,538)
                            -----------  ----------   -----------   ----------
Income/(loss) before
  income taxes                1,226,445     100,401    (1,226,445)     100,401
Income tax expense              325,803          -       (359,939)     (34,136)
                            -----------  ----------   -----------   ----------
Net income                  $   900,642  $  100,401   $  (866,506)  $  134,537
                            ===========  ==========   ===========   ==========

Earnings per share:
  Basic                     $      1.18  $ 1,004.01                 $     0.10
  Diluted                          1.18    1,004.01                       0.10

Weighted average shares
outstanding:
  Basic                         764,504         100                  1,298,264
  Diluted                       764,504         100                  1,298,264

Note 1: Adjustments as noted above include the removal of assets and business activities being exchanged with Kenneth Owens for his preferred stock. These business activities consist of the Company's oil and gas services, oil and gas producing properties, and the Altair property which contains the sand and gravel sales. The following unaudited financial statements for these activities were extracted from the financial statements of the Company as of the dates indicated.

Note 2: The financial statements of the Whitemark Homes Group did not include a provision for income taxes due to the nature and makeup of the entities that are to be combined into Whitemark Homes, Inc. prior to this acquisition. Adjustments include the estimation of income tax at corporate rates on the net income reported in the underlying financial statements.

Item 2:  Management's Discussion and Analysis of Financial Condition and
		 Results of Operations.

During the first quarter of 2000, the Company sold all of its holdings in Broadband Wireless Communications, Inc. (formerly known as Black Giant Oil Company) and approximately 60% of its holdings in Clearworks.net, Inc.
The Broadband holdings were acquired during the early 1980's prior to a period of dormancy. A group took control of the dormant entity during 1999 and began the combination of several wireless communications entities under the Broadband entity. Clearworks.net's share price showed quite favorable appreciation also. The Company took the opportunity during the first quarter to convert its holdings to cash as indicated in the Statements of Operations and Cash Flows.

Other operations of the Company compare fairly similarly with the first quarter of 1999. Oil and gas revenues increased with price improvements while oil field services were reduced due to the sale of the salt water disposal operations around Zapata, Texas during the third quarter of 1999.

The most significant occurrence for the Company was finalized in May 2000 as discussed in the notes to the financial statements and below.


LIQUIDITY AND CAPITAL RESOURCES

Management has reported total assets of $6,904,799 at March 31, 2000, an increase of $523,033 from the $6,381,766 total at December 31, 1999. This increase is due to the cash generated from the sales of securities mentioned above. The gain in cash was offset to a large extent by an decrease in deferred income taxes being utilized to offset the capital gains from those securities sales. As indicated by the Statement of Cash Flows, these securities sales generated $1,406,082 in cash while utilization of the net operating loss carry-forward and recognition of tax benefits due to the settlement of TransTexas Gas Corporation's bankruptcy and saved the Company from having to pay taxes on this gain.

Total current assets were also up when comparing March 31, 2000 to both December 31, 1999 and March 31, 1999. Current assets increased mostly because of the cash flow from the securities sales. Current liabilities were down significantly when comparing the current balances to the balances at both December 31, 1999 and March 31, 1999 because readily available cash was used to pay of the $266,200 outstanding balances under the lines of credit.

Historically, the Company's oil field services revenues have been derived largely from only a few customers. During the first quarter of 2000, business with TransTexas represented 28% of operating revenues. Superior Crude Gathering Corp. purchases all of the Company's reclaimed oil. This represented 40% of operating revenues while sand and gravel sales (all made to Mike Arnold Trucking, Inc.) represented 9% of operation revenues.

RESULTS OF OPERATIONS

The Company's financial statements present total operating revenues of $369,548 for the first quarter of 2000, which is a decrease of $61,868 from the first quarter of 1999. This decrease is primarily attributable to the removal of the South Texas salt water disposal operations. Oil and gas revenues increased in the first quarter with improvement in prices.

Costs of revenues decreased when comparing the first quarter of 2000 to the first quarter of 1999 primarily due to reduced lease costs and depreciation. These decreases, once again, were costs associated with the South Texas operations.

Selling and Administrative Expenses consists of personnel, advertising, professional fees, taxes, and other corporate overhead expenses. In 1999, these costs also include the valuation allowance of $115,257 recorded against the Company's receivables from TransTexas. During the first quarter of 2000, these costs declined $62,715 from the first quarter of 1999 (after removing the valuation allowance from 1999). This decline in costs reflects lower overhead due to the elimination of the office in Zapata, Texas along with other cost savings as management continued its efforts to eliminate nonessential expenses.

As mentioned above, the Company was able to take very good advantage of the stock market performance of two stocks holdings. Both of these holdings had significantly low cost bases. However, net operating losses
offset a portion of the gain.   Another tax benefit, while not good for
the Company's cash flow, resulted from the settlement of TransTexas Gas Corporation's bankruptcy. Without getting highly technical, the valuation allowance was previously not deductible for tax purposes. However, the settlement resulted in the Company owning stock in TransTexas that is currently worth significantly less than the outstanding receivables that were erased. With the reduction in value being converted to a known amount, the loss becomes deductible for tax purposes, at an opportune time for the Company.

The Company showed a $1.18 per common share profit the first 2000 quarter compared to a $0.42 per share loss for 1999. This is the net result after recognizing the a benefit from the reversal of deferred income taxes during the current quarter as discussed above. The write-down on receivables (net of tax effects) represented $0.13 of the loss in 1999.

Cash flows from operations shows another decline during the first quarter of 2000 from those of 1999. However, the change in deferred taxes shown as part of operations is actually related largely to the offset created from the gains from the sales of the securities. The most significant other cash flow event was the repayment of the balances lines of credit which have accumulated over the past two years.

ACQUISITION AND DISPOSITION AGREEMENTS

In May 2000, the Company finalized an agreement to simultaneously acquire Whitemark Homes, Inc. in a stock for stock transaction while exchanging assets which have created auditing problems for the Company for preferred stock held by the Company's President. The agreement calls for the issuance of stock to Larry White of Whitemark and the relinquishment of stock by the Company's President, Kenneth Owens. These stock transactions will cause a change in control of the Company as Kenneth Owens has agreed to resign his position. It is expected that Larry White will be elected President. The notes to the financial statements contain pro forma financial statements regarding these simultaneous transactions. In addition, the Company is preparing a Form 8-K which will contain other required disclosures and audited financial statements of the Whitemark Homes Group.

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


                                GOLDEN TRIANGLE INDUSTRIES, INC.


May 22, 2000                           /s/ Shawna Owens
                                       Shawna Owens, Treasurer


May 22, 2000                           /s/ Robert B. Early
                                       Robert B. Early, Chief Financial Officer