Form 10-Q
period 2000-06-30
GOLDEN TRIANGLE INDUSTRIES INC/
filed 2000-08-21
CIK 42284

------------------------------------------------------------------------------

                            FORM 10-Q

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly Period Ended JUNE 30, 2000

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from                to               .


                    Commission File No. 0-8301


                 GOLDEN TRIANGLE INDUSTRIES, INC.
      (Exact Name of Registrant as Specified in its Charter)



      State of Colorado                                   25-1302097
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                        Identification #)


                          259 Plaza Drive, Suite D
                             Oviedo, FL  32765
                  (Address of Principal Executive Offices)

           (formerly 6314 Aspen Cove Court Sugar Land, TX 77479)


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


      There were 7,111,706 shares of Common Stock, $.001 Par Value at
        June 30, 2000 after adjustment for announced 2 for 1 split.

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

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                   GOLDEN TRIANGLE INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS

                                                   June 30,      December 31,
                                                     2000            1999
                                                  -----------    -----------
                                                  (Unaudited)
                                ASSETS

CURRENT ASSETS
  Cash                                            $   522,497    $    66,199
  Accounts receivable                                 454,545        604,624
  Inventory-land and homes                          8,123,243             -
  Inventory-sand & gravel and oil                          -         238,930
  Marketable securities                                    -         270,587
  Deferred income taxes                 `                  -         557,288
  Prepaid expenses                                    368,951         15,000
                                                  -----------    -----------
     Total Current Assets                           9,469,236      1,752,628
                                                  -----------    -----------

PROPERTY AND EQUIPMENT                                252,164      5,144,010
  Accumulated depreciation, depletion
    and amortization                                  (26,853)    (1,287,649)
                                                  -----------    -----------
    Net Property and Equipment                        225,311      3,856,361
                                                  -----------    -----------

OTHER ASSETS
  Deferred income tax assets                               -         126,306
  Investment - at equity                            1,234,939             -
  Other                                                87,508        646,471
                                                  -----------    -----------
    Total Other Assets                              1,322,447        772,777
                                                  -----------    -----------

TOTAL ASSETS                                      $11,016,994    $ 6,381,766
                                                  ===========    ===========


    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $   667,501    $    67,827
  Accrued expenses                                    246,380         11,050
  Short term notes and lines of credit              7,315,214        266,200
  Loans from stockholders                             140,976             -
                                                  -----------    -----------
    Total Current Liabilities                       8,370,071        345,077
                                                  -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (1,000,000
  shares authorized)
    Class A (1,154 and 2,114 outstanding)                 115            211
    Class B (1,032 and 80,864 outstanding)                103          8,086
Common stock, $.001 par value (100,000,000 shares
  authorized; 7,110,706 and 1,522,060 outstanding)      7,111          1,522
  Additional paid-in capital                        3,193,453      7,542,654
  Unrealized (loss) on marketable securities               -          55,676
  Accumulated deficit                                (553,859)    (1,571,460)
                                                  -----------    -----------
    Total Stockholders' Equity                      2,646,923      6,036,689
                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $11,016,994    $ 6,381,766
                                                  ===========    ===========

See accompanying selected information.
                                    3

                     GOLDEN TRIANGLE INDUSTRIES, INC.
                    CONSOLIDATED INCOME STATEMENTS
                             (Unaudited)

                                     Three Months             Six Months
                                   2000        1999        2000       1999
                                ----------  ----------  ----------  ----------

OPERATING REVENUES              $3,731,956  $       -   $3,731,956  $       -

COST OF REVENUES                 2,942,345          -    2,942,345          -
                                ----------  ----------  ----------  ----------
GROSS PROFIT                       789,611          -      789,611          -

SELLING AND ADMINISTRATIVE
    EXPENSES                       357,906          -      366,602          -
                                ----------  ----------  ----------  ----------
INCOME FROM OPERATIONS             431,705          -      423,009          -

OTHER INCOME/(EXPENSES)
  Interest expense                (146,561)         -     (146,561)         -
  Transfer fees                      1,488       2,148       2,923       4,323
  Equity in loss of investee       (52,309)         -      (52,309)         -
                                ----------  ----------  ----------  ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES              234,323       2,148     227,062       4,323

  Income tax expense               117,364          -      114,677          -
                                ----------  ----------  ----------  ----------
NET INCOME FROM CONTINUING
  OPERATIONS                       116,959       2,148     112,385       4,323

 Income/(loss) from discontinued
  operations (net of income tax
  effects)                              -     (130,049)    905,216    (387,136)
                                ----------  ----------  ----------  ----------
NET INCOME/(LOSS)                  116,959    (127,901)  1,017,601    (382,813)

Other comprehensive income, net
  of tax effects
  Unrealized gains/(losses)
    on securities                       -       (2,904)         -       (7,293)
                                ----------  ----------  ----------  ----------
COMPREHENSIVE INCOME            $  116,959  $ (130,805) $1,017,601  $ (390,106)
                                ==========  ==========  ==========  ==========

Earnings per Common Share
  Income from continuing
    operations                  $     0.07  $     0.00  $     0.07  $     0.00
  Net Income                          0.07       (0.10)       0.63       (0.31)

Earnings per Common Share -
  Assuming Dilution
    Income from continuing
      operations                $     0.07  $     0.00  $     0.07  $     0.00
    Net income                        0.07       (0.10)       0.62       (0.31)


See accompanying selected information.
                                    4

                     GOLDEN TRIANGLE INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             Increase/(Decrease) in Cash and Cash Equivalents
                               (Unaudited)


                                                   Six Months Ended June 30,
                                                     2000           1999
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                               $ 1,017,601    $  (382,813)
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation, depletion and amortization           69,576        237,341
    (Gain) on sale of assets and securities        (1,317,753)       (16,500)
    Allowance for bad debts adjustment                     -         115,257
    Equity in loss of investee                         52,309             -
  Receivables                                        (163,891)      (138,385)
  Inventory                                           491,581        (42,702)
  Prepaid expenses                                    (72,679)
  Amounts due from/to related parties                      -              -
  Other assets                                         14,264             -
  Accounts payable and accrued expenses              (304,606)        68,419
  Accrued and deferred taxes                          418,912        (31,046)
                                                  -----------    -----------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES      205,314       (190,429)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                 (227,011)      (481,648)
  Purchase of marketable securities                    15,079        (11,203)
  Investment in subsidiaries                               -          (2,112)
  Proceeds from sale of securities                  1,406,082         16,500
  Cash from Whitemark Homes, Inc. acquisition         241,315             -
  Cash to discontinued operations                  (1,131,693)            -
                                                  -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                 303,772       (478,463)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuing stock                          22,709         35,523
  Loan (to) related parties                            (1,976)        (8,347)
  Loan from related parties                           123,000         70,395
  Repayment from related parties                       84,668         27,397
  Short term borrowings                               (14,989)            -
  Borrowing under line of credit                           -          95,000
  Repayments on line of credit                       (266,200)            -
  Proceeds from long-term debt                             -         300,000
                                                  -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             (52,788)       519,698
                                                  -----------    -----------
  Increase/(Decrease) in Cash                         456,298       (148,924)

Cash at Beginning of Year                              66,199        160,204
                                                  -----------    -----------
  CASH AT END OF PERIOD                           $   522,497    $    11,280
                                                  ===========    ===========

Supplemental Disclosures - Non-cash Investing and Financing Transactions

  Cash paid for interest                          $     6,492    $    11,986
  Cash paid for income taxes                               -              -



See accompanying selected information.
                                    5

                     GOLDEN TRIANGLE INDUSTRIES, INC.
        SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
  June  30, 2000


NOTE 1:   BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the accounts of Golden Triangle Industries, Inc. and all subsidiaries in which a controlling interest is held (the ACompany@). The Company=s investments in entities in which a significant, but less than controlling, interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-01 of Regulation S-X by management. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the December 31, 1999 audited financial statements in the Company's Annual Report on Form 10-K for the year then ended. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying consolidated condensed financial statements have been made. Certain prior year amounts in the financial statements have been reclassified to conform with the current period presentation.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

SIGNIFICANT TRANSACTIONS

Acquisition of Whitemark Homes, Inc.

Effective April 1, 2000, the Company acquired Whitemark Homes Inc. in a transaction in which Whitemark Homes' stockholders received a total of 2,783,760 shares of the Company's common stock. Whitemark Homes is a real estate residential developer and homebuilder, with operations in Orlando and the central Florida area. Whitemark Homes had total revenues of $13.4 million and net income of $.4 million in 1999, and delivered 134 homes during that year.

The acquisition was accounted for using the purchase method of accounting. In connection with the transaction, the Company acquired assets with a fair value of $35 million and assumed liabilities with a fair value of $7 million. However, due to the change in control of the Company and the significant interest in these asets retained by the owners of Whitemark Homes, these assets were recorded on the Company's books at cost rather than fair value. Revenues and net earnings on an unaudited pro forma basis were $6,694,770 and $265,094, respectively, for the six months ended June 30, 2000 and $5,434,200 and $92,455, respectively, for the six months ended June 30, 1999. The pro forma information indicates the activities of the Company as though significant transactions had occurred at the beginning of 1999. They give effect to actual operating results prior to the acquisition, adjusted for the pro forma effect of interest expense, and certain other adjustments, together with their related income tax effect. The pro forma information does not purport to be indicative of the results of operations which would have actually been reported had the acquisition occurred on January 1, 1999.

Disposition of Oil and Gas, Salt Water Disposal, Sand and Gravel Businesses and Other Activities

Simultaneously with the acquisition of Whitemark Homes, the Company entered into an exchange with Kenneth Owens, its President for all of his 39,916 shares (399,160 common shares equivalent) of Series B Preferred stock. All of the oil and gas, the remaining salt water disposal, and all of the sand and gravel assets along with the Altair property were transferred to Mr. Owens with the County Line SWD, Inc. and Jim Wells SWD, Inc. subsidiaries. The remaining financial assets, cash, marketable securities, receivables, office fixed assets, and administrative accounts payable were transferred to a newly created subisidiary, Golden Square Industries, Inc. of which Mr. Owens received 60% ownership and the Company retained 40%.


Business Segments

Following the significant transactions of the second quarter of 2000, the Company has three business segments: Homebuilding, Financial Services and Other Assets.

Homebuilding operations include the sale and construction of single-family attached and detached homes in the Orlando, Florida area by Whitemark Homes,
Inc.   These activities also include the purchase, development, and sale of residential land by the Company. Sales of the Company=s homes are generally made pursuant to a standard contract which requires a down payment of up to 10% of the sales price. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period, typically four to six weeks. The Company reports an undelivered home sale as part of its backlog upon execution of the sales contracts and receipt of the down payment. Revenue is recognized only upon the closing and delivery of a home. The Company estimates that the average period between the execution of a purchase agreement for a home and delivery is approximately six months. The Company's backlog at June 30, 2000 and 1999 was $7,400,000 (74 units) and $11,800,000 (118 units), respectively.

Financial Services activities are conducted primarily through Home Funding Corp. which provides mortgage financing, title insurance, and closing services for Whitemark Homes' homebuyers. The Financial Services Division packages and resells residential mortgage loans and performs mortgage loan servicing activities.

Other assets consists primarily of the Company's equity in its 40% of Golden Square Industries, Inc. which is carried on the equity basis. This subsidiary's primary assets are marketable securities, real estate and cash as presented in the following summarized financial statements.

                          Summarized Balance sheet
    Cash and cash equivalents         $ 540,703
    Marketable securities (net)         270,422
    Accounts receivable               1,718,397
    Fixed assets                        591,793

    Accounts and accrued payables       (33,967)
                                      ---------
      Net Equity                    $ 3,087,348
                                      ==========

Significant Accounting Policies

Land and Home Inventory -- Land and home inventory is stated at the lower of cost or market value, with cost determined using the specific identification method. Costs include land purchases, direct project development costs, direct home construction costs, and indirect development and construction costs. Indirect costs are allocated to each residential property based on relative sales value of the home and lot. Direct costs include construction period interest.

Equity method in vestees -- The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities.

Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

As noted above, the marketable securities were transferred to Golden Square effective April 1, 2000.


NOTE 3:   STOCK TRANSACTIONS

The Company has issued 3,746 common shares under its Dividend Reinvestment Plan during 2000 for proceeds of $12,854.

The Company has also accepted the conversion of 480 shares of Class A and 8 shares of Class B preferred into 4,880 common shares on the basis of ten common shares for each preferred share tendered.

As discussed above, Kenneth Owens (the Company's former president) returned a controlling block of 39,916 Series B Preferred shares in exchange for certain assets and liabilities of the Company.

Also as discussed above, the Company issued 2,783,780 common shares for the acquisition of Whitemark Homes, Inc. and related land and home inventories.

The Board of Directors approved a 2 for 1 forward stock split with a record date of August 25, 2000. All share amounts and per share amounts in the financial statements have been adjusted to reflect this split with the exception of those listed above in this Note 3.

NOTE 4:   COMPREHENSIVE INCOME

Other comprehensive income is comprised of unrealized gains/losses on marketable securities and dividends paid. Changes in unrealized gains/losses on marketable securities for 2000 are as follows:

    Balance at December 31, 1999        $ 55,676
    Change during 2000                   (55,676)
                                          -------
      Current balance                   $      -
                                        ==========

NOTE 5:   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the three months ended March 31 as indicated.

                                      Three Months            Six Months
                                    2000        1999       2000        1999
                                 ----------  ---------  ----------  ----------
Numerator:
 Net income from continuing
   operations                    $  116,959  $   2,148  $  112,385  $    4,323

 Income/(loss) from discontinued
   operations (net of income tax
   effects)                              -    (130,049)    905,216    (387,136)
                                 ----------  ---------  ----------  ----------
Net income/(loss)                   116,959   (127,901)  1,017,601    (382,813)
  Less preferred stock dividends         -          -           -           -
                                 ----------  ---------  ----------  ----------
  Numerator for basic EPS           116,959   (127,901)  1,017,601    (382,813)

  Effect of dilutive preferred
    stock dividends                      -          -           -           -
                                 ----------  ---------  ----------  ----------
  Numerator for diluted EPS      $  116,959  $(127,901) $1,017,601  $ (382,813)
                                 ==========  =========  ==========  ==========
Denominator:
  Basic weighted average
    shares outstanding            1,604,660  1,222,664   1,680,314   1,216,742
  Convertible preferred
    shares (1)                       21,860     33,740      21,860      33,740
                                 ----------  ---------  ----------  ----------
  Denominator for diluted EPS     1,626,520  1,256,404   1,702,174   1,250,482
                                 ==========  =========  ==========  ==========

Earnings/(loss) per share:
  Basic:
    From continuing operations   $     0.07  $    0.00  $     0.07  $     0.00
    Net income/(loss)                  0.07      (0.10)       0.61       (0.31)

Assuming Dilution:
    From continuing operations   $     0.07  $    0.00  $     0.07  $     0.00
    Net income/(loss)                  0.07      (0.10)       0.60       (0.31)


NOTE 6: PRO FORMA FINANCIAL DATA REGARDING ACQUISITION OF WHITEMARK HOMES, INC.

                        Pro Forma Income Statements

                                     Three Months             Six Months
                                   2000        1999        2000       1999
                                ----------  ----------  ----------  ----------

OPERATING REVENUES              $3,731,956  $3,488,354  $6,694,770 $5,434,200

COST OF REVENUES                 2,942,345   2,864,636   5,435,164  4,462,564
                                ----------  ----------  ----------  ----------
GROSS PROFIT                       789,611     623,718   1,259,606    971,636

SELLING AND ADMINISTRATIVE
    EXPENSES                       357,906     338,874     621,659    561,822
                                ----------  ----------  ----------  ----------
INCOME FROM OPERATIONS             431,705     284,844     637,947    409,814

OTHER INCOME/(EXPENSES)
  Interest expense                (146,561)   (159,458)   (261,099)   (262,927)
  Transfer fees                      1,488       2,148       2,923       4,323
  Equity in loss of investee       (52,309)         -           -           -
                                ----------  ----------  ----------  ----------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES              234,323     127,534     379,771     151,210

  Income tax expense               117,364      50,154     114,677      58,755
                                ----------  ----------  ----------  ----------
NET INCOME FROM CONTINUING
  OPERATIONS                    $  116,959  $   77,380  $  265,094  $   92,455
                                ==========  ==========  ==========  ==========


               Pro Forma Summarized Statements of Cash Flows

                                                              Six Months
                                                            2000      1999
                                                        ----------  ----------
NET INCOME                                              $  265,094  $   92,455

Adjustments to reconcile net income to
  net cash flows from operating activities:
  Cash flows from changes in operating
    assets and liabilities:
  Land and home inventory                                  (26,883)   (367,531)
  Accounts receivable                                     (269,749)     52,094
  Prepaid expenses                                         (63,368)    170,875
  Other assets                                              15,599     (41,086)
  Accounts payable                                        (208,443)    (36,792)
  Accrued expenses                                         120,956    (157,664)
                                                        ----------  ----------
        Net cash flows from operating activities          (166,794)   (287,649)
                                                        ----------  ----------

Cash Flows from Investing Activities:
  Purchases of property, plant and equipment              (191,482)         -
                                                        ----------  ----------

Cash Flows from Financing Activities:
  Proceeds from issuing stock                               12,854          -
  Proceeds from notes payable                            4,927,912   4,124,928
  Loans from stockholders                                  103,001     (85,421)
  Repayment of notes payable                            (4,335,181) (3,809,180)
  Distributions                                             (9,000)    (32,374)
                                                        ----------  ----------
            Net cash flows from financing activities       699,586     197,953
                                                        ----------  ----------

Net Increase (Decrease) in Cash                            341,310     (89,696)

Cash at Beginning of Period                                181,187     352,362
                                                        ----------  ----------

Cash at End of Period                                   $  522,497  $  262,666
                                                        ==========  ==========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Three Monts Ended June 30, 2000 Compared To June 30, 1999

The Company's revenues from home sales for the quarter ended June 30, 2000 increased $244,000 compared to the same period in fiscal 1999. The number of homes delivered were the same at 35, but the average selling price of homes delivered increased 10% (to $110,000 from $100,000). The increase of revenues and homes delivered is primarily attributable to an incerased level of backlog at the beginning of the current quarter compared to the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availablity and cannot be predicted for future periods with any degree of certainty.



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