Form 10-Q
period 2000-09-30
GOLDEN TRIANGLE INDUSTRIES INC/
filed 2000-11-20
CIK 42284

------------------------------------------------------------------------------

                            FORM 10-Q

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly Period Ended SEPTEMBER 30, 2000

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


             There were 7,966,991 shares of Common Stock, $.001
                      Par Value at September 30, 2000.

                                INDEX

                                                                    Page
  Part I.   Financial Information

    Item 1.   Financial Statements .  .  .  .  .  .  .  .  .  .       3

    Item 2.   Management's Discussion and Analysis   .  .  .  .      12


  Part II:  Other information


    Item 6:   Exhibits and Reports on Form 8-K  .  .  .  .  .  .     17


  Signatures   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     17

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             GOLDEN TRIANGLE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                 September 30,   December 31,
                                                     2000            1999
                                                  -----------    -----------
                                   ASSETS

Land and Home Inventory                           $ 6,617,829    $ 7,696,360
Cash                                                  485,874        181,187
Accounts Receivable                                   381,497        182,820
Prepaid Expenses                                      376,138        290,583
Receivable from Stockholder                            91,244             -
Other Assets                                        1,365,739        136,937
                                                  -----------    -----------
  TOTAL ASSETS                                    $ 9,318,321    $ 8,487,887
                                                  ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes Payable                                  $ 5,517,032    $ 6,722,484
   Accounts Payable                                   459,454        875,944
   Accrued Expenses                                   424,919        226,977
   Loans from Stockholders                            134,902         37,975
                                                  -----------    -----------
      Total Liabilities                             6,536,307      7,863,380
                                                  -----------    -----------

Stockholders' Equity
  Common Stock                                          7,967            100
  Additional paid in capital                        2,112,053         99,396
  Retained earnings                                   661,994        525,011
                                                  -----------    -----------
      Total Stockholders' Equity                    2,782,014        624,507
                                                  -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 9,318,321    $ 8,487,887
                                                  ===========    ===========



See the accompanying selected information.
                                    3

             GOLDEN TRIANGLE INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATOINS
                                (Unaudited)

                                     Three Months            Nine Months
                                   2000       1999        2000       1999
                                ---------- ----------  ----------- ----------

OPERATING REVENUES              $3,670,793 $3,321,236  $10,367,051 $8,755,436

COST OF REVENUES                 2,913,469  2,720,008    8,348,633  7,182,572
                                ---------- ----------  ----------- ----------
GROSS PROFIT                       757,324    601,228    2,018,418  1,572,864

SELLING AND ADMINISTRATIVE
    EXPENSES                       962,520    338,875    1,575,482    900,697
                                ---------- ----------  ----------- ----------
INCOME FROM OPERATIONS            (205,196)   262,353      442,936    672,167

OTHER INCOME/(EXPENSES)
  Interest expense                (42,602)   (159,458)    (218,497)  (422,385)
  Equity in loss of investee       27,664          -       (24,645)        -
                                ---------- ----------  ----------- ----------
INCOME BEFORE INCOME TAXES        (220,134)   102,895      199,794    249,782

  Income tax expense               (39,919)         -       53,810         -
                                ---------- ----------  ----------- ----------

NET NET INCOME/(LOSS)           $ (180,215)$  102,895  $   145,984 $  249,782
                                ========== ==========  =========== ==========

Earnings per Common Share
  Net income/(Loss)             $    (0.02)$     0.10  $      0.04 $     0.23
                                ========== ==========  =========== ==========







See the accompanying selected information.
                                    4

             GOLDEN TRIANGLE INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         For the Period from January 1, 1999 to September 30, 2000
                                (Unaudited)


                                              Additional
                             Common Stock       Paid In   Retained
                            Shares    Amount    Capital   Earnings    Total
                          ---------  -------  ----------  --------- ----------

Balances at January 1,
    1999                  1,067,520    1,067  $   98,429  $ 123,882 $ 223,378

  Net Income                     -        -           -     401,129   401,129
                          ---------  -------  ----------  --------- ----------

Balances at December
  31, 1999                1,067,520    1,067      98,429    525,011    624,507

 Stock issued and reor-
    ganization to effect
    the merger            1,559,031    1,559   1,256,062         -   1,257,621
 Stock issued under
    DRP program              10,640       11      18,304         -      18,315
 Stock issued under
    S-8 registration        238,500      239     124,974         -     125,213
 Restricted stock issued
    for property          4,500,000    4,500     395,500         -     400,000
 Restricted stock issued
    to employees and
    consultants             580,500      580     202,595         -     203,175
 Restricted stock issued
    for cash                 10,800       11      16,189         -      16,200
 S-Corporation dividends         -        -           -          -      (9,001)
 Net Income                      -        -           -     145,984    145,984
                          ---------  -------  ----------  --------- ----------
Balances at
    September 30, 2000    7,966,991  $ 7,967  $2,112,053  $ 661,994 $2,791,015
                          =========  =======  ==========  ========= ==========








See the accompanying selected information.
                                    5

             GOLDEN TRIANGLE INDUSTRIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Increase/(Decrease) in Cash and Cash Equivalents
                               (Unaudited)

                                                  Nine Months Ended June 30,
                                                     2000           1999
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $   145,984    $   249,782
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Services acquired with stock                      328,388             -
    Equity in subsidiary's loss                        24,645             -
  Cash flows from changes in operating assets
    and liabilities:
    Land and home inventory                         1,478,531       (463,889)
    Accounts receivable                              (198,677)        (5,769)
    Prepaid expenses                                  (70,555)      (117,362)
    Other assets                                       36,713       (123,285)
    Accounts payable                                 (416,490)        10,856
    Accrued expenses                                   47,235       (346,056)
                                                  -----------    -----------
Net cash flows from operating activities            1,375,774       (795,723)
                                                  -----------    -----------
Cash Flows from Investing Activities:
  Loan to stockholder                                 (91,244)            -
  Cash received in merger                               3,168             -
                                                  -----------    -----------
Net cash flows from investing activities              (88,076)            -
                                                  -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from notes payable                       1,352,696      4,941,760
  Loans from stockholders                              96,927             -
  Repayment of notes payable                       (2,458,148)    (3,959,157)
  Repayment of loans from stockholders                     -         (74,000)
  Proceeds from stock issuance                         34,515             -
  Distributions                                        (9,001)       (39,226)
                                                  -----------    -----------
Net cash flows from financing activities             (983,011)       869,377
                                                  -----------    -----------
Net Increase in Cash                                  304,687         73,654

Cash at Beginning of Period                           181,187        352,362
                                                  -----------    -----------
Cash at End of Period                             $   485,874    $   426,016
                                                  ===========    ===========

Supplemental Disclosures - Non-cash Investing
and Financing Transactions:
  Cash paid for interest                          $  344,300     $   440,345
  Cash paid for income taxes                              -               -

Stock issued for property                         $  400,000     $        -
Stock issued under S-8 registration                  125,213              -
Restricted stock issued to employees and
  consultants                                        203,175              -
Stock issued in merger transaction                 1,972,415              -

See the accompanying selected information.
                                    6

             GOLDEN TRIANGLE INDUSTRIES, INC. AND SUBSIDIARIES
         SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                             September 30, 2000


NOTE 1:   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2000 and 1999 include the accounts of Golden Triangle Industries, Inc. (the "Company") and all subsidiaries in which a controlling interest is held. The Company's investments in entities in which a less than controlling interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

These financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying condensed consolidated financial statements have been made. The condensed consolidated balance sheet of the Company as of December 31, 1999 has been derived from the audited balance sheet of Whitemark Homes Group as of that date. As discussed below, the Company acquired Whitemark Homes, Inc. ("Whitemark") effective April 1, 2000, in a transaction that has been accounted for as a reverse acquisition. In a reverse acquisition, the acquired entity (in this case, Whitemark) becomes the acquirer for accounting purposes. Accordingly, the accompanying comparative financial statements as of December 31, 1999, and for the three and nine months ended September 30, 1999 reflect the financial position, results of operations and cash flows of Whitemark rather than the previously reported financial information of Golden Triangle Industries, Inc.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in Whitemark's audited financial statements for 1999 which were filed with the Securities and Exchange Commission on a Form 8-K dated May 5, 2000. This Form 8-K is available through the internet in the SEC's EDGAR database at www.sec.gov or is available from the Company upon request.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

SIGNIFICANT TRANSACTIONS

Disposition of Oil and Gas, Salt Water Disposal, Sand and Gravel Businesses and Other Activities

In a measure approved by stockholders at the Registrant's annual meeting on June 17, 2000 and made effective April 1, 2000, the Registrant entered into an exchange with Kenneth Owens, its President, for all of his 79,832 shares (798,320 common shares equivalent) of Series B Preferred stock. Mr. Owens controlled approximately 40% of the allowable votes of the Registrant. In this transaction, all of the oil and gas, the remaining salt water disposal, and all of the sand and gravel assets along with the Altair property were transferred to Mr. Owens along with the County Line SWD, Inc. and Jim Wells SWD, Inc. subsidiaries. The remaining financial assets, cash, marketable securities, receivables, administrative fixed assets, and administrative accounts payable were transferred to a newly created subsidiary, Golden Square Industries, Inc. of which Mr. Owens received 60% ownership and the Registrant retained 40%.

Acquisition of Whitemark Homes, Inc.

Simultaneously, as approved by the stockholders, the Registrant acquired Whitemark Homes Inc. In this transaction, Whitemark Homes' stockholders received a total of 1,067,520 shares of the Company's common stock in exchange for 100% of Whitemark Home's outstanding shares. Whitemark Homes is a real estate residential developer and home builder, with operations in Orlando and the surrounding central Florida area. Whitemark Homes had total revenues of $13.4 million, net income of $.4 million, and delivered 134 homes during 1999. On June 30, 2000, the Board of Directors approved the acquisition of development land inventories with a projected revenue potential of $34,000,000 from entities controlled by Larry White, the new president of the Company, in exchange for 4,500,000 common shares.

Due to the control that transferred to the stockholders of Whitemark Homes coupled with the discontinuance of the Registrant's previous business, this acquisition has been accounted for as a reverse acquisition using the purchase method of accounting. In connection with the transaction, the Company acquired assets with an estimated fair value of $35 million and assumed liabilities with a fair value of $7 million. However, due to the change in control and the reverse acquisition accounting treatment, the basis in assets and liabilities are being reported on the Company's books at their basis on the books of Whitemark rather than at fair value. Additionally, as mentioned above because of the reverse acquisition accounting, the historical financial statements of Whitemark become the historical and continuing financial statements of the Registrant. The remaining assets of Golden Triangle are treated as the acquired assets and are recorded at fair value.

As a result of this acquisition, the Company consolidates the financial statements of Golden Triangle Industries, Inc, Whitemark Homes, Inc., and
Home Funding, Inc.   Additionally, Whitemark Homes, Inc.  owns controlling
general partnership interests in Fox Glen Limited Partnership and Sheeler Hills Limited Partnership.

Business Segments

Following the significant transactions of the second quarter of 2000, the Company has three business segments: Home building, Financial Services, and Other Assets. Home building is by far the most significant of these segments as the others function primarily as supporting and facilitating operations.

Home building operations include the sale and construction of single-family attached and detached homes in the Orlando, Florida area by Whitemark Homes,
Inc.   These activities also include the purchase, development, and sale of residential land by the Company. Sales of the Company=s homes are generally made pursuant to a standard contract which requires a down payment of up to 10% of the sales price. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period, typically four to six weeks. The Company reports an undelivered home sale as part of its backlog upon execution of the sales contracts and receipt of the down payment. Revenue is recognized only upon the closing and delivery of a home. The Company estimates that the average period between the execution of a purchase agreement for a home and delivery is approximately six months. The Company's backlog at September 30, 2000 and 1999 was approximately $9,600,000 (80 units) and $11,000,000 (110 units), respectively.

Financial Services activities are conducted primarily through the Company's subsidiary, Home Funding, Inc., which provides mortgage financing, title insurance, and closing services for Whitemark Homes' home buyers. This subsidiary packages and resells residential mortgage loans and provides mortgage loan servicing activities.

Other assets consists primarily of the Company's equity in its 40% of Golden Square Industries, Inc. which is carried on the equity basis. This subsidiary's primary assets are marketable securities, receivables, and cash as presented in the following summarized financial statements.

                          Summarized Balance Sheet
                          As of September 30, 2000
    Cash and cash equivalents                  $  540,703
    Marketable securities (net)                   298,087
    Accounts receivable                         1,287,134
    Accounts receivable-related parties           431,263
    Property and Equipment                        591,793

    Accounts and accrued payables                 (33,967)
                                               ----------
    Net Equity                                 $3,115,013
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

Equity method investees -- The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities.

Income taxes -- The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements, if such differences are significant.

Prior to April 1, 2000, Whitemark Homes, Inc. was an S Corporation for federal and state income tax purposes. An S Corporation's income is taxable to its stockholders rather than to the company. Accordingly, no provision was necessary for tax on earnings for 1999 or for the period from January 1 through March 31, 2000.

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

NOTE 2:   LAND AND HOME INVENTORY

Land and home inventory consists the following at September 30, 2000 and December 31, 1999:

                                              September 30  December 31
                                              -----------   -----------
    Project development costs                 $ 1,390,753   $ 2,381,885
    Home construction costs                     4,827,076     5,314,475
                                              -----------   -----------
                                              $ 6,217,829   $ 7,696,360
                                              ===========   ===========

NOTE 3:   NOTES PAYABLE

Notes payable consists of the following at September 30, 2000 and December 31, 1999:
                                                September 30  December 31
                                                -----------   -----------
  Construction lines of credit with banks
    - interest of 9.5% to 10% due monthly,
    principal due as homes are sold, secured
    by real estate                              $ 3,267,207   $ 4,271,106

  Obligations to participation mortgage
    lender - payments, including principal
    and interest at LIBOR rate plus 4%, due
    based on cash flows of Fox Glen and
    Sheeler Hills projects, secured by real
    estate and partnership interests              1,974,897     2,208,500

  Other loans                                       274,928       242,878
                                                -----------   -----------
                                                $ 5,517,032   $ 6,722,484
                                                ===========   ===========

NOTE 4:   INCOME TAXES

The provision for income taxes/(benefits) consists of the following at September 30, 2000 and 1999.

                                                   2000        1999
                                                ---------   ---------
  Current income taxes:
    Federal                                     $  47,521   $      -
    State                                           6,289          -
                                                ---------   ---------
                                                   53,810          -

  Deferred income taxes:
    Federal                                            -           -
    State                                              -           -
                                                ---------   ---------
  Total                                         $  53,810   $      -
                                                =========   =========

Due to the fact that Whitemark Homes, Inc. was an S-Corporation prior to April 1, 2000, the Company did not incur any income taxes for 1999 or for the first quarter of 2000. There is no provision for deferred income taxes at this time because the differences between the book bases of assets and liabilities and their tax bases are not significant.

The provision for income taxes is different from the result reached by applying the U.S. statutory tax rate to profit/ (loss) before taxes for the reasons set forth in the following reconciliation:

                                                       2000        1999
                                                    ---------   ---------

  Taxes computed using the federal rate             $  67,930   $  84,926
  S-Corporation revenues not taxable to the Company   (34,136)    (84,926)
  Equity in subsidiary's loss subject to separate
    taxation                                            8,379          -
  State taxes                                           8,990          -
  Other                                                 2,647          -
                                                    ---------   ---------
    Taxes reported on financial statement           $  53,810   $      -
                                                    =========   =========


NOTE 5:   STOCK TRANSACTIONS

The Board of Directors approved a 2 for 1 forward stock split with a record date of August 25, 2000. All historical share amounts and per share amounts in the financial statements and these notes have been adjusted to reflect this split, including the transactions listed above in this Note.

The Company has issued 10,640 common shares under its Dividend Reinvestment Plan since April 1, 2000, for proceeds of $18,315.

At the stockholders meeting in June 2000, the stockholders approved an amendment to the Registrant's Articles of Incorporation which eliminated authorization for preferred stock. As a result of this measure, 22,760 common stock shares (on the basis of ten common shares for each preferred share) are being treated as outstanding in place of the preferred shares that have not been converted. The Company is in the process of having the preferred share certificates converted.

As discussed in Note 1, Kenneth Owens (the Company's former president) returned a controlling block of 79,832 Series B Preferred shares in exchange for certain assets and liabilities of the Company.

Also, as discussed in Note 1, the Registrant issued 1,067,520 common shares for the acquisition of Whitemark Homes, Inc. However, because the historical financial statements are those of Whitemark Homes with the reverse acquisition accounting, the Statement of Stockholders Equity presents the number of shares outstanding as though Whitemark had performed a split of its shares. The 1,559,031 shares represents the interests for Golden Triangle stockholders in this presentation which is as though Whitemark were issuing shares to the Golden Triangle stockholders.

In June 2000, developmental land inventories with a cost basis of $400,000 were acquired from related parties for 4,500,000 common shares. Cost basis of the related parties is carried over to the books of the Company because of the fact that the related parties retained a significant interest in these properties through their ownership interests in the Company.

During August 2000, the Company issued 238,500 shares valued at $125,213 under its existing S-8 registration and 580,500 restricted shares valued $203,175 to employees and consultants for services rendered historically and during the process of the merger negotiations. The Company also privately placed 10,800 restricted shares for cash of $16,200.

NOTE 6:   EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per common share (EPS) for the three and nine months ended September 30, 2000 and 1999. Partially due to actions taken at the stockholders' meeting, there are no common stock equivalents outstanding during these periods that are not being treated as common stock.

                                           Three Months         Nine Months
                                          2000      1999      2000      1999
                                      ----------  --------- --------- ---------
Numerator:
  Net income/(loss)                   $ (180,215) $ 102,895 $ 145,984 $ 249,782
                                      ==========  ========= ========= =========
Denominator:
  Weighted average shares
    outstanding (1)                    7,487,039  1,067,520 3,885,029 1,067,520
                                      ==========  ========= ========= =========
Earnings/(loss) per share:
  Basic:                              $    (0.02) $    0.10 $    0.04 $    0.23
                                      ==========  ========= ========= =========

  (1) The outstanding shares of Whitemark for 1999 have been restated to show the effective split indicated by the number of shares that the stockholders of Whitemark received in the merger with Golden Triangle Industries.
                                    12

NOTE 7:   RELATED PARTY TRANSACTIONS

As discussed in Notes 1 and 5, the Company transferred significant assets to Kenneth Owens, its former president, in exchange for his preferred stock.
In connection with that transaction, the Company issued common stock to the stockholders of Whitemark Homes, Inc. to acquire that entity. Larry White, the primary owner of Whitemark Homes, was then elected president of the Company. This effectively resulted in a transfer of control of the Company from Kenneth Owens to Larry White. Subsequent to this transfer, the Board of Directors approved the acquisition of development properties from Larry White and other entities within his control in exchange for the issuance of 4,500,000 common shares.

As presented in the balance sheet and statement of cash flows, the Company has borrowed funds from Larry White for development projects. These loans are non-interest bearing, are due on demand, and are intended to be short term in nature. During 2000, the Company has constructed an office building for Larry White that it is going to lease from him for its principal offices. The Company has provided the interim financing for this project and the cost of construction has been accounted for as a loan to him with settlement to be accomplished through his obtaining permanent financing for the building upon completion. The Company has moved its offices to this building during November 2000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

The Company, through its wholly owned subsidiary Whitemark Homes, Inc., develops real estate and builds homes. These efforts are concentrated in underserved market areas with entry-level homebuyers and first-time move-up buyers. Effective April 1, 2000 the Company changed its direction from energy services to real estate development and home building. The Company disposed of its energy related assets by exchanging the control position of Kenneth Owens, the former President, for the assets. Additionally, the Company issued 1,067,520 common shares to Larry White, the owner of Whitemark Homes, Inc. for 100% of Whitemark Homes, Inc. The business operations were changed along with the majority-controlling shareholder. The stockholders approved these transactions at the annual meeting on June 17, 2000. In late June 2000, the Board of Directors approved the acquisition of projects and assets owned or controlled by Larry White through the issuance of 4,500,000 additional common shares to Larry White.

On a national level, housing construction appears to be strong going into 2001. The Company's management is very optimistic about operations for next year. Interest rates and consumer confidence are driving the housing industry. Statistics indicate that the Company's target market is fully employed and interest rates are relatively low.

In June 2000, stockholders of the Company approved the simultaneous transactions to dispose of the energy related historical business and the acquisition of Whitemark Homes, Inc. as stated above. The resulting complete change in business and effective management control require that the transaction be treated as a reverse acquisition. That is, the historical financial statements become those of Whitemark Homes and Golden Triangle is treated as being acquired on April 1, 2000. This allows the comparative presentation to reflect the new business direction that the Company has taken and presents more meaningful information to the reader.

This presentation as a reverse acquisition results in significantly different financial statements from those historically filed by the Company and from the financial statements filed for the quarter ended June 30, 2000. Subject to approval of this position by the SEC, the Company intends to file, and is in the process of preparing, an amended Form 10-Q for the quarter and six months ended June 30, 2000 which will change those financial statements to reflect the presentation as a reverse acquisition. This treatment is the result of reviewing the facts of the merger in light of accounting literature. In addition, the Company expects to amend the Form 8-K dated May 5, that was filed to report the merger agreement to reflect in the pro forma financial statements the reverse acquisition treatment of this merger.


LIQUIDITY AND CAPITAL RESOURCES

The Company's financing needs are provided through cash flows from operations, bank borrowings, and private and public debt and equity markets.

Cash flow from operations has improved as a result of increased revenue. The Company anticipates that cash flow from operations will continue to increase in calendar year 2000 as a result of increased revenues from new home deliveries.

On September 30,2000, the Company had outstanding borrowings of $5,517,032. The Company believes that funds generated from operations and expected borrowing availability from the private and public market will be sufficient to fund the Company's working capital requirements during the remainder of calendar year 2000 and 2001.

The Company is continually exploring opportunities to purchase parcels of land for its home-building operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options. The Company continues to increase its land development and construction activities in response to current and anticipated demand. It also expects to pursue additional land acquisition and development opportunities in the future. Potential opportunities in multifamily housing and manufactured homes areas are being examined. The Company is in negotiations to purchase another homebuilder in the Orlando Florida area. The acquisition is expected to close in the fourth quarter of 2000. The purchase price is expected to include cash, the assumption of debt, and issuance of common stock.


Results of Operations

    Three Months Ended September 30, 2000 compared to September 30,1999

The Company's revenues from home sales for the quarter ended September 30, 2000 increased $349,557 compared to the same period in 1999. The number of homes delivered was the same at thirty, but the average selling price of homes delivered increased 10% (to $122,000 from $111,000). The increase of revenues is primarily attributable to an increased level of backlog at the beginning of the current quarter compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

Cost of home sales increased $193,461 compared to the quarter ended September 30, 1999, primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales revenue decreased to 79% from 82% as a result of the product mix of homes delivered.

The Company's selling and administrative expenses increased approximately $623,000 during the three months ended September 30, 2000, as compared to the corresponding quarter of 1999. The significant components of the increase were common stock bonuses issued to employees and consultants, increased sales commissions, and additional officer compensation.

As a result of the increase in selling and administrative expenses and the need to provide for income taxes during 2000, net income declined by $283,110 in the three months ended September 30, 2000 from the comparable period in 1999, with the Company reporting a net loss of $180,215.

    Nine Months Ended September 30, 2000 Compared to September 30, 1999

The Company's revenues from home sales for the nine months ended September 30,2000, increased $1,611,615 when compared to the same period in 1999. The number of homes delivered increased to 90 from 84 while the average selling price of homes delivered increased 10% (to $115,000 from $104,000). The increase of revenues and homes delivered during 2000 is primarily attributable to an increased level of backlog at the beginning of the current year compared with the prior year period. Changes in the average selling price of homes delivered from period to period are attributable to discrete factors such as product mix and the availability of premium lots at each of its subdivision and cannot be predicted with any degree of certainty for future periods.

Cost of home sales for 2000 increased by $1,256,061 when compared to the nine months ended September 30, 1999, primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales revenue decreased to 80% from 82% as a result of the product mix of homes delivered.

The Company's selling and administrative expenses increased approximately $675,000 during the nine months ended September 30, 2000, as compared to the corresponding period in 1999. The significant components of the increase were the issuance of common stock to employees and consultants, increased sales commissions and additional officer compensation. Selling, general, and administrative expenses as a percentage of total revenues for the nine months ended September 30, 2000 increased to 15% compared to 10% for 1999 primarily due to the increases in compensation mentioned above as compared to the prior year.

As a result of the increase in selling, general and administrative expenses and the need to provide for income taxes during 2000, net income decreased by $103,800 in the nine months ended September 30, 2000 from the comparable period in 1999.


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


                                      GOLDEN TRIANGLE INDUSTRIES, INC.


November 20, 2000                       /s/Larry White
                                      Larry White, President and
                                      Chairman of the Board


November 20, 2000                       /s/ Robert B. Early
                                      Robert B. Early, Chief Financial Officer