Form 10-Q/A
period 2000-06-30
GOLDEN TRIANGLE INDUSTRIES INC/
filed 2000-11-30
CIK 42284

------------------------------------------------------------------------------

                            FORM 10-Q                     Amended

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

 For the transition period from                to               .


                    Commission File No. 0-8301


                 GOLDEN TRIANGLE INDUSTRIES, INC.
      (Exact Name of Registrant as Specified in its Charter)



      State of Colorado                             25-1302097
(State or Other Jurisdiction of                 (Federal Employer
Incorporation or Organization)                  Identification #)


                     259 Plaza Drive, Suite D
                         Oviedo, FL  32765
             (Address of Principal Executive Offices)

      (formerly 6314 Aspen Cove Court Sugar Land, TX 77479)


                          (407) 366-9668
        Registrant's Telephone Number Including Area Code


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

      There were 7,134,043 shares of Common Stock, $.001 Par Value at
       June 30, 2000, after adjustment for announced 2 for 1 split.

                                INDEX

                                                              Page
Part I.   Financial Information

  Item 1.   Financial Statements .  .  .  .  .  .  .  .  .  .  3

  Item 2.   Management's Discussion and Analysis   .  .  .  . 14


Part II:  Other information

  Item 4:   Submission of Matters to a Vote of the
            Security Holders  .  .  .  .  .  .  .  .  .  .  . 17

  Item 6:   Exhibits and Reports on Form 8-K .  .  .  .  .  . 18


Signatures  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 18

             GOLDEN TRIANGLE INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)





                                                    June 30,    December 31,
                                                     2000            1999
                                                  -----------    -----------

                                   ASSETS

Land and Home Inventory                           $ 8,123,243    $ 7,696,360
Cash                                                  772,497        181,187
Accounts Receivable                                   454,545        182,820
Prepaid Expenses                                      368,951        290,583
Investment in unconsolidated subsidiary             1,234,939             -
Other Assets                                          198,027        136,937
                                                  -----------    -----------

  TOTAL ASSETS                                    $11,152,202    $ 8,487,887
                                                  ===========    ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes Payable                                  $ 7,465,214    $ 6,722,484
   Accounts Payable                                   667,501        875,944
   Accrued Expenses                                   310,864        226,977
   Loans from Stockholders                            140,976         37,975
                                                  -----------    -----------
            Total Liabilities                       8,584,555      7,863,380
                                                  -----------    -----------

Stockholders' Equity
  Common Stock                                          7,134          1,067
  Additional paid in capital                        1,803,508         98,429
  Retained earnings                                   757,005        525,011
                                                  -----------    -----------
            Total Stockholders' Equity              2,567,647        624,507
                                                  -----------    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $11,152,202    $ 8,487,887
                                                  ===========    ===========










See accompanying selected information.
                                     3

             GOLDEN TRIANGLE INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended June 30, 2000 and 1999
                                (Unaudited)



                                     Three Months           Six Months
                                   2000       1999        2000       1999
                                ----------  ----------  ----------  ----------

Sales                           $3,733,444  $3,488,354  $6,696,258  $5,434,200

Cost of Sales                    2,942,345   2,864,636   5,435,164   4,462,564

                                ----------  ----------  ----------  ----------
     Gross Profit                  791,099     623,718   1,261,094     971,636

Selling, General and
  Administrative Expenses          357,906     338,875     612,962     561,822
                                ----------  ----------  ----------  ----------
   Income from Operations          433,193     284,843     648,132     409,814

Other (Expenses)
Equity in subsidiary's (loss)      (52,309)         -      (52,309)         -
Interest Expense                  (146,561)   (159,458)   (261,099)  (262,927)
                                ----------  ----------  ----------  ----------
    Income before Income Taxes     234,323     125,385     334,724     146,887

Income Taxes                        93,729          -       93,729          -
                                ----------  ----------  ----------  ----------

    Net Income                  $  140,594  $  125,385  $  240,995  $  146,887
                                ==========  ==========  ==========  ==========


Net income/(Loss)
  per Common Share              $     0.05  $     0.12  $     0.12  $     0.14
                                ==========  ==========  ==========  ==========
















See accompanying selected information.
                                     4

             GOLDEN TRIANGLE INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

            For the Period from January 1, 1999 to June 30, 2000
                                (Unaudited)


                                              Additional
                             Common Stock       Paid In   Retained
                            Shares    Amount    Capital   Earnings    Total
                          ---------  -------  ----------  --------- ----------

Balances at January 1,
    1999                  1,067,520  $ 1,068  $   98,429  $ 123,882  $ 223,379

  Net Income                     -        -           -     401,129    401,129
                          ---------  -------  ----------  --------- ----------
Balances at December
  31, 1999                1,067,520  $ 1,068      98,429    525,011    624,508

Stock issued and reorgan-
  ization to effect the
  merger transaction      1,559,031    1,559   1,296,732         -   1,298,291
Stock issued under DRP
  program                     7,492        7      12,847         -      12,854
Restricted stock issued
  for property            4,500,000    4,500     395,500         -     400,000
S-Corporation dividends          -        -           -      (9,001)    (9,001)
Net Income                       -        -           -     240,995    240,995
                          ---------  -------  ----------  --------- ----------

Balances at June 30,
  2000                    7,134,043  $ 7,134  $1,803,508  $ 757,005 $2,567,647
                          =========  =======  ==========  ========= ==========












See accompanying selected information.
                                     5

             GOLDEN TRIANGLE INDUSTRIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Increases/(Decreases) in Cash Flows

              For the Six Months Ended June 30, 2000 and 1999
                                (Unaudited)

                                                     2000           1999
                                                  -----------    -----------
Cash Flows from Operating Activities:
  Net income                                      $   240,995    $   146,887
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Equity in subsidiary's loss                        52,309             -
  Cash flows from changes in operating assets
    and liabilities:
    Land and home inventory                           (26,883)      (367,531)
    Accounts receivable                              (269,749)        52,094
    Prepaid expenses                                  (63,368)       170,875
    Other assets                                     (163,066)       (41,086)
    Accounts payable                                 (208,443)       (36,792)
    Accrued expenses                                   76,762       (212,096)
                                                  -----------    -----------
Net cash flows from operating activities             (361,443)      (287,649)
                                                  -----------    -----------
Cash Flows from Investing Activities:
  Cash received in merger                               3,168             -
                                                  -----------    -----------
Net cash flows from investing activities                3,168             -
                                                  -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from notes payable                       5,177,912      4,124,928
  Loans from stockholders                             103,001        (85,421)
  Repayment of notes payable                       (4,335,181)    (3,809,180)
  Proceeds from stock issuance                         12,854             -
  S-Corporation distributions                          (9,001)       (32,374)
                                                  -----------    -----------
Net cash flows from financing activities              949,585        197,953
                                                  -----------    -----------
Net Increase/(Decrease) in Cash                       591,310        (89,696)

Cash at Beginning of Period                           181,187        352,362
                                                  -----------    -----------
Cash at End of Period                             $   772,497    $   262,666
                                                  ===========    ===========

Supplemental Disclosures:
  Cash paid for interest                          $   241,111    $   278,940
  Cash paid for income taxes                               -              -

Stock issued for property                         $   400,000    $        -
Stock issued in merger transaction                  1,298,291             -




See accompanying selected information.
                                     6

             GOLDEN TRIANGLE INDUSTRIES, INC. AND SUBSIDIARIES
         SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               June  30, 2000


NOTE 1:   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2000 and 1999 include the accounts of Golden Triangle Industries, Inc. (the "Company") and all subsidiaries in which a controlling interest is held. The Company's investments in entities in which a less than controlling interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

These financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying condensed consolidated financial statements have been made. The condensed consolidated balance sheet of the Company as of December 31, 1999 has been derived from the audited balance sheet of Whitemark Homes Group as of that date. As discussed below, the Company acquired Whitemark Homes, Inc. ("Whitemark") effective April 1, 2000, in a transaction that has been accounted for as a reverse acquisition. Under reverse acquisition accounting, the acquired entity (in this case, Whitemark) becomes the acquirer for accounting purposes. Accordingly, the accompanying comparative financial statements as of December 31, 1999, and for the three and six months ended June 30, 1999 reflect the financial position, results of operations and cash flows of Whitemark rather than the previously reported financial information of Golden Triangle Industries, Inc.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in Whitemark's audited financial statements for 1999 which were filed with the Securities and Exchange Commission on a Form 8-K dated May 5, 2000. This Form 8-K is available through the Internet in the SEC's EDGAR database at www.sec.gov or from the Company upon request.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ended December 31, 2000.


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

Due to the control that transferred to the stockholders of Whitemark Homes in the merger and subsequent stock issuance to Larry White, coupled with the discontinuance of the Registrant's previous business, this acquisition has been accounted for as a reverse acquisition using the purchase method of accounting. In connection with the transaction, the Company acquired assets with an estimated fair value of $35 million and assumed liabilities with a fair value of $7 million. However, due to the change in control and the reverse acquisition accounting treatment, the basis in assets and liabilities are being reported on the Company's books at their basis on the books of Whitemark rather than at fair value. Additionally, as mentioned above because of the reverse acquisition accounting, the historical financial statements of Whitemark have become the historical and continuing financial statements of the Registrant. The remaining assets of Golden Triangle are treated as being the acquired assets and are recorded at fair value.

As a result of this acquisition, the Company consolidates the financial statements of Whitemark Homes, Inc., (which is wholly owned by the Company) and Home Funding, Inc. (which is wholly owned by Whitemark Homes, Inc.) Additionally, Whitemark Homes, Inc. owns controlling general partnership interests in Fox Glen Limited Partnership and Sheeler Hills Limited Partnership.

Business Segments

Following the significant transactions of the second quarter of 2000, the Company has three business segments: Home building, Financial Services, and Other Assets. Home building is by far the most significant of these segments as the others function primarily as supporting and facilitating operations.

Home building operations include the sale and construction of single-family attached and detached homes in the Orlando, Florida area by Whitemark Homes,

Inc.   These activities also include the purchase, development, and sale of residential land by the Company. Sales of the Company's homes are generally made pursuant to a standard contract which requires a down payment of up to 10% of the sales price. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period, typically four to six weeks. The Company reports an undelivered home sale as part of its backlog upon execution of the sales contracts and receipt of the down payment. Revenue is recognized only upon the closing and delivery of a home. The Company estimates that the average period between the execution of a purchase agreement for a home and delivery is approximately six months. The Company's backlog at June 30, 2000 and 1999 was $7,400,000 (74 units) and $11,800,000 (118 units), respectively.

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

                       Summarized Balance Sheet
                         As of June 30, 2000

      Cash and cash equivalents                   $   540,703
      Marketable securities (net)                     270,422
      Accounts receivable                           1,287,134
      Accounts receivable-related parties             431,263
      Fixed assets                                    591,793

      Accounts and accrued payables                   (33,967)
                                                  -----------
         Net Equity                               $ 3,087,348
                                                  ===========

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


NOTE 2:   LAND AND HOME INVENTORY

Land and home inventory consists the following at June 30, 2000 and December 31, 1999:

                                                     June 30       December 31
                                                  -----------      -----------
      Project development costs                   $ 1,989,604      $ 2,381,885
      Home construction costs                       6,133,639        5,314,475
                                                  -----------      -----------
                                                  $ 8,123,243      $ 7,696,360
                                                  ===========      ===========


NOTE 3:   NOTES PAYABLE

Notes payable consists of the following at June 30, 2000 and December 31, 1999:

                                                    June 30        December 31
                                                  -----------      -----------
   Construction lines of credit with
   banks - interest of 9.5% to
   10% due monthly, principal due as
   homes are sold, secured by real estate         $ 4,747,142      $ 4,271,106

   Obligations to participation mortgage
   lender - payments, including principal
   and interest at LIBOR rate plus 4%, due
   based on cash flows of Fox Glen and Sheeler
   Hills projects, secured by real estate and
   partnership interests                            2,226,482        2,208,500

   Other loans                                        491,590          242,878
                                                  -----------     ------------
                                                  $ 7,465,214     $  6,722,484
                                                  ===========     ============

NOTE 4:   INCOME TAXES

The provision for income taxes/(benefits) consists of the following at June 30, 2000 and 1999.

                                                     2000             1999
                                                  -----------      ----------
   Current income taxes:
      Federal                                     $    80,678      $       -
      State                                            13,051              -
                                                  -----------      ----------
                                                       93,729              -

   Deferred income taxes:
      Federal                                              -               -
      State                                                -               -
                                                  -----------      ----------
   Total                                          $    93,729      $       -
                                                  ===========      ==========

Due to the fact that Whitemark Homes, Inc. was an S-Corporation prior to April 1, 2000, the Company did not incur any income taxes during 1999 or for the first quarter of 2000. There is no provision for deferred income taxes at this time because the differences between the book bases of assets and liabilities and their tax bases are not significant.

The provision for income taxes is different from the result reached by applying the U.S. statutory tax rate to profit/ (loss) before taxes for the reasons set forth in the following reconciliation:

                                                     2000              1999
                                                 -----------       ----------
   Taxes computed using the federal rate         $   113,806       $   49,942
   S-Corporation revenues not taxable to
     the Company                                     (34,136)         (49,942)
   State taxes                                        13,051               -
   Other                                               1,008               -
                                                 -----------       ----------
    Taxes reported on financial statement        $    93,729       $       -
                                                 ===========       ==========


NOTE 5:   STOCK TRANSACTIONS

The Board of Directors approved a 2 for 1 forward stock split with a record date of August 25, 2000. All historical share amounts and per share amounts in the financial statements and these notes have been adjusted to reflect this split, including the transactions described in this Note.

The Company has issued 7,492 common shares under its Dividend Reinvestment Plan since April 1, 2000, for proceeds of $12,854.

At the annual stockholders' meeting in June 2000, the stockholders approved an amendment to the Registrant's Articles of Incorporation which eliminated the authorization for preferred stock. As a result of this measure,an additional 21,860 common shares (on the basis of ten common shares for each preferred share) are being reported as outstanding in place of the preferred shares that have not been converted. The Company is in the process of having the preferred share certificates converted.

As discussed in Note 1, Kenneth Owens (the Company's former president) returned a controlling block of 79,832 Series B Preferred shares in exchange for certain assets and liabilities of the Company.

Also, as discussed in Note 1, the Registrant issued 1,067,520 common shares for the acquisition of Whitemark Homes, Inc. However, because the historical financial statements are those of Whitemark Homes with the reverse acquisition accounting, the Statement of Stockholders Equity presents the number of shares issued in the merger transaction as 1,559,031 which are the shares presented is as though Whitemark were issuing shares to the Golden Triangle stockholders.

In June 2000, developmental land inventories with a cost basis of $400,000 were acquired from related parties for 4,500,000 common shares. Cost basis of the related parties is carried over to the books of the Company because of the fact that the related parties retained a significant interest in these properties through their ownership interests in the Company.


NOTE 6:   EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per common share (EPS) for the three and six months ended June 30, 2000 and 1999. Partially due to actions taken at the stockholders' meeting, there are no common stock equivalents outstanding during these periods that are not being treated as common stock.

                                     Three Months              Six Months
                                   2000       1999          2000       1999
                              ----------  ----------    ----------  ----------
Numerator:
 Net income                   $  140,594  $  125,385    $  240,995  $  146,887
                              ==========  ==========    ==========  ==========

Denominator:
 Weighted average shares
   outstanding (1)             2,620,790   1,067,520     2,086,067   1,067,520
                              ==========  ==========    ==========  ==========

Earnings per share:
 Basic:
   Net income                 $     0.05  $     0.12    $     0.12  $     0.14
                              ==========  ==========    ==========  ==========

 (1) The outstanding shares of Whitemark for 1999 have been restated to show the effective split indicated by the number of shares that the stockholders of White mark received in the merger with Golden Triangle Industries.


NOTE 7:   RELATED PARTY TRANSACTIONS

As discussed in Notes 1 and 5, the Company transferred significant assets to Kenneth Owens, its former president, in exchange for his preferred stock.
In connection with that transaction, the Company issued common stock to the stockholders of Whitemark Homes, Inc. to acquire that entity. Larry White, the primary owner of Whitemark Homes, was then elected president of the

Company. This effectively resulted in a transfer of control of the Company from Kenneth Owens to Larry White. Subsequent to this transfer, the Board of Directors approved the acquisition of development properties from Larry White and other entities within his control in exchange for the issuance of 4,500,000 common shares. (4,200,000 shares were issued to Mr. White.)

As presented in the balance sheet and statement of cash flows, the Company has borrowed funds from Bill Rigsby for development projects. These loans are non- interest bearing, are due on demand, and are intended to be short term in nature.


NOTE 8:   SUBSEQUENT EVENTS

During August 2000, the Company issued 238,500 common shares valued at $125,213 under its existing S-8 registration and 580,500 restricted common shares valued $203,175 to employees and consultants for services rendered historically and during the process of the merger negotiations. The Company also privately placed 10,800 restricted shares for cash of $16,200.


NOTE 9:   PRO FORMA COMBINED FINANCIAL STATEMENTS

Due to the facts that Whitemark is being treated as the acquirer for accounting purposes and that the approved transactions removed essentially all of Golden Triangle's former business activities, the pro forma combined presentation of financial information normally required by generally accepted accounting principles has not been presented. This presentation, based on an assumption of having combined the two entities at the beginning of the year, would not be materially different from the actual financial statements presented above.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

In May 2000, the Company finalized an agreement consisting of two simultaneous transactions. One was the exchange of assets (which have created audit and reporting problems for the Company) for preferred stock held by the Company's President. The other was the acquisition of Whitemark Homes, Inc. in a stock for stock transaction. The agreements called for the issuance of stock to Larry White of Whitemark and the relinquishment of stock by the Company's President, Kenneth Owens. These stock transactions caused a change in control of the Company as Kenneth Owens agreed to resign his position. Larry White was to be elected President. The Company filed a Form 8-K which contained pro forma combined financial information, other required disclosures, and audited financial statements of the Whitemark Homes Group. These transactions are described in more detail below. The pro forma combined financial information required by generally accepted accounting principles to be included in the notes to the financial statements has been omitted because the information that would be presented would not be significantly different from the actual financial statements.

Effective April 1, 2000 the Company changed its direction from energy services to real estate development and home building. The Company disposed of its energy related assets by exchanging the control position voting stock of Kenneth Owens, its former President, for the assets. In addition, the Company issued 1,067,520 common shares to Larry White, the owner of Whitemark Homes, Inc. for 100% of Whitemark Homes, Inc. The business operations were changed along with the majority-controlling shareholder. These transactions were approved by the stockholders at the Company's annual meeting held on June 17, 2000.

Subsequent to the changes described above, the Registrant is in the business of developing real estate and building homes through its wholly owned subsidiary, Whitemark Homes, Inc.. These efforts are concentrated in under-served market areas with entry-level home buyers and first-time move-up buyers. In late June 2000, the Board of Directors approved the acquisition of projects and assets owned or con trolled by Larry White through the issuance of 4,500,000 additional common shares of which 4,200,000 were issued to Larry White.

On a national level, housing construction appears to be strong going into 2001. The Company's management is very optimistic about operations for the rest of this year and into next year. Interest rates and consumer confidence are driving the housing industry. Statistics indicate that the Company's target market is fully employed and interest rates are relatively low.

In June 2000, stockholders of the Company approved the simultaneous transactions to dispose of the energy related historical business and the acquisition of Whitemark Homes, Inc., as stated above. The resulting complete change in business and effective management control requires that the transaction be treated as a reverse acquisition. That is, the historical financial statements become those of Whitemark Homes and Golden Triangle is treated as the entity being acquired on April 1, 2000. This allows the comparative presentation to reflect the new business direction that the Company has taken and presents more meaningful information to the reader.
                                     14

This presentation as a reverse acquisition results in significantly different financial statements from those historically filed by the Company and from the financial statements filed for the quarter ended March 31, 2000. This treatment is the result of reviewing the facts of the merger and subsequent issuance of shares to Larry White in light of the pertinent accounting literature. The Company is also amending the Form 8-K dated May 5, that was filed to report the merger agreement to reflect the reverse acquisition treatment of this merger in the pro forma financial statements.


Liquidity and Capital Resources

The Company's financing needs are provided by cash flows from operations, bank borrowings, and private and public debt and equity markets.

Cash flow from operations has improved as a result of increased revenue. The Company anticipates that cash flow from operations will continue to increase in calendar year 2000 as a result of increased revenues from new home deliveries.

On June 30,2000, the Company had outstanding borrowings of $7,465,214. The Company believes that funds generated from operations and expected borrowing availability from the private and public market will be sufficient to fund the Company's working capital requirements during the remainder of calendar year 2000.

The Company is continually exploring opportunities to purchase parcels of land for its home-building operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options. The Company continues to increase its land development and construction activities in response to current and anticipated demand and expects to pursue additional land acquisition and development opportunities in the future.


Results of Operations

      Three Months Ended June 30, 2000 compared to June 30,1999

The Company's revenues from home sales for the quarter ended June 30,2000 increased $245,090 compared to the same period in 1999. The number of homes delivered was the same at thirty-five but the average selling price of homes delivered increased 7% (to $106,700 from $99,700). The increase of revenues and homes delivered is primarily attributable to an increased level of backlog at the beginning of the current quarter compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivision, including product mix and premium lot availability and cannot be predicted for future periods with any degree of certainty.

Cost of home sales increased $77,709 in 2000 when compared to the same quarter ended June 30, 1999 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales revenue decreased to 79% from 82% as a result of the product mix of homes delivered.

The Company's selling and administrative expenses increased approximately $19,000 during the three months ended June 30, 2000, as compared to the corresponding 1999 period. Selling and marketing expenses increased during the period as a result of the increased number of homes delivered and an increase in selling expenditures related to an increase in the number of residential subdivisions. Selling, general, and administrative expenses as a percentage of total revenues for the three months ended June 30, 2000 remained approximately the same at 9.7% when compared to the prior year.

Primarily as a result of an increase in revenues and decrease of cost of home sales as a percentage of home sales revenue, income before income taxes increased by $108,938 in the three months ended June 30, 2000 over the comparable period in 1999. Again, as mentioned above, the Company did not incur income taxes during 1999 or during the first quarter of 2000.

       Six Months Ended June 30, 2000 Compared to June 30, 1999

The Company's revenues from home sales for the six months ended June 30,2000, increased $1,262,058 when compared to the same period in 1999. The number of homes delivered increased to 55 from 49 while the average selling price of homes delivered increased 10% (to $121,700 from $110,900). The increase of revenues and homes delivered during 2000 is primarily attributable to an increased level of backlog at the beginning of the current year compared with the prior year period. Changes in the average selling price of homes delivered from period to period are attributable to discrete factors such as product mix and the availability of premium lots at each of its subdivision and cannot be predicted with any degree of certainty for future periods.

Cost of home sales for 2000 increased by $972,600 when compared to the six months ended June 30, 1999, primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales revenue decreased to 81% from 82% as a result of the product mix of homes delivered.

The Company's selling and administrative expenses increased approximately $51,000 during the six months ended June 30, 2000, as compared to the corresponding period in 1999. The significant components of the increase was increased sales commissions. Selling, general, and administrative expenses as a percentage of total revenues for the six months ended June 30, 2000 decreased to 9% compared to 10% for 1999 primarily due to the increases in sales revenues as compared to the prior year.

Income before income taxes increase $187,837 for the six months of 2000 over the same period of 1999. This result is primarily due to the increase profit margin on homes sold during 2000.


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




PART II:                          OTHER INFORMATION


Item 4: Submission of Matters to a Vote of the Security Holders

     The Registrant held its annual meeting on June 17, 2000. There was a total of 1,180,153 possible votes for this meeting. The number of shares voting at this meeting was 1,083,898.

                                                            Votes Cast
                                                  ----------------------------
                                                     For    Against    Abstain
                                                  -------- ---------- --------
     1. At this meeting, the following directors were elected to hold office until the next annual meeting to be held in 2001. All
    directors are elected for one year terms.

          Scott D. Clark                           1,042,012   22,194   19,692
          Hugh W. Harling, Jr.                     1,042,157   22,049   19,692
          Andrea M. Williams O'Neal                1,040,696   23,510   19,692
          Larry K. White                           1,042,184   22,022   19,692
          Karen Lee                                1,041,527   22,679   19,692

     2. Selection of Pricher and Company to be
      the auditor for fiscal 2000:                 1,045,594   34,796    3,509

     3. Amendment to the Articles of
      Incorporation to remove the
    authorization for preferred stock:               753,431    9,821    2,914

     4. Approval of the disposition of energy
   related assets to Kenneth Owens in exchange
   for his preferred stock (representing
   approximately 38% of the outstanding voting
   power before cancellation) and the
   acquisition of Whitemark Homes, Inc. for
   539,760 common shares issued to Larry White
   (representing approximately 41% of the
   outstanding voting power after issuance).         710,522   51,883    3,760

     Note: Fewer votes were cast for the last two items because ADP has the right to vote FOR directors and the auditor on behalf of street name holders even if they do not return their ballots, but ADP does not have the right to vote on any other proposals.

Item 6: Exhibits and Reports on Form 8-K

          a.  Exhibits

          Exhibit  3. Amended Articles of Incorporation

          Exhibit 27. Financial Data Schedule


          b.  Reports on Form 8-K

          In May 2000, the Company filed a Form 8-K to report both the disposition of significant assets to it president in exchange for his preferred stock and the acquisition of Whitemark Homes, Inc. of Florida for stock.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      GOLDEN TRIANGLE INDUSTRIES, INC.


November 28, 2000                      /s/Larry White
                                     Larry White, President and
                                     Chairman of the Board

November 28, 2000                      /s/ Robert B. Early
                                     Robert B. Early, Chief Financial Officer