Form 10-K
period 2000-12-31
GOLDEN TRIANGLE INDUSTRIES INC/
filed 2001-04-06
CIK 42284

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

              For the fiscal year ended December 31, 2000

                                  or
[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934



                     Commission file number 0-8301

                   GOLDEN TRIANGLE INDUSTRIES, INC.
        (Exact name of registrant as specified in its charter)

    Colorado                                              25-1302097
(State or other jurisdiction                       (IRS Employer
 of incorporation or organization)                 I. D. Number)

                     650 South Central Ave., Ste. 1000
                        Oviedo, Florida 32765
       (Address of principal executive offices and Zip Code)

  Registrant's telephone number, including area code:  (407) 366-9668

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common equity held by non-affiliates of the registrant was $5,100,150 as of March 15, 2001, based on the price of the common stock, $.001 par value, of the registrant, ($2.00 per share) at the close of the market on that day.

The number of shares outstanding of the registrant's common stock as of March 15, 2001 was 8,186,689 shares.

                   Golden Triangle Industries, Inc.

         Form 10-K for the fiscal year ended December 31, 2000

                           TABLE OF CONTENTS

                                                                      Page

PART I

   Item 1.  Business .  .  .  .  . .  .  .  .  .  .  .  . .  .  .      3
   Item 2.  Properties  .  .  .  . .  .  .  .  .  .  .  . .  .  .      7
   Item 3.  Legal Proceedings .  . .  .  .  .  .  .  .  . .  .  .      7
   Item 4.  Submission of Matters to a Vote of
            Security Holders  .  . .  .  .  .  .  .  .  . .  .  .      7

PART II

   Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters .  .  .  .  .  .  .  .  .      7
   Item 6.  Selected Financial Data  .  .  .  .  .  .  .  .  .  .     11
   Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations .  .  .     11
   Item 7a. Quantitative and Qualitative Disclosure About
            Market Risk   .  .  .  .  .  .  .  .  .  .  . .  .  .     15
   Item 8.  Financial Statements and Supplementary Data   .  .  .     16
   Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure   .  .   .   .     16

PART III

   Item 10. Directors and Executive Officers of the Registrant  .     16
   Item 11. Executive Compensation   .  .  .  .  .  .  .  .  .  .     20
   Item 12. Security Ownership of Certain Beneficial Owners
            and Management .  .  .   .  .  .  .  .  .  .  .  .  .     21
   Item 13. Certain Relationships and Related Transactions.  .  .     23

PART IV

   Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K  .  .  .  .  .  .  .  .  .  .  .      23

   Signatures  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      25


   Index to Consolidated Financial Statements .  .  .  .  .  .  .     F-1

                   Golden Triangle Industries, Inc.


                                PART I

ITEM 1.  BUSINESS

(a) General Development of Business

Golden Triangle Industries, Inc. (the "Company" or "GTII") was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. The Company was organized primarily to acquire and hold royalties on oil and gas properties. Beginning in 1994 the Company diversified and expanded its business to include salt water disposal and oil field service operations. During 1996 the Company's name was changed to Golden Triangle Industries, Inc. to reflect the expansion in the Company's core business from oil and gas royalties to its broader base of activities.

The fall of oil prices during the last part of 1998 and first quarter of 1999 to approximately 50% of previous prices directly effected the Company's oil and gas revenues and service businesses. The Company's largest customer, TransTexas Gas Corporation, filed bankruptcy under Chapter 11 due to the decline in oil and gas prices combined with restrictive covenants in its financing arrangements. The impact of these problems led the Company to pursue possible merger/acquisition opportunities, and a reorganization agreement was signed effective April 1, 2000 with Whitemark Homes, Inc., a privately held company.

On June 17, 2000, the shareholders approved the purchase of Whitemark Homes, Inc., a respected and stable company with a good long term business plan, significant assets, revenues and net income. Whitemark Homes, Inc. is based in Oviedo, Florida (near Orlando), and has been in the business of high quality residential developments and construction for the past twenty years, with an emphasis on customer satisfaction. Whitemark's business includes the purchase and development of lots through the construction and sale of single family homes, including designing, building, marketing and arranging financing for the home buyers. The market is primarily first time and middle income buyers.

It was determined that, after the acquisition, GTII's business would be strictly that of Whitemark, and that GTII's current oil and gas and sand and gravel businesses would be sold. Therefore, a part of the transaction that the shareholders approved included the transfer of these assets to the Company's former president, Kenneth Owens, in exchange for his preferred stock. For complete details on the transactions, please see Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7.

(b) Financial Information About Segments

In the fiscal year ended December 31, 2000, the Company's revenues, operating profits, and identifiable assets were attributable to home building, financial services, and other assets. Home building was by far the most significant of these segments as the others function primarily as supporting and facilitating operations (see Item 6. "Selected Financial Data").

(c) Narrative Description of Business

Construction and Development

The Company is involved in the purchase and development of lots and the construction and sale of single-family conventional homes, primarily targeting first time buyers in the Orlando, Florida area. The Company offers homes in a price range from $95,000 to $220,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, and design, construction, marketing, and financing the homes. In 2000, 106 homes were delivered in four communities. Each community offers several different floor plans for buyers to choose from.

Sales of the Company's homes are generally made pursuant to a standard contract. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period. The Company reports an undelivered home sale as part of its backlog upon execution of the sales contracts and receipt of the down payment. Revenue is recognized only upon the closing and delivery of a home. The Company estimates that the average period between the execution of a purchase agreement for a home and delivery is approximately six months. The Company's backlog at December 31, 2000 was approximately $6,000,000 (58 units) compared to a backlog at December 31, 1999 of $7,384,000 (71 units).

Current Projects

Following are descriptions of some of the Company's current projects.
The Company is continually exploring opportunities to purchase additional land for its home building operations.

The Oak Park Subdivision is an approximately 18 acre site in the western part of Orlando, Florida. It is 90% wooded with large oak trees. Oak Park consists of 108 lots measuring approximately 45' by 100' and is designed to minimize impacts on a large oak tree cluster. To date 57 sales have been made in this subdivision. The zoning certifies the lots for the Orange County Affordable Housing Program. The program allows a 50% impact fee reduction (approximately $3,000) and special down payment assistance to qualified buyers. To qualify, a family of four cannot earn more than $34,500 per year (80% of the Orange County median income for 1996 of $43,125) or spend more than $95,800 for the home, after impact credit fees. The frontage consists of a brick wall and wrought iron fencing allowing a nearby neighborhood park to be viewed. The park has landscaped passive areas with benches and an open play area.

The 101 lot Fox Glen community in Winter Springs, Florida has homes priced from $140,000 to $220,000. All residents enjoy the use of the community pool and club facilities. The community is surrounded by the Tuscawilla Country Club golf course and Howell Creek which provides some lots with golf course and creek frontage. In this community, 52 sales have been made.

The Meadows, located on Boggy Creek Road in Orlando, Florida, a 340 lot affordable single family subdivision offered homes in the $95,000 to $120,000 price range. The majority of the homes were designed and built under the City of Orlando's Affordable Home program. The project is now completed with only two homes remaining to close.

The Company acquired and began development of GlenBrook, a new community of vacation homes conveniently located six miles from Walt Disney World. This development targets both domestic and foreign markets for second home purchases. The new community will accommodate family vacation travelers from the United States, Europe and South America who prefer a home environment over the standard hotel room. The GlenBrook community will consist of 266 homes. The ground breaking was in November 2000 and three model homes will be available for viewing in Spring 2001. Seven floor plans will be available to the buyer ranging from 1,500 square feet to 3,000 square feet of living space in the price range of $159,900 to $219,900. The homes will include ceramic tile entry foyers, designer light fixtures, covered patio and designer pool with screened enclosure. Amenities at GlenBrook include a community recreation area with swimming pool, full lawn and shrub maintenance, and private Homeowners Association. GlenBrook is in close proximity to Orlando's major theme parks, shopping, fine dining and multiple attractions. Projected gross revenue for GlenBrook is $50,540,000 over the next three to five years.

Subsequent to the year end, the Company closed on the Bear Gully Forest development in Orlando, Florida. The property has 56 lots where single family homes in the $120,000 to $220,000 range will be offered.

Also subsequent to the year end, the Company began development of University Oaks in East Orange County, Florida. The development will offer such amenities as a distinctive brick entrance, beautiful wooded setting, and private Homeowner's Association. Designed for mid-income buyers, this private, gated community consists of 33 lots. Eleven floor plans will be available to choose from with square footage ranging from 1,406 square feet to 2,898 square feet in the two story homes. The price of the homes will range from $127,900 to $177,900.

Mortgage Financing

The Company conducts financial service activities through a subsidiary, Home Funding, Inc., which provides mortgage financing and closing
services for the home buyers.    The subsidiary makes conventional, FHA-
insured and VA-guaranteed mortgage loans available to qualified purchasers of its homes by assisting them in obtaining loans through local and national financial institutions. Because of the availability of the Company's financial services subsidiary and independent mortgage lenders, the Company believes that access to financing has not been a problem for most purchasers of the Company's homes.

Marketing

The Company generally has an inventory of homes under construction. A majority of these homes are sold (i.e., the Company has received deposits and executed sales contracts) before the Company starts construction.
The Company employs sales associates who are paid commissions to make sales of the homes. The Company advertises its residential communities through local and foreign media and sells primarily from model homes that it has designed and constructed.

Quality Service

The Company uses the latest technology and proven construction methods to insure its homes are of the highest quality. This is evidenced by: (1) a Customer Service Award issued by the Bonded Builders Home Warranty Association stating "Bonded Builders is proud to recognize Whitemark Homes as one of Florida's finest builders for the distinction of being claims free for 1998"; (2) Member in Good Standing issued by the National Association of Home Builders; and (3) Homeowner Evaluation forms and letters showing the satisfaction of customers. Due to the Company's in-depth construction expertise, a range of construction methods are utilized incorporating the choices made by the customer and the building plan requirements. Besides being one of Orlando's premier home builders, for both custom and affordable homes, Whitemark also develops many of its own residential communities. As a developer/builder, great care and attention is given to preserving the natural setting of the land during the land planning and construction stages. Each lot is carefully cleared in order to keep as many trees and natural vegetation as possible. Whitemark's attention to detail and fine craftsmanship has garnered them many national, regional, and local awards including: East and Pacific Builders "Gold Nugget Awards," Southeast Builders' Conference "Aurora Award," Home Builders' Association of Mid-Florida "Parade of Homes Winners," and Orlando's "Choice Awards Winners." Whitemark's short-term plans include expansion into the Texas, Tennessee, and North Carolina markets, with long-term plans including expansion nationwide.

Real Estate, Economic and Other Conditions

The homebuilding industry is sensitive to changes in general economic conditions such as levels of employment, consumer confidence, consumer income, interest rate levels, availability of financing for acquisition, construction and permanent mortgages, demand for housing and condition of the resale market for used homes. In general, housing demand is adversely affected by increases in interest rates, housing costs and unemployment.

The industry has, from time to time, experienced fluctuating lumber supply and prices, and shortages of other materials, including insulation, drywall and concrete. In addition, the industry sometimes suffers from a shortage of labor including carpenters, electricians and plumbers. Delays in construction due to these factors or to inclement weather conditions could have an adverse impact on the Company's operations.

Competition

The housing industry is highly competitive. The Company competes with many home builders and developers, ranging from local to national, some of which have greater sales and financial resources than the Company. Competitive factors include availability of land, location, price, design, quality, construction costs, marketing expertise, reputation and providing mortgage financing.

Regulation

The housing industry is subject to extensive regulatory requirements on the local, state and federal level. The regulations are subject to frequent changes, and may increase construction costs. The Company must comply with various rules, some of which relate to the environment, worker safety, advertising, consumer credit, treatment of waste, building design, construction materials which must be used, minimum elevation of properties and licensing, registration and filing requirements. Local regulations include restrictive density and zoning requirements limiting the number of homes that can be built within certain boundaries. Environmental laws may result in delays, cause the Company to incur substantial compliance costs and restrict development in certain environmentally sensitive areas. Also, the climate and geology in some parts of Florida present risks of natural disasters that could adversely affect the building industry. The Company's mortgage financing subsidiary must comply with applicable real estate lending laws and regulations.

Employees

At March 15, 2001, the Company and its subsidiaries employed 21 individuals (including the executive officers).


ITEM 2.  PROPERTIES

The Company leases its 4,400 square foot corporate office, located at 650 South Central Ave., Ste. 1000, Oviedo, Florida 32765, from Larry White, president of the Company. Lease payments totaled $8,920 in 2000. The Company believes its office space is adequate for its operations in the next several years. See Related Party Transactions at Item 13.


ITEM 3.  LEGAL PROCEEDINGS

As of March 15, 2001, there were no material legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their properties was the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Common Stock

The only class of common equity security authorized by the Company's Articles of Incorporation, as amended, is the Company's Common Stock, $.001 par value. The Company's Common Stock traded on the Nasdaq SmallCap Market through June 12, 2000 under the symbol "GTII." From June 13, 2000 through the end of the year the stock traded on the "Pink Sheets" in the over-the-counter market under the symbol "GTII." The reason for the change was because of an uncertainty regarding the carrying values of the Company's former oil, gas and mineral properties that resulted in a qualified audit opinion being issued on the 1999 financial statements. The problem has since been resolved by the disposal of these properties

(see Management's Discussion at Item 7), the Company has applied for listing on the OTC Bulletin Board, and plans to reapply for listing on the Nasdaq Small Cap Market subsequent to the filing of this Form 10-K. The range of high and low sales prices for each quarter during the last two fiscal years, as quoted on Nasdaq SmallCap and on the "Pink Sheets" for the periods discussed above, is set out in the table that follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. On August 25, 2000, the Company split its stock through a 2-for-1 forward split.

             Year Ended December 31, 2000   Year Ended December 31, 1999
             ----------------------------   ----------------------------
                   High          Low              High        Low
                 --------     --------         -------      --------
1st Quarter      $ 7.000      $ 2.000          $ 8.625      $  7.750
2nd Quarter        5.1875       2.500            9.750         5.000
3rd Quarter        5.000         .750            5.500         1.781
4th Quarter        3.000         .6875           4.250         2.000

On March 15, 2001, the price of the stock was $2.00 per share as reported in the "Pink Sheets."

As of March 15, 2001, there were approximately 10,163 holders of record of the Company's Common Stock, plus an undetermined number of stockholders who hold their stock in street name.

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

Dividend Reinvestment and Stock Purchase Plan

GTII set up a Dividend Reinvestment and Stock Purchase Plan (the "Plan") during 1996, to provide existing shareholders of the Company's common stock with a convenient and economical method of investing cash dividends and making cash investments in the Company's common stock without payment of brokerage commissions in connection with purchases. Shareholders may choose to invest funds in common stock through optional cash investments, with a minimum purchase of $25.00 per month and a maximum purchase of $5,000 per month. The optional cash payments may be made occasionally or at regular intervals, as the shareholder desires. A $2.50 service fee is charged for each optional cash investment. The Plan provides that the common shares offered by the Company may be either shares newly issued by the Company or shares purchased on the open market at the Company's option. The purchase price for shares purchased on the open market is the average price paid for such shares, and the purchase price for newly issued shares is 98% of the average of the daily closing prices of the common shares reported on the Nasdaq market on the five trading days prior to the purchase date. The Company registered 1,000,000 shares of common stock under the Securities Act for sale by GTII pursuant to the Plan, which may be used at the Company's discretion. During the fiscal year 2000, 12,189 shares were issued through the Plan.

IMPORTANT: The above is only a brief outline of the Plan. Complete details of the Plan were mailed to all shareholders during 1996. Before enrolling, shareholders should review the information received, or obtain complete information on the Plan by requesting a copy of the Dividend Reinvestment and Stock Purchase Plan.

Preferred Stock

During 1996, shareholders authorized an amendment to the Articles of Incorporation of the Company, under which 1,000,000 preferred shares were authorized for issuance, with directors given the authority to subdivide the stock and assign the various rights to each class. Directors created Class A and Class B preferred shares and authorized a program whereby shareholders could exchange their common stock for preferred stock at a rate of one share of preferred received for each ten shares of common surrendered. The offer expired on August 30, 1996. Neither class of preferred stock was registered. As a result, any transfers carried trading restrictions associated with unregistered shares and there was no established market for such shares.

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

Since all previously issued preferred stock had either already been converted back to common or approved for conversion back to common, the Board recommended and the shareholders approved at the 2000 annual meeting the amendment to the Articles of Incorporation to eliminate the authorization of preferred stock.

Issuance of Unregistered Shares

During the year ended December 31, 2000, the Company sold securities in the transactions described below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions. All share amounts reflect the two shares-for-one share forward stock split effective in August 2000.

    1. On June 30, 2000, 1,067,520 restricted shares of common stock were issued to Larry White, an accredited investor, in exchange for all of the outstanding shares of Whitemark Homes, Inc. On August 22, 2000, a total of 4,500,000 restricted shares of common stock were issued to Larry White and William Rigsby, also an accredited investor, in exchange for real estate properties. In connection with these transactions, the Company received assets with an estimated fair value of approximately $35 million, subject to liabilities with a fair value of approximately $7 million. However, these transactions were accounted for as a reverse acquisition with the acquired assets and liabilities reported in the Company's financial statements at the transferors' cost basis. The restricted shares issued in these transactions were issued in reliance on the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933.

    2. On August 22, 2000, 10,800 restricted shares of common stock were issued to David P. Ingram in exchange for cash of $16,200. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

    3. On August 22, 2000, a total of 140,000 restricted shares of common stock valued at $49,000 were granted to a total of twenty employees of and consultants to the Company, including one officer. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

    4. On August 24, 2000, a total of 440,500 restricted shares of common stock were issued to six directors and officers of the Company and four other employees of and consultants to the Company in exchange for services valued at $154,175. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

    5. On October 30, 2000, a total of 120,000 restricted shares of common stock were issued to Glenbrook Ventures LLC for partial consideration on the acquisition of a 266-lot subdivision. The restricted shares were valued at $300,000. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

    6. On various dates during 2000, a total of 31,620 shares of common stock were issued in exchange for conversions of shares of the Company's preferred stock. No commission or other remuneration was paid or given directly or indirectly for soliciting these exchanges. These shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

    The facts relied on to make the exemption from registration provided by Section 4(2) of the Securities Act of 1933 available for the sale of securities discussed in paragraphs 2 through 5 above were: (1) the limited number of purchasers; (2) the sophistication or accreditation of the purchasers; (3) their relationship with the Company and/or access to material information about the Company; (4) the information furnished to them by the Company; (5) the absence of any general solicitation or advertising; and (6) restrictions on transfer of the securities issued to them as indicated by a legend on the certificates representing such securities.

ITEM 6.  SELECTED FINANCIAL DATA

                               Fiscal Years Ended December 31
                      2000         1999        1998       1997       1996
                   -----------  ----------- ----------- ---------- ----------
Operating revenues $12,161,679  $13,395,922 $ 6,751,948 $6,910,254 $3,995,941

Net income/(loss)  $  (684,235) $   401,129 $   121,072 $  152,296 $   89,064

Net income/(loss)
  per share        $     (0.13) $      0.15 $      0.05 $     0.06 $     0.03

Total assets       $ 8,855,035  $ 8,487,887 $ 9,534,188 $6,461,276 $3,917,212

Long-term debt     $        -   $        -  $        -  $       -  $       -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Effective April 1, 2000, the Company changed its direction from energy services to real estate development and home building through the acquisition of a private company, Whitemark Homes, Inc. The Company disposed of its energy related assets (oil and gas, sand and gravel, Altair property) and 60% of its other assets (cash, marketable securities, receivables, administrative fixed assets, and administrative accounts payable) by exchanging the control position of Kenneth Owens, former president, for the assets. Owens relinquished his block of preferred B stock, which represented approximately 34% of the Company's outstanding capital stock, in exchange for the assets. At the same time, the Company issued 533,760 restricted common shares (1,067,520 after adjustment for split) to Larry White for 100% ownership of Whitemark Homes (Whitemark had total revenues of $13.4 million, net income of $400,000, and delivered 130 homes during 1999). The business operations were changed along with the majority-controlling shareholder. The stockholders approved these transactions at the annual meeting held on June 17, 2000. In late June 2000, the Board of Directors approved the acquisition of projects and assets owned or controlled by Larry White through the issuance of 2,100,000 restricted common shares to Larry White (4,200,000 after adjustment for split). The projected revenue potential from this purchase is expected to be $34,000,000.

The simultaneous transactions to dispose of the energy related historical business and the acquisition of Whitemark has been treated as a reverse acquisition in accordance with generally accepted accounting principles because of the complete change in business and management control. Therefore, the historical financial statements become those of Whitemark Homes and Golden Triangle is treated as being acquired on April 1, 2000. This allows the comparative presentation to reflect the new business direction that the Company has taken and presents more meaningful information to the reader. The presentation as a reverse acquisition results in significantly different financial statements from those historically filed by the Company. For historical information on Golden Triangle, please review previously filed 10-K forms through the SEC's EDGAR database at www.sec.gov or request the information directly from the Company.
                                     11

The Company, through its now wholly owned subsidiary, Whitemark Homes, Inc., develops real estate and builds homes primarily to entry-level home buyers and move-up buyers. On a national level, housing construction appears to be strong and the Company's management is optimistic about operations for 2001. Interest rates and consumer confidence generally drive the housing industry. Statistics indicate that the Company's target market is fully employed and interest rates are relatively low.

Liquidity and Capital Resources

The Company's financing needs are provided by cash flows from operations, bank borrowings, and private and public debt and equity markets. Cash flow from operations declined primarily as a result of decreased revenue, increased land and home inventory and a decrease in accounts payable.
The Company anticipates that cash flow from operations will increase in calendar year 2001 as a result of increased revenues from new home deliveries.

On December 31, 2000, the Company had outstanding borrowings of $6,579,829. The Company currently finances its projects with project specific construction loans. These loans are secured by the project and are drawn down and repaid based on project progress. There is no expectation that this financing arrangement will not be available in the foreseeable future. However, management continually reviews other possible financing alternatives. The Company believes that funds generated from operations and expected borrowing availability from the private and public market will be sufficient to fund the Company's working capital requirements during calender year 2001.

The Company is continually exploring opportunities to purchase parcels of land for its home building operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options. The Company continues to increase its land development and construction activities in response to current and anticipated demand, and expects to pursue additional land acquisition and development opportunities in the future. The Company is currently examining potential opportunities in multifamily housing and manufactured homes. The Company is in negotiations to purchase homebuilders in several areas. Acquisitions are expected to close in the second or third quarter of 2001 and costs are expected to include payment of cash, assumption of debt and issuance of common stock.

Results of Operations

Year Ended December 31, 2000 compared to December 31, 1999

The Company's revenues from home sales for the year ended December 31, 2000 decreased $1,234,243 compared to the same period in fiscal 1999.
The number of homes delivered was 106 down from the previous year of 130. The average selling price of homes delivered increased 10% (to $114,000 from $103,000). The decrease in revenues is primarily attributable to a decrease in the availability of lots for building compared with the prior year period. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

Cost of home sales decreased $999,649 compared to the year ended December 31, 1999, primarily due to the related decrease in home sale revenues. Cost of home sales as a percentage of home sales revenue increased to 82.6% from 82.1% as a result of the product mix of homes delivered.

The Company's selling and administrative expenses increased $719,223 during the year ended December 31, 2000, as compared to the corresponding fiscal 1999 period. The significant components of the increase were common stock bonuses issued to employees and consultants, increased sales commissions, and additional officer compensation.

As a result of an increase in selling and administrative expenses, primarily due to the issuance of common stock and expenses related to being a public company, net income declined by $1,085,364 for the year ended December 31, 2000 from the comparable period in fiscal year 1999, resulting in a net loss of $684,235.

Year Ended December 31, 1999 compared to December 31, 1998

The Company's revenues from home sales for the year ended December 31, 1999 increased $6,643,974 compared to the same period in fiscal 1998. The increase in revenues is primarily attributable to an increase in the availability of lots for building and several new subdivisions coming on line during 1999. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability and cannot be predicted for future periods with any degree of certainty.

Cost of home sales increased $4,988,252 compared to the year ended December 31, 1998 primarily due to the related increase in home sale revenues. Cost of home sales as a percentage of home sales revenue decreased to 82.1% from 89% as a result of the product mix of homes delivered.

The Company's selling and administrative expenses increased $927,705 during the year ended December 31, 1999, as compared to the corresponding fiscal 1998 period. The significant components of the increase were sales commissions and additional officer compensation.

Interest expense during 1999 increased $447,960 over the prior year due to short term construction notes on projects under construction.

As a result of increased revenues, net income increased by $280,057 for the year ended December 31, 1999 over the comparable period in fiscal 1998 resulting in net income of $401,129.

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999 - Due to the fact that the Company was showing a profit through the first nine months of the year, with all losses occurring in the fourth quarter, following is a discussion relating specifically to the fourth quarter.

The Company's revenues from home sales for the quarter ended December 31, 2000 decreased $2,900,000 compared to the same period in fiscal 1999.
The number of homes delivered decreased to 16 from 46 while the average selling price of homes delivered increased 8% (to $109,000 from

$101,000). The decrease in revenues and homes delivered is primarily attributable to a lack of lot inventory at the beginning of the current quarter compared with the fourth quarter of 1999. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

Cost of homes sales increased $78,000 compared to the quarter ended December 31, 1999. Cost of home sales as a percentage of home sales revenue increased to 95% from 78% as a result of the product mix of homes delivered.

The Company's selling and administrative expenses decreased approximately $270,000 during the three months ended December 31, 2000, as compared to the corresponding fiscal 1999 period. The significant components of the decrease was a decrease in sales commissions. Selling, general, and administrative expenses as a percentage of total revenues for the three months ended December 31, 2000 increased to 25% compared to 15%, primarily due to a decrease in home sales revenues for the period as compared to the prior year.

As a result of the decrease in sales, net income decreased by $530,000 in the three months ended December 31, 2000 from the comparable period in fiscal 1999.

-----------

Golden Square Industries, Inc., the entity created from the reorganization of Golden Triangle in its preparation for the acquisition of Whitemark, primarily owns non-operating assets. Its principal activities for the period from April 1 to December 31 consisted of trading options on stocks. Some of this activity included the exercise of the options through the purchase or sale of the underlying stock. At December 31, 2000, GSI held a respectable list of stocks in its portfolio and had generated a reasonable profit on trading activities. However, due to the decline in the stock markets, the recognition of the loss on the portfolio as it was written down to market resulted in a significant overall loss. This, coupled with costs incurred by GSI with regard to the reorganization and general administrative costs, yielded a passthrough loss on the equity basis to the Company of $204,261.

The annual results for Whitemark Homes, Inc., the wholly owned subsidiary, do not reflect the continued earnings escalation of previous years. This is primarily due to certain one time extraordinary costs incurred as a result of the reverse acquisition in entering the public
company environment of Golden Triangle Industries, Inc.    Management
believes the year 2000 was a year of transition that established a broader foundation, creating outstanding value for its stockholders in the coming years. The major factors impacting the operating results for
the home building subsidiary are as follows:   (1)   the common stock of
the Registrant was delisted from Nasdaq Small Cap; (2) significant regulatory delays in the permitting process effected the completion of the infrastructure of several proposed subdivisions thereby delaying the production of lots for new homes; (3) negotiations with land owners and business owners related to the acquisitions of real estate and other home building companies, respectively, were placed on hold due to the lack of tradeability of the common stock; (4) the valuation of the energy related assets exchanged with Kenneth Owens for his preferred stock caused the SEC to issue several comment letters related to the accounting treatment for this transaction delaying the filing of the Form 211 for relisting of the common stock; and (5) a significant amount of time was required of management, especially Larry White, the new president and chairman, regarding the structure of the public company and significant ongoing discussions with the SEC and the NASD.

Operating results for the first three quarters of 2001 are expected to be down from the first three quarters of 2000, but should increase substantially in the December 31, 2001 quarter due to increased home sale closings generated from significant development activity during the first three quarters. At this point it is difficult to project, but management believes 2001 will be profitable.

Disclosure Regarding Forward-Looking Statements

This Form 10-K includes "forward-looking" statements within the meaning of Section 27A and Section 21E of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-K reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks and uncertainties include economic conditions such as home mortgage interest rates, shortages of material and labor, weather conditions, competition with other builders, regulatory requirements and other such matters as discussed in this report. In the Form 10-K, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily related to potential adverse changes in interest rates. The Company's exposure to market risks in changes to interest rates relate to the Company's variable rate loans. The interest rates relative to the Company's variable rate loans fluctuate with the upward and downward movement of the prime lending rate. From time to time, the Company may enter into interest hedging arrangements in order to minimize its exposure to changes in interest rates. At March 26, 2001, the Company had not entered into any such hedging arrangements. The Company does not enter into or intend to enter into derivative financial instruments for trading or speculative purposes.

Home Funding, Inc., the Company's wholly owned mortgage subsidiary, originates residential mortgage loans and sells them in the residential mortgage market. During the year ended December 31, 2000, Home Funding closed on approximately $14.5 million in mortgage loans including servicing rights. Home Funding's 2000 revenue increased 27% over 1999. The Company minimizes the market risk and impact of changing mortgage interest rates by selling loans within a short period of time after origination or through other means of contractual protection. Although these mortgage loan portfolios are subject to interest rate risks, the Company does not believe that its mortgage business is subject to risk of losses resulting from changes in the home mortgage market that could materially impact the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements beginning on page F-1 immediately following the signature page of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements between the Company and its auditor Beemer, Pricher, Keuhnhackl & Heidbrink, PA. (former name Pricher and Company). As previously reported, on January 12, 2000, the Company filed an 8-K to report a change in auditors from BDO Seidman, LLP to Pricher and Company. There were no known disagreements with the former accountant on accounting and financial disclosure at the time of the change.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Board of Directors of the Company (the "Board") presently consists of five members. Each director is elected at the annual meeting of shareholders to hold office until the next annual meeting of shareholders and until his/her successor has been elected and qualified. Currently serving as directors are: Larry White, Scott D. Clark, Hugh W. Harling, Jr., Karen Lee, and Andrea M. Williams O'Neal. The following table sets forth information concerning the persons currently serving as directors of the Company.
                                                          Date First
                                       Position With       Elected
       Name                   Age       the Company       as Director
  ----------------------      ---  ---------------------  -----------
  Larry White                  52  Chairman of the Board     2000
                                       and President
  Scott D. Clark               45         Director           2000
  Hugh W. Harling, Jr.         57         Director           2000
  Karen Lee                    41         Director           1989
  Andrea Williams O'Neal       40         Director           2000

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

                                                          Date First
                                       Position With       Elected
       Name                   Age       the Company       as Director
  ----------------------      ---  ---------------------  -----------
  Larry White                  52  Chairman of the Board     2000
                                       and President
  Scott D. Clark               45  Secretary/Treasurer       2000
  Robert Early                 45  Chief Financial Officer   1997
  William Rigsby               41  Vice President            2000

There are no family relationships between the Company's officers and directors.

Larry White graduated from Lamar University with a BBA in accounting in May 1972. Mr. White began his career as a Certified Public Accountant with Arthur Anderson & Company in Houston, Texas. His responsibilities as a senior auditor gave him excellent experience in the importance of "cash flow management" and overall "bottom line" results. His accounting and auditing experience exposed him to a variety of companies, from small private corporations to large publicly traded Fortune 500 companies. Since 1976, Mr. White has been in the real estate business. His real estate career began with Harris Development Corporation in Houston, Texas. As executive vice president, he was responsible for product development, construction and marketing of apartments, condominiums, town homes, single family homes and subdivision development. This division generated over $20 million in annual revenues. Some of the developments were syndicated via limited partnerships of which Mr. White was responsible for the negotiations and financing related thereto. Prior to forming Whitemark, Mr. White was vice president of Woodlands Commercial Development Corp. and general manager of Hometown Builders in Houston, Texas. He was responsible for creating and operating a construction/development company as a subsidiary of The Woodlands Corporation (a nationally recognized 25,000 acre master planned "new town" community). This company developed apartments, town homes, condominiums, patio and single family detached housing. Annual revenues were between $15 - $25 million with Mr. White's responsibilities
including feasibility, market studies and land planning.   From 1985 to
the present Mr. White has been the president of Whitemark. Mr. White's overall responsibilities include land acquisition and development, financing, home construction, marketing and sales. He is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

Scott D. Clark was admitted to the Florida Bar in 1980 and has been with the law firm of Graham, Clark, Jones, Builder, Pratt & Marks in Winter Park, Florida since 1981 specializing in Real Property Law, Land Use Planning and Development Law, Banking Law, Special Tax District Bond Financing, and Condominium Law. He is a member of the Orange County Bar Association and Member Sections on Real Property, Probate and Trust Law, Corporation, Banking and Business Law, Tax, Condominium and Planned Development Committees of the Florida Bar. He graduated from the

University of Florida with a degree in Journalism and a law degree, both with high honors. He is a member of Phi Kappa Phi and the Order of the Coif. Mr. Clark was on the University of Florida Law Review, 1978-1979 and authored, "1979 Statutory Reform Partially Solves Usury Regulation Defects". He has been appointed to the Seminole County Citizens' Concurrency Advisory Committee, and the Seminole County Road Impact Fee Advisory Committee. Additionally, Mr. Scott sits on the Seminole County Development Advisory Board, the Executive Committee of the Home Builders Association of Mid-Florida Board of Directors, and Florida Christian College Advisory Board.

Robert Early received his Bachelor of Business Administration from Abilene Christian University in 1979, where he majored in Accounting and minored in Agricultural Business. He received his Certified Public Accountant certificate in Texas in 1981 and is a member of the Texas Society of Public Accounting and American Institute of Public Accounting. Mr. Early worked for an independent oil Company for six years, then moved to a position as partner of the firm Ashley, Early & Folwell, P.C. in 1987. In 1991 he became the sole owner of the firm and changed the name to Robert Early & Company, P.C. Mr. Early has been doing tax work since 1983 and auditing since 1987. Mr. Early was previously the auditor for the Company through November 1997.

Hugh W. Harling, Jr. is the founder and owner of an engineering firm in Central Florida integrating Civil Engineering, Land Planning and Surveying since June 1980. Prior to forming his own firm, he served as Regional Manager of a large local consulting engineering and planning firm, where he managed the firm's expanding operations in surveying, land planning, civil and environmental engineering design. He graduated from the University of Florida with a Civil Engineering degree and obtained a Master of Business Administration from Florida State University. Mr. Harling's expertise is land development, comprehensive planning, and utilities and drainage sanitary engineering. Mr. Harling is a board member of the Mid-Florida Home Builders Association, former mayor of Altamonte Springs, Florida; member of the Underground Utilities Examining Board; past president of the Florida Planning and Zoning Association, and a member of the National and American Society of Civil Engineers.

Karen Lee graduated with high honors from Cisco Junior College. She administers the operation of the Company's offices in Springtown, Texas, does much of the research and writing for filing of Securities and Exchange Commission documents, and performs transfer agent duties and stockholder record keeping for the Company. She is a member of the
Southwest Securities Transfer Association, Inc.   Ms. Lee has been
employed by the Company for the past 21years.

Andrea M. Williams O'Neal has been the sole owner of a small financial consulting firm with clients in several industries since July 1993. Ms. O'Neal was formerly employed by Merrill Lynch as a broker and financial consultant. She graduated from Texas A&M University, College Station, Texas with a BBA in finance and studied International Business and Finance at Imperial College in London, England. Ms. O'Neal was the former president of the St. Peters Episcopal School Board of Kerrville, Texas, former treasurer of the Hill Country Charity Ball, a member of the Kerrville Junior Service Guild, and a member of the Texas Arts & Crafts Festival. She is the corporate secretary for Mac Filmworks, Inc., a diversified development stage entertainment company that markets and distributes its existing library of motion picture feature films, made for television movies, and children's animated films and cartoons to national and international cable and televlsion stations and home video markets.

William Rigsby graduated from Lamar University in Beaumont, Texas, in 1982. He earned a BS degree in industrial engineering with post graduate work including engineering administration, applications of basic management theory in the engineering environment, computer aided design, and manufacturing analysis. His academic achievements placed Mr. Rigsby on the Dean's List as well as the ALPHA PI MU National Engineering Honor Society. He began his career in 1978 as the production and design manager for Beaumont Homeowners Construction Co. in Beaumont, Texas. He was responsible for job scheduling, warehousing, bid preparation and materials procurement. Mr. Rigsby served as purchasing manager for the Woodlands Development Corporation, DBA Hometown Builders (a division of Mitchell Energy & Development) and as a senior construction supervisor for Friendswood Development Corp., DBA Village Builders (a division of Exxon Co. USA). His tenure with the two companies gives Mr. Rigsby extensive experience in implementing efficient purchasing procedures, personnel management and computerized contracting systems. Mr. Rigsby has an excellent history of delivering housing units on schedule and at or below budget/proforma targets resulting in him being a recipient of the "Golden Nail" award. Mr. Rigsby has worked for Whitemark for the past eleven years. As vice president and operations manager of Whitemark, Mr. Rigsby's responsibilities include construction management, purchasing, and estimating for all land development and residential construction. His education and experience in engineering brings a high degree of discipline in the areas of critical path scheduling, materials usage and individual time studies for on site and office tasks. He develops and maintains purchasing and estimating systems. Mr. Rigsby is a state certified general contractor, a member of the Mid Florida Home Builders Association and American Institute of Industrial Engineers.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U. S. securities laws, directors, executive officers and persons holding more than 10% of GTII common stock must report their initial ownership of the common stock and any changes in that ownership in reports which must be filed with the SEC and the Company. The SEC has designated specific deadlines for these reports and the Company must identify those persons who did not file these reports when due. Based solely on a review of reports filed with the Company, several directors and officers (Scott D. Clark, Hugh W. Harling, Jr., Andrea M. Williams O'Neal, William Rigsby and Larry White) did not file all reports on time regarding transactions in the Company's securities required to be filed for 2000 by Section 16(a) under the Securities Exchange Act of 1934. Each person listed filed two late reports representing two transactions per person, except for Larry White who had two late reports representing four transactions. Though the required reports were not filed timely, they were subsequently filed after the year end, so there is no failure to file the required reports.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's chief executive officer for the past three fiscal years, and for the Company's vice president for the current year. There is no other compensation to other officers or employees that would require disclosure under this item.

         Name and                   Salary Cash   Bonus Cash     Other
   Principal Position       Year   Compensation  Compensation  Compensation
 ---------------------      ----   ------------  ------------  ------------
 Kenneth Owens              1998    $  11,000      $  19,000    $      -
 CEO and President          1999       17,500          6,000           -
     through June 2000      2000       11,000             -            -

 Larry White                2000    $ 123,000*     $ 148,041*   $  13,353**
 CEO July - Dec.            2000

 William Rigsby             2000    $  88,000*     $  36,672*   $  13,200**
 V-Pres. July - Dec.        2000

   *The numbers presented reflect salary received for the entire year. **Other compensation includes a vehicle allowance and contributions to a "SIMPLE" defined contribution retirement plan.

Director Compensation

The Company has paid a $1,500 director fee to each director for each of the past three years. During 2000 directors also received 300 shares of restricted common stock.

Compensation Committee Report on Executive Compensation

The Board of Directors delegates responsibility for executive compensation to the Compensation Committee which is presently comprised of two of the directors on the Board, Hugh W. Harling, Jr. and Larry
White.   The Committee approves all of the policies under which
compensation is paid or awarded to the chief executive officer, reviews, and, as required, approves such policies for executive officers, key management, and directors, and oversees the administration of executive compensation programs. The Compensation Committee meets at least annually to consider and make its determinations for the ensuing year. The Committee determines compensation for the chief executive officer based on its assessment of the individual performance of the officer, a review of the Company's operating performance, including but not limited to, earnings per share, cash flow generation, revenues, operating income, and strategic acquisitions, an analysis of total returns to shareholders relative to total returns generated by comparable public companies and a review of compensation of the chief executive officers of companies with businesses of comparable size.

Larry White became the chief executive officer of the Company effective June 17, 2000. The previous fifteen years he was the founder, president and chief executive officer of Whitemark Homes, Inc. Mr. White's compensation for calendar year 2000 was based primarily on past performance as the founder and chief executive officer of Whitemark, a wholly owned subsidiary of the Company, which was acquired April 1, 2000, and his duties and responsibilities as a public company official in the completion of the reverse acquisition.

The Committee recommended to the Board that directors' fees be set at $1,500 cash and 100 shares of restricted stock per director for each face to face meeting, and 100 restricted shares only for telephone meetings.

In September 1998, the Company filed an S-8 registration statement registering 200,000 common shares for a Stock Compensation Plan recommended by the committee and adopted by the Board. The Plan allows the directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors.
The Plan will allow these service providers to acquire proprietary interests in the Company in exchange for their services. These interests would provide incentives for high levels of service. No shares were issued under the Plan during 1998 or 1999. During 2000, the committee recommended and the Board approved the issuance of 123,350 S-8 shares to employees and consultants. After adjustment for the 2-for-1 split, there are currently 77,400 registered S-8 shares still available for use through the plan. Also recommended to the committee and approved by the Board was the issuance of 288,750 restricted common shares to employees and consultants.

Performance Graph - Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation's Common Stock against the cumulative total return of a peer company in the same line of business. Since the Company was listed on the "Pink Sheets" during the year (see Item 5), there was no published index on this market for comparison. In addition, it should be noted that the shareholder return on the Company's common stock from 1995 through the beginning of 2000 represented return on an investment in the Company's previous energy-related business. The graph assumes that the value of the investment in the Corporation's Common Stock and the peer company was $100 at December 31, 1995. GTII's numbers reflect a 1-for-3.5 reverse stock split in 1997 and a 2-for-1 forward stock split in 2000.

         (The graph is not available in this presentation format.)

Comparison of Five-Year Cumulative Total Return for Fiscal Years Ended
December 31

                              1995    1996   1997    1998   1999     2000
                             ------  -----  ------  -----   -----   -----
GTII Stock                   100.00  78.75  108.00  72.00   18.14    6.75

Peer Stock in Same           100.00  31.03   13.75   6.88   30.25   11.69
Industry (Century Builders
Group Inc.)


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's common stock as of March 15, 2001 with respect to (1) each person known by the Company to own beneficially more than 5% of the Company's common stock, (2) each of the Company's directors, and (3) all directors and officers of the Company as a group. The title of class is common stock, $.001 par value.

                                         # of Shares
     Name and                            Beneficially         Percent of
Address of Stockholder                      Owned                Class
------------------------------          -------------         ----------
 Larry White                              5,268,220             64.351%
 1437 Chippawa Lane
 Geneva, FL   32732

 Scott D. Clark                                 700               .008%
 369 North New York Ave.
 Winter Park, FL   32789

 Robert Early                                20,030               .245%
 2500 S. Willis, Ste. 200
 Abilene, TX   79605

 Hugh W. Harling, Jr.                           700               .008%
 746 Florida Blvd.
 Altamonte Springs, FL   32701

 Karen Lee                                   21,264               .260%
 104 Fossil Court
 Springtown, Texas  76082

 Andrea M. Williams O'Neal *                    700               .008%
 1214 Virginia Drive
 Kerrville, TX   78028

 William Rigsby                             325,000              3.970%
 2958 Division Street
 Oviedo, FL   32765

All directors and officers as a           5,636,614             68.851%
   group (7 persons)

*Andrea M. Williams O'Neal's spouse, Kenneth O'Neal, owns 350,400 shares of GTII (representing 4.28%).

Note: The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them,
with the exception of Larry White.   Mr. White's shares are held jointly
with his wife, Patricia White, so they have joint voting and investment power.

Changes in Control

A change in control occurred during the year 2000. GTII disposed of essentially all of its operating assets and at the same time acquired a privately held entity, Whitemark Homes Inc. Kenneth Owens, former president of GTII relinquished all of his preferred shares (representing 34% ownership of GTII) to GTII in exchange for oil and gas properties, Altair property, and 60% ownership of a GTII subsidiary. GTII issued 533,760 restricted common shares (1,067,520 after adjustment for split) of GTII (representing 41% ownership of GTII) to Larry White for total ownership of Whitemark Homes Inc. For more details see Management's Discussion and Analysis at Item 7. These transactions resulted in a change in control from Kenneth Owens to Larry White. Subsequently, GTII purchased additional projects, contracts, and options from Larry White by issuing 2,100,000 restricted common shares (4,200,000 after adjustment for split). He currently holds 64.35% of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a description of significant relationships and related transactions between the Company and management during the year ended December 31, 2000. All share amounts reflect the two shares-for-one share forward stock split effective in August 2000.

Effective as of April 1, 2000, the Company transferred most of its former energy-related business assets to Kenneth Owens, then a director, executive officer and principal stockholder of the Company, in exchange for his preferred stock interest in the Company. A further description of this transaction is set forth in Item 7 under Part II hereof and is incorporated herein by reference. As part of this business reorganization, on June 30, 2000 the Company issued 1,067,520 shares of common stock to Larry White, now a director, executive officer and principal stockholder of the Company, in exchange for all of the outstanding shares of Whitemark Homes, Inc., a residential real estate development company. On August 22, 2000, the Company issued 4,200,000 shares of common stock to Larry White and 300,000 shares of common stock to William Rigsby, an executive officer of the Company, in exchange for real estate properties. In connection with these transactions, the Company received assets with an estimated fair value of approximately $35 million, subject to liabilities with a fair value of approximately $7 million. However, these transactions were accounted for as a reverse acquisition with the acquired assets and liabilities reported in the Company's financial statements at the transferors' cost basis of $139,805.

During the year the Company constructed an office building for Larry White that the Company is leasing from him for its principal offices.
The Company moved its corporate offices into the building owned by Larry White during November 2000. The Company's lease obligations to be paid to Mr. White for this 4,400 square foot office space are $74,800 per year through 2005.

In August 2000, the Company issued a total of 400,000 shares of common stock to Kenneth R. O'Neal in exchange for financial consulting services for the Company valued at $157,500. Mr. O'Neal is the spouse of Andrea
M. Williams O'Neal, a director of the Company.

As of December 31, 2000, the Company was indebted to William Rigsby, an executive officer of the Company, in the amount of $135,000 Amounts under this loan arrangement are due as underlying homes being financed are sold, with interest payable at 15% per annum. Total interest expense on this loan was $12,325 in 2000.

Scott D. Clark, a director of the Company, serves as corporate counsel for the Company.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

 (a) The following documents are filed as a part of this report or are incorporated by reference.

  Financial Statements - The following information has been included in response to Item 8.

                                                              Page
                                                              ----
  - Report of Independent Certified Public Accountants         F-2
  - Consolidated Balance Sheets                                F-3
  - Consolidated Statements of Operations                      F-4
  - Consolidated Statements of Shareholders' Equity            F-5
  - Consolidated Statements of Cash Flows                      F-6
  - Notes to Consolidated Financial Statements                 F-7

Exhibits - The following Exhibits are furnished as a part of this report:

  3.1 Articles of Incorporation (amended) filed as a part of Form
      10-Q/A on November 30, 2000 (incorporated by reference)

  3.2 By-Laws previously filed with the SEC (incorporated by reference)

 10.1 Contract to acquire Whitemark Homes, Inc. filed as part of a Form 8-K amended on November 28, 2000 (incorporated by reference)

 10.2 Contract to acquire development properties filed as part of a Form 8-K amended on November 29, 2000 (incorporated by reference)

 16.1 Letter re change in certifying accountant filed as part of a Form 8-K filed on January 12,2000 (incorporated by reference)

 21.1 Subsidiaries of registrant (filed with this Form 10-K)

 23.1 Consent of Beemer, Pricher, Keuhnhackl & Heidbrink, P.A. (filed with this Form 10-K)

 (b)  Reports on Form 8-K

     November 28, 2000   -   Amended Form 8-K Acquisition or Disposition
                              of Assets

     November 29, 2000   -   Amended Form 8-K Changes in Control of
                             Registrant and Acquisition or Disposition of Assets

     February 23, 2001   -   Form 8-K for Acquisition of Assets

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GOLDEN TRIANGLE INDUSTRIES, INC.


Date:   April 6, 2001             By:   /s/   LARRY WHITE
                                        Larry White
                                        President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signatures                           Title                   Date
-----------------------------      ---------------------     -------------

 /s/ LARRY WHITE                   Chairman of the Board     April 6, 2001
Larry White                           and President



 /s/ ROBERT EARLY                    Chief Financial         April 6, 2001
Robert Early                            Officer



 /s/ SCOTT D. CLARK                    Director              April 6, 2001
Scott D. Clark



 /s/ HUGH W. HARLING, JR.              Director              April 6, 2001
Hugh W. Harling, Jr.



 /s/ KAREN LEE                         Director              April 6, 2001
Karen Lee



 /s/ ANDREA M. WILLIAMS O'NEAL         Director              April 6, 2001
Andrea M. William O'Neal

                       GOLDEN TRIANGLE INDUSTRIES, INC.



                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



    Report of Independent Certified Public Accountants   .  .  .  .  .    F-2

    Consolidated Balance Sheets as of December 31, 2000 and 1999  .  .    F-3

    Consolidated Statements of Operations for the fiscal years ended
              December 31, 2000, 1999 and 1998  .  .  .  .  .  .  .  .    F-4

    Consolidated Statements of Stockholders' Equity for the fiscal
              years ended December 31, 2000, 1999 and 1998  .  .  .  .    F-5

    Consolidated Statements of Cash Flows for the fiscal years ended
              December 31, 2000, 1999 and 1998  .  .  .  .  .  .  .  .    F-6

    Notes to Consolidated Financial Statements  .  .  .  .  .  .  .  .    F-7

                  REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Golden Triangle Industries, Inc.

We have audited the accompanying consolidated balance sheets of Golden Triangle Industries, Inc. (a Colorado corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Triangle Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



                          /s/ Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.






Orlando, Florida
April 5, 2001

             GOLDEN TRIANGLE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                 September 30,   December 31,
                                                     2000            1999
                                                  -----------    -----------
                                   ASSETS

Land and Home Inventory                           $ 7,925,304    $ 7,696,360
Cash                                                  187,194        181,187
Accounts Receivable                                    86,083        182,820
Prepaid Expenses                                       98,414        290,583
Other Assets                                          558,040        136,937
                                                  -----------    -----------
  TOTAL ASSETS                                    $ 8,855,035    $ 8,487,887
                                                  ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes Payable                                  $ 6,579,829    $ 6,722,484
   Accounts Payable                                   502,488        875,944
   Accrued Expenses                                    68,875        226,977
   Loans from officers                                135,000         37,975
                                                  -----------    -----------
      Total Liabilities                             7,286,192      7,863,380
                                                  -----------    -----------

Stockholders' Equity
  Common Stock($.001 par value, 100,000,000
    authorized, 8,174,791 and 2,603,791
  outstanding, respectively)                            8,175          2,604
  Class A preferred stock (None authorized
    at year end, none and 1,244 outstanding,
  respectively)                                            -             124
  Class B preferred stock (None authorized at
    year end, none and 1,032 outstanding,
    respectively)                                          -             103
  Additional paid in capital                        1,856,919         (2,830)
  Retained earnings/(deficit)                        (296,251)       624,506
                                                  -----------    -----------
      Total Stockholders' Equity                    1,568,843        624,507
                                                  -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 8,855,035    $ 8,487,887
                                                  ===========    ===========









The accompanying notes are an integral part of these financial statemtents.
                                    F-3

             GOLDEN TRIANGLE INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

           For the Years Ended December 31, 2000, 1999, and 1998





                                          2000          1999         1998
                                      -----------   -----------   -----------
REVENUES:
  Sales                               $12,161,679   $13,395,922   $ 6,751,948

Cost of sales                          10,001,469    11,001,118     6,012,866
                                      -----------   -----------   -----------
     Gross Profit                       2,160,210     2,394,804       739,082

Selling, General and
  Administrative Expenses               2,075,016     1,355,793       428,088
                                      -----------   -----------   -----------
     Income from Operations                85,194     1,039,011       310,994

Other Income/(Expenses)
  Equity in loss of equity
    method investee                      (204,621)           -            -
  Interest expense                       (564,808)     (637,882)    (189,922)
                                      -----------   -----------   -----------
Income/(Loss) Before Income Taxes        (684,235)      401,129       121,072

Income taxes                                   -             -             -
                                      -----------   -----------   -----------
    Net Income/(Loss)                 $  (684,235)  $   401,129   $   121,072
                                      ===========   ===========   ===========


Net income/(loss) per common share    $     (0.13)  $      0.15   $      0.05
                                      ===========   ===========   ===========

Weighted average shares outstanding     5,180,055     2,603,791     2,603,791
                                      ===========   ===========   ===========














The accompanying notes are an integral part of these financial statemtents.
                                    F-4

             GOLDEN TRIANGLE INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

           For the Years Ended December 31, 2000, 1999, and 1998
                                                                                                 Unrealized
                                                                                                   Gain/
                                                            Preferred Stock          Additional   (Loss) on
                                   Common Stock        Series A         Series B      Paid In    Marketable  Retained
                                 Shares     Amount    Shares Amount   Shares Amount   Capital    Securities  Earnings      Total
                                ---------  --------   -----  ------   -----  ------  ----------   ---------  ---------  ----------
Balances at January 1, 1998     2,603,791  $  2,604   1,244  $  124   1,032  $  103  $   (2,830)  $      -   $ 200,879  $  200,880

  Distributions                        -         -       -       -       -       -           -           -     (33,825)    (33,825)
  Net income                           -         -       -       -       -       -           -           -     121,072     121,072
                                ---------  --------   -----  ------   -----  ------  ----------   ---------  ---------  ----------
Balances at December 31, 1998   2,603,791     2,604   1,244     124   1,032     103      (2,830)         -     288,126     288,127

  Distributions                        -         -       -       -       -       -           -           -     (64,749)    (64,749)
  Net income                           -         -       -       -       -       -           -           -     401,129     401,129
                                ---------  --------   -----  ------   -----  ------  ----------   ---------  ---------  ----------
Balances at December 31, 1999   2,603,791     2,604   1,244     124   1,032     103      (2,830)         -     624,506     624,507

  Recapitalization to effect
    reverse acquisition                -         -       -       -       -       -      852,663     (59,234)        -      793,429
  Distributions                        -         -       -       -       -       -           -           -    (236,522)   (236,522)
  Conversion of preferred
    to common                      22,760        23  (1,244)   (124) (1,032)   (103)        204          -          -           -
  Stock issued under DRP
    program                        14,340        14      -       -       -       -       22,898          -          -       22,912
  Stock issued under S-8
    registration                  242,600       243      -       -       -       -      130,095          -          -      130,338
  Restricted stock issued
    for property                4,700,000     4,700      -       -       -       -      635,105          -          -      639,805
  Restricted stock issued to
    employees and consultants     580,500       580      -       -       -       -      202,595          -          -      203,175
  Restricted stock issued for
    cash                           10,800        11      -       -       -       -       16,189          -          -       16,200
  Unrealized appreciation on
    investments available
    for sale                           -         -       -       -       -       -           -       59,234         -       59,234
  Net loss                             -         -       -       -       -       -           -           -    (684,235)   (684,235)
                                ---------  --------   -----  ------   -----  ------  ----------   ---------  ---------  ----------
Balances at December 31, 2000   8,174,791  $  8,175      -   $   -       -   $   -   $1,856,919   $      -   $(296,251) $1,568,843
                                =========  ========   =====  ======   =====  ======  ==========   =========  =========  ==========

<F1>
The accompanying notes are an integral part of these financial statemtents.
                                    F-5

             GOLDEN TRIANGLE INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Increases/(Decreases) in Cash Flows
           For the Years Ended December 31, 2000, 1999, and 1998

                                          2000          1999         1998
                                      -----------   -----------   -----------
Cash Flows from Operating Activities:
  Net income/(loss)                   $  (684,235)  $   401,129   $   121,072
  Adjustments to reconcile net income
  to net cash flows from operating
  activities:
    Services acquired with stock          333,513            -             -
    Other income from reorganization      (51,823)           -             -
    Equity in subsidiary's loss           204,621            -             -
  Changes in operating assets and
  liabilities:
    Land and home inventory              (393,025)      486,647    (2,753,733)
    Accounts receivable                    91,737        31,381       (17,361)
    Prepaid expenses                      192,169        88,146      (121,336)
    Other assets                           26,406       (61,855)       50,860
    Accounts payable                     (523,718)      138,803       239,773
    Accrued expenses                      (77,652)     (183,581)      227,223
                                      -----------   -----------   -----------
  Net cash flows from operating
    activities                           (882,007)      900,670    (2,253,502)
                                      -----------   -----------   -----------
Cash Flows from Investing Activities:
  Cash received in merger                   3,169            -             -
                                      -----------   -----------   -----------

Cash Flows from Financing Activities:
  Proceeds from notes payable          10,042,124     9,152,801     7,393,615
  Repayment of notes payable           (9,056,894)   (9,957,845)   (5,278,876)
  Loans from stockholders                  97,025            -        145,127
  Repayment of loans from stockholders         -       (202,052)           -
  Proceeds from stock issuance             39,112            -          2,000
  Distributions                          (236,522)      (64,749)      (35,825)
                                      -----------   -----------   -----------
  Net cash flows from financing
    activities                            884,845    (1,071,845)    2,226,041
                                      -----------   -----------   -----------
    Net Increase in Cash                    6,007      (171,175)      (27,461)
Cash at Beginning of Period               181,187       352,362       379,823
                                      -----------   -----------   -----------
  Cash at End of Period               $   187,194   $   181,187   $  352,362
                                      ===========   ===========   ===========

Supplemental Disclosures:
  Cash paid for interest              $   885,395   $  560,156    $  351,954
  Cash paid for income taxes                   -    -     -

Non-cash Investing and Financing Activity:
  Interest on notes payable capitalized
    into land and home inventory      $    74,000   $  216,574    $  258,803
  Reduction of note payable for
    participating interest                877,885      547,381            -
  Stock issued for land and home
    inventory                             639,805           -             -
  Stock issued under S-8 registration     125,213           -             -
  Restricted stock issued to employees
    and consultants                       203,175           -             -

The accompanying notes are an integral part of these financial statemtents.
                                    F-6

                      GOLDEN TRIANGLE INDUSTRIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Years Ended December 31, 2000, 1999, and 1998


NOTE 1:   GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Golden Triangle Industries, Inc. (the Registrant) was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. Until April 1, 2000, the Registrant was involved in the oil and gas production and services industries. As discussed at Note
2, on April 1, 2000, the Registrant disposed of its oil and gas industry related activities and assets and acquired Whitemark Homes, Inc. (Whitemark) in a transaction accounted for as a reverse acquisition. The following discussions of consolidation are relevant for the nine months ended December 31, 2000. Information for periods prior to April 1, 2000 is for Whitemark.

The consolidated entity is engaged in residential development and home construction in the Central Florida area.

PRINCIPLES OF CONSOLIDATION:   The consolidated financial statements include
the accounts of Golden Triangle Industries, Inc. and its subsidiary (the Company). All significant inter-company balances and transactions have been eliminated. The Company's consolidated subsidiary at December 31, 2000 is Whitemark Homes, Inc.

Whitemark's financial statements consist of activities carried on by Whitemark and in other entities that are majority owned by Whitemark. This arrangement is utilized to segregate activities and limit overall liability to the Company. The Whitemark Group consists of the following entities:
Whitemark Homes, Inc., Whitemark, Inc., River Walk General Partnership, Whitemark at Woodbury, Inc., Whitemark at Oak Park, Inc., Home Funding, Inc., Fox Glen Limited Partnership, and Sheeler Hills Limited Partnership. Effective April 1, 2000, Whitemark, Inc., Whitemark at Woodbury, Inc., and Whitemark at Oak Park, Inc. were merged into Whitemark Homes, Inc. with Whitemark Homes, Inc. being the only surviving corporation. Also, Home Funding, Inc. became a wholly owned subsidiary of Whitemark Homes, Inc. through a stock transfer. In addition, the River Walk General Partnership terminated its activities during the year 2000. The activities and assets of these entities have been combined due to common majority ownership. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS:   The Company considers all highly liquid
investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

LAND AND HOME INVENTORY:   Land and home inventory is stated at the lower
of cost or market value, with cost determined using the specific identification method. Costs include land purchases, other direct project development costs, direct home construction costs, and indirect development and construction costs. Indirect costs are allocated to each residential property based on relative sales value of the home and lot. Direct costs include construction period interest.

LONG-TERM ASSETS:   The Company applies Statement of Financial Accounting
Standard (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets." Under SFAS 121, long-lived assets and certain intangibles are reported at the lower of cost or estimated recoverable amounts.

EQUITY METHOD INVESTEES:   The equity method of accounting is used when the
Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities.

REVENUE RECOGNITION:   Sales of the Company's homes are generally made
pursuant to a standard contract that requires a down payment of up to 10% of the sales price. The contract includes a financing contingency that permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period (typically four to six weeks). The Company reports an undelivered home sale as part of its backlog upon execution of the sales contracts and receipt of the down payment. Revenue is recognized only when the closing occurs for the sale and delivery of a home and lot.

INCOME TAX STATUS: The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements, if such differences are significant.

EARNINGS PER SHARE:   Accounting rules provide for the calculation of
"Basic" and "Diluted" earnings per share. Basic earnings per common share excludes dilutive securities and is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity on an as if converted basis. This is calculated by dividing net income/(loss) available to common shareholders, as adjusted if necessary, by the weighted average number of common shares outstanding plus potential dilutive securities.

USE OF ESTIMATES:   The preparation of financial statements in conformity
with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses in the financial statements. Actual results could differ from those estimates.

RECLASSIFICATIONS:   Certain items included in prior years' financial
statements have been reclassified to conform to current year presentation.

CONCENTRATIONS OF CREDIT RISK:   The Company's residential development and
home building business is currently located exclusively in the Orlando, Florida area. Exposure to credit risk is affected by conditions within the industry. Reductions in economic conditions could significantly reduce the level of demand for homes in the area, although none is anticipated at the present time.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Unless otherwise specified, the Company believes the book value of the financial instruments approximates their fair value.

NOTE 2:   SIGNIFICANT TRANSACTIONS EFFECTING THE REGISTRANT DURING 2000

Disposition of Oil and Gas, Salt Water Disposal, Sand and Gravel Businesses and Other Activities

In a measure approved by stockholders at the Registrant's annual meeting on June 17, 2000 and made effective April 1, 2000, the Registrant entered into an exchange with Kenneth Owens, its President, for all of his 79,832 shares (798,320 common shares equivalent) (as adjusted for the August stock split) of Class B Preferred stock. Mr. Owens controlled approximately 40% of the allowable votes of the Registrant. In this transaction, all of the oil and gas, the remaining salt water disposal, and all of the sand and gravel assets along with the Altair property were transferred to Mr. Owens along with the County Line SWD, Inc. and Jim Wells SWD, Inc. subsidiaries. The remaining financial assets, cash, marketable securities, receivables, administrative fixed assets, and administrative accounts payable were transferred to a newly created corporation, Golden Square Industries, Inc. of which Mr. Owens received 60% ownership and the Registrant retained 40%.

Acquisition of Whitemark Homes, Inc.

Simultaneous with the exchange described above, the Registrant acquired Whitemark Homes Inc., as approved by the stockholders. In this transaction, Whitemark's stockholders received a total of 1,067,520 shares of the Company's common stock in exchange for 100% of Whitemark's outstanding shares. Whitemark, as mentioned above, is a residential real estate developer and home builder, with operations in the Orlando, Florida area. Additionally, on June 30, 2000, the Board of Directors approved the acquisition of development land inventories with projected revenue potential of $34,000,000 from entities controlled by Larry White, the new president of the Company, in exchange for 4,500,000 common shares.

Due to the control that transferred to the stockholders of Whitemark coupled with the discontinuance of the Registrant's previous business, this acquisition has been accounted for as a reverse acquisition using the purchase method of accounting. In connection with the transaction, the Company acquired assets with an estimated fair value of $35 million and assumed liabilities with a fair value of $7 million. However, due to the change in control and the reverse acquisition accounting treatment, the basis in assets and liabilities are being reported on the Company's books at their basis on the books of Whitemark and in the hands of other controlled entities rather than at fair value. Additionally, as mentioned above because of the reverse acquisition accounting, the historical financial statements of Whitemark become the historical and continuing financial statements of the Registrant. The remaining assets of Golden Triangle were treated as the acquired assets and were recorded at fair value.

Results of operations of Golden Triangle are included in the accompanying consolidated financial statements for the period from April 1, 2000 through December 31, 2000.


NOTE 3:   LAND AND HOME INVENTORY

Land and home inventory consists of the following at December 31, 2000 and 1999:

                                                       2000          1999
                                                    ----------    ----------
    Project development costs                       $4,931,351    $2,381,885
    Home construction costs                          2,993,953     5,314,475
                                                    ----------    ----------
                                                    $7,925,304    $7,696,360
                                                    ==========    ==========

NOTE 4:   CASH

Cash includes a certificate of deposit of $50,956. Use of the certificate is restricted until completion of the Meadows project, which is expected to occur in 2001.


NOTE 5:   EQUITY METHOD INVESTMENTS

As mentioned in Note 2, during the reorganization of Golden Triangle, the Company retained a 40% equity interest in Golden Square Industries, Inc.
(GSI). Since this investment is less than 50% and the Company has no control over the activities of GSI, it is carried on the equity basis. This GSI's primary assets are cash, marketable securities, receivables, and property and equipment as presented in the following summarized financial statements.

                       Summarized Balance Sheet
                       As of December 31, 2000

    Cash and cash equivalents                             $  258,711
    Marketable securities (net)                              373,443
    Accounts receivable-related parties                      813,434
    Property and equipment                                   511,000
    Other assets                                              10,298

    Accounts and accrued payables                            (11,825)
                                                          ----------
    Net Equity                                            $1,955,061
                                                          ==========

                  Summarized Statement of Operations
             For the Nine Months Ended December 31, 2000

    Revenue                                               $   22,016
    Net realized and unrealized loss on investments          (93,432)
    Selling, general and administrative expenses            (492,479)
    Interest expense                                           4,497
                                                          ----------
          Net loss                                        $ (568,392)
                                                          ==========

During 2000 Golden Triangle borrowed $250,000 from Golden Square. Terms of this borrowing stipulate that Golden Triangle will give up 2% ownership in Golden Square if these amounts are not repaid at each of the specified renewal dates. As of December 31, 2000, this borrowing had been renewed twice without repayment and Golden Triangles' ownership of Golden Square has been reduced to 36%.

NOTE 6:   NOTES PAYABLE

Notes payable consist of the following at December 31, 2000 and 1999:

                                                       2000          1999
                                                    ----------    ----------
  Construction loans with banks -interest
  of 10.0% to 10.5% due monthly, principal
  due as homes are sold, secured by real
  estate                                            $5,059,795    $4,271,106

  Obligations to participation mortgage lender -
  payments due based on cash flows of Fox Glen
  and Sheeler Hills projects, secured by real
  real estate and partnership interests              1,055,616     2,208,500

    Other loans                                        464,418       242,878
                                                    ----------    ----------
                                                    $6,579,829    $6,722,484
                                                    ==========    ==========

The obligations to a participation mortgage lender consist of $1,055,616 of mortgage principal and accrued interest. There is no additional participation liability at December 31, 2000.

Interest costs incurred totaled $959,395 in 2000 and $967,949 in 1999.
These amounts included capitalized interest of $394,587 in 2000 and $330,067 in 1999.


NOTE 7:   LEASES

The Company leases office equipment under noncancellable operating leases. The Company also leases its office building from a related party (see Note
8). Future annual minimum rental commitments under all long-term operating leases are as follows:

                 2001                                 $ 97,713
                 2002                                   91,686
                 2003                                   81,973
                 2004                                   77,995
                 2005                                   74,800
                 Thereafter                              6,233
                                                      --------
                                                      $430,400
                                                      ========

Rent expense for 2000 under all operating leases was $38,676. The Company began subleasing a portion of its corporate office building in December 2000. Future minimum lease payments to be received are $31,824 annually for the years 2001 through 2003.


NOTE 8:   RELATED PARTY TRANSACTIONS

The loan from officer is due as homes are sold, with interest payable at 15%. Total interest expense on this loan was $12,325 in 2000 and $11,917 in 1999.
                                    F-11

As discussed in Notes 2 and 9, the Company transferred significant assets (oil and gas assets, oilfield service assets, real estate, and the bulk of its financial assets) to Kenneth Owens, its former president, in exchange for his preferred stock. Simultaneously with that transaction, the Company issued common stock to the stockholders of Whitemark to acquire that entity. Larry White, the primary owner of Whitemark was then elected president of the Company. This effectively resulted in a transfer of control of the Company from Kenneth Owens to Larry White. Subsequent to this transfer, the Board of Directors approved the acquisition of development properties from Larry White and other entities within his control in exchange for the issuance of 4,500,000 common shares.

As presented in the balance sheet and statement of cash flows, the Company has borrowed funds from an officer for development projects. The Company moved its offices to a building owned by Larry White during November 2000. Lease obligations for this building are $74,800 annually through 2005.


NOTE 9:   STOCK TRANSACTIONS

The Board of Directors approved a 2 for 1 forward stock split with a record date of August 25, 2000. All historical share amounts and per share amounts in these financial statements and notes have been adjusted to reflect this split.

The Company issued 14,340 common shares under its Dividend Reinvestment Plan and Stock Purchase Plan since April 1, 2000, for proceeds of $22,912. The Registrant issued 4,898 shares for proceeds of $9,856 during the quarter ended March 31, 2000.

At the stockholders meeting in June 2000, the stockholders approved an amendment to the Registrant's Articles of Incorporation that eliminated authorization for preferred stock. As a result of this measure, 22,760 common stock shares (on the basis of ten common shares for each preferred share) are being treated as outstanding in place of the preferred shares that have not been converted. The Company is in the process of having the preferred share certificates converted. During the quarter ended March 31, 2000, 8,860 common shares were issued in exchange for 870 Class A preferred shares and 16 Class B preferred shares.

As discussed in Note 1, Kenneth Owens (the Company's former president) returned a controlling block of 79,832 Class B Preferred shares in exchange for certain assets and liabilities of the Company.

Also, as discussed in Note 1, the Registrant issued 1,067,520 common shares for the acquisition of Whitemark Homes, Inc. However, because the historical financial statements are those of Whitemark Homes with the reverse acquisition accounting, the Statement of Stockholders Equity presents the number of shares outstanding as though Whitemark had performed a split of its shares. The 1,536,271 shares represent the interests for Golden Triangle stockholders in this presentation which is as though Whitemark were issuing shares to the Golden Triangle stockholders.

In June 2000, developmental land inventories with a cost basis of $139,805 were acquired from related parties for 4,500,000 common shares. Cost basis of the related parties is carried over to the books of the Company because of the fact that the related parties retained a significant interest in these properties through their ownership interests in the Company.

During August 2000, the Company issued 238,500 shares valued at $125,213 under its existing S-8 registration and 580,500 restricted shares valued $203,175 to employees and consultants for services rendered historically and during the process of the merger negotiations. The Company also privately placed 10,800 restricted shares for cash of $16,200. During October 2000, the Company issued 120,000 restricted common shares and 80,000 S-8 shares as partial consideration in conjunction with its acquisition of a development property. During November 2000, the Company issued 4,100 S-8 shares to consultants in exchange for public relations and engineering services.


NOTE 10:   STOCK COMPENSATION PLAN

In September 1998, the Company filed an S-8 registration statement registering 200,000 common shares for a Stock Compensation Plan recommended by the committee and adopted by the Board. The Plan allows the directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors. The Plan will allow these service providers to acquire proprietary interests in the Company in exchange for their services. These interests would provide incentives for high levels of service. No shares were issued under the Plan during 1998 or 1999. During 2000, the committee recommended and the Board approved the issuance of 123,350 S-8 shares to employees and consultants. After adjustment for the 2-for-1 split, there are currently 77,400 registered S-8 shares still available for use through the plan. Also recommended to the committee and approved by the Board was the issuance of 288,750 restricted common shares to employees and consultants.


NOTE 11:   RETIREMENT PLAN

The Company has established a "SIMPLE" defined contribution retirement plan which covers all electing full-time employees over age twenty-one with two years of service. The Company contributed $11,016 for the year ended December 31, 2000, which represents a match of participants' contributions up to the lesser of 3% of a participant's wages or a maximum contribution of $6,000 per participant.


NOTE 12:   EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per common share (EPS) for the years ended December 31, 2000, 1999, and 1998.

                                           2000          1999        1998
                                        ---------    ----------  ----------
Numerator:
 Net income/(loss)                      $(684,235)   $  401,129  $  121,072
Denominator:
 Weighted average shares
   outstanding (1)                      5,180,055     2,603,791   2,603,791
Earnings/(loss) per share:
 Basic:                                 $   (0.13)   $     0.15  $     0.05

 (1) The outstanding shares of Whitemark for 1998 and 1999 have been restated as if the merger with Golden Triangle had occurred as of January 1, 1998.

NOTE 13:   SUBSEQUENT EVENT

In February of 2001 Whitemark Homes, Inc. obtained a participation loan of $1,000,000 in connection with the Glenbrook real estate development project. The repayment terms include a provision that the lender will be repaid principal plus the greater of (a) 25% of the profits from lot sales, (b) a fixed interest total of $1,000,000, or (c) a 32% internal rate of return on the loan.

NOTE 14:   INCOME TAXES

Prior to April 1, 2000, Whitemark was an S corporation under Section 1361(a) of the Internal Revenue Code. This S corporation election was terminated for the companies in the Group at that time, due to their acquisition of Whitemark by Golden Triangle. At April 1, 2000, the companies became part of an affiliated group that intends to file a consolidated tax return for 2000. Subchapter S corporations generally do not incur income tax because of their passthrough nature. Therefore, no provision for income tax expense is presented for the years ended December 31, 1999 and 1998. During the year ended December 31, 2000, the affiliated group has experienced a consolidated net loss. Therefore, no provision for income tax expense or benefit is reflected in the accompanying consolidated financial statements.

The net deferred tax balance reflected in the accompanying statement of financial position at December 31, 2000 includes the following components:

 Deferred tax assets                                 $  239,482
 Deferred tax liabilities                                    -
                                                     ----------
                                                        239,482
 Valuation allowance                                   (239,482)
                                                     ----------
   Net deferred tax balance                          $       -
                                                     ==========

The Company's deferred tax assets are primarily related to net operating loss carryforwards, accruals and the allowance for doubtful accounts. The Company has approximately $684,000 of net operating loss carryforwards as of December 31, 2000.

Given the current financial condition of the entity, a valuation allowance against the net deferred tax assets has been recorded as management believes it is not more likely than not that the assets will be recovered.