Form 10-Q
period 2001-03-31
GOLDEN TRIANGLE INDUSTRIES INC/
filed 2001-05-21
CIK 42284

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly Period Ended MARCH 31, 2001

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                to               .


                    Commission File No. 0-8301


                 GOLDEN TRIANGLE INDUSTRIES, INC.
      (Exact Name of Registrant as Specified in its Charter)



     State of Colorado                              25-1302097
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                  Identification #)


      650 South Central Avenue, Suite 1000, Oviedo, FL  32765
             (Address of Principal Executive Offices)




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

 There were 8,189,702 shares, Common Stock, $.001 Par Value as of
March 31, 2001.

                   GOLDEN TRIANGLE INDUSTRIES, INC.

                              FORM 10-Q

                                INDEX


                                                                      Page
Part I.   Financial Information

     Item 1.   Financial Statements .  .  .  .  .  .  .  .  .  .  .    3

     Item 2.   Management's Discussion and Analysis   .  .  .  .  .    8


Part II:  Other information

     Item 2:   Changes in Securities and Use of Proceeds .  .  .  .   10

     Item 6:   Exhibits and Reports on Form 8-K   .  .  .  .  .  .    10


Signatures  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   11

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                   GOLDEN TRIANGLE INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS

                                                    March 31,     December 31,
                                                     2001            2000
                                                  -----------    -----------
                                                  (Unaudited)
ASSETS

   Land and home inventory                        $ 9,207,333    $ 7,925,304
   Cash                                               523,273        187,194
   Accounts receivable                                 52,546         86,083
   Prepaid expense                                     79,434         98,414
   Other assets                                       552,165        558,040
                                                  -----------    -----------
   TOTAL ASSETS                                   $10,414,751    $ 8,855,035
                                                  ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                  $ 8,111,538    $ 6,579,829
   Accounts payable                                   475,854        502,488
   Accrued expenses                                   346,464         68,875
   Loans from officer                                 135,000        135,000
                                                  -----------    -----------
            Total Liabilities                       9,068,856      7,286,192

Stockholders' Equity
  Common stock ($.001 par value, 100,000,000
   authorized, 8,189,702 and 8,174,791
   outstanding, respectively)                           8,190          8,175
  Additional paid in capital                        1,880,872      1,856,919
  Retained earnings/(deficit)                        (543,167)      (296,251)
                                                  -----------    -----------
     Total Stockholders' Equity                     1,345,895      1,568,843
                                                  -----------    -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $10,414,751    $ 8,855,035
                                                  ===========    ===========


See accompanying selected information.
                                     3

                      GOLDEN TRIANGLE INDUSTRIES, INC.
                       CONSOLIDATED INCOME STATEMENTS
                                (Unaudited)

                                                  Three Months Ended March 31,
                                                     2001           2000
                                                  -----------    -----------
REVENUES:
   Sales                                          $ 1,921,186    $ 2,962,814

   Cost of sales                                    1,572,775      2,492,819
                                                  -----------    -----------

GROSS PROFIT                                          348,411        469,995

Selling, general, and administrative  expenses        384,326        255,056
                                                  -----------    -----------

INCOME/(LOSS) FROM OPERATIONS                         (35,915)       214,939

Other Income/(Expenses):
   Interest expense                                  (190,829)      (114,538)
   Equity in loss of equity method investee           (20,172)            -
                                                  -----------    -----------

Income/(Loss) Before Income Taxes                    (246,916)       100,401

   Income tax benefit/(expense)                            -              -
                                                  -----------    -----------

NET INCOME/(LOSS)                                 $  (246,916)   $   100,401
                                                  ===========    ===========

Earnings/(Loss) per Common Share                  $     (0.03)   $      0.04
                                                  ===========    ===========

Weighted average shares outstanding                 8,179,187      2,603,791
                                                  ===========    ===========




See accompanying selected information.
                                     4

                      GOLDEN TRIANGLE INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              Increase/(Decrease) in Cash and Cash Equivalents
                                (Unaudited)


                                                  Three Months Ended March 31,
                                                      2001          2000
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                               $  (246,916)   $   100,401
  Adjustments to reconcile net income/(loss) to
  net cash used by operating activities:
    Services acquired with stock                       11,308             -
    Equity in investee's loss                          20,172             -
  Changes in operating assets and liabilities:
    Land and home inventory                        (1,131,180)      (478,594)
    Accounts receivable                                33,537       (165,778)
    Prepaid expenses                                   18,980            211
    Other assets                                      (14,298)         1,337
    Accounts payable                                  (26,634)        51,116
    Accrued expenses                                  277,589        (27,283)
                                                  -----------    -----------
NET CASH (USED) BY OPERATING ACTIVITIES            (1,083,131)      (518,590)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    None

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                      2,822,047      2,448,031
   Repayments of notes payable                     (1,415,497)    (1,840,312)
   Proceeds from issuing stock                         12,660             -
   Repayment of loans from related parties                 -         (20,000)
   Distributions                                           -          (9,000)
                                                  -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           1,419,210        578,719
                                                  -----------    -----------
   Increase in Cash                                   336,079         60,219

Cash at Beginning of Year                             187,194        181,187
                                                  -----------    -----------
   CASH AT END OF PERIOD                          $   523,273    $   241,316
                                                  ===========    ===========

Supplemental Disclosures
  Cash paid for interest                          $   158,829    $   140,039
  Cash paid for income taxes                               -              -

  Non-cash Investing and Financing Transactions:
   Interest on notes payable capitalized as
    land and home inventory                       $    25,689    $    18,500
   Increase in note payable for
    participating interest                            125,160             -
   Stock issued for land and home inventory            10,990             -
   Restricted stock issued to directors                   400             -

See accompanying selected information.
                                     5

                      GOLDEN TRIANGLE INDUSTRIES, INC.
         SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               March 31, 2001



NOTE 1:   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three months ended March 31, 2001 and 2000 include the accounts of Golden Triangle Industries, Inc. (the "Company") and all subsidiaries in which a controlling interest is held. The Company's investments in entities in which a less than controlling interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

These financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying condensed consolidated financial statements have been made. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited balance sheet of the Company as of that date. The Company acquired Whitemark Homes, Inc. ("Whitemark") effective April 1, 2000, in a transaction that was accounted for as a reverse acquisition. In a reverse acquisition, the acquired entity (in this case, Whitemark) becomes the acquirer for accounting purposes. Accordingly, the accompanying comparative financial statements for the three months ended March 31, 2000 reflect results of operations and cash flows of Whitemark rather than the previously reported financial information of Golden Triangle Industries, Inc.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in the Company's financial statements for 2000 that were filed with the Securities and Exchange Commission on Form 10-K during April 2001. This Form 10-K is available through the internet on the SEC's EDGAR database at www.sec.gov or from the Company upon request.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Business

The Company has two primary business activities: Home building and Financial Services. Home building is by far the most significant of these segments as the financial services function primarily as a supporting and facilitating operation.

Home building operations include the sale and construction of single-family attached and detached homes in the Orlando, Florida area by Whitemark
                                     6

Homes, Inc. These activities also include the purchase, development, and sale of residential land by the Company. Sales of the Company's homes are generally made pursuant to a standard contract that requires a down payment of up to 10% of the sales price. The contract includes a financing contingency that permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period, typically four to six weeks. The Company reports an undelivered home sale as part of its backlog upon execution of the sales contracts and receipt of the down payment. Revenue is recognized only upon the closing and delivery of a home. The Company estimates that the average period between the execution of a purchase agreement for a home and delivery is approximately six months. The Company's backlog at March 31, 2001 and 2000 was approximately $7,200,000 (60 units) and $7,600,000 (74 units), respectively.

Financial Services are conducted primarily through the Company's subsidiary, Home Funding, Inc., which provides mortgage financing, title insurance, and closing services for the Company's home buyers. This subsidiary packages and resells residential mortgage loans and provides mortgage loan servicing activities.


NOTE 2:   EQUITY METHOD INVESTEE

The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities. The Company owns 36% of Golden Square Industries, Inc.

                       Golden Square Industries, Inc.
                          Summarized Balance Sheet
                            As of March 31, 2001

    Cash and cash equivalents                      $   89,453
    Marketable securities (net)                       365,279
    Accounts and notes receivable                     320,133
    Accounts receivable-related parties             1,158,601
    Property and Equipment                            508,642

    Accounts and accrued payables                      (6,998)
                                                   ----------
    Net Equity                                     $2,435,110
                                                   ==========


NOTE 3:   STOCK TRANSACTIONS

The Company has issued 9,018 common shares under its Dividend Reinvestment Plan during 2001 for total proceeds of $12,660.

Directors were issued 400 shares of common stock as partial payment of directors fees and 5,495 shares valued at $10,990 were issued to an engineer for professional services.


NOTE 7:   SUBSEQUENT EVENTS

During April 2001, the Company has been successful in getting its stock back to trading on the bulletin board.

In another significant transaction, the Company has entered into an agreement to purchase 1,500 acres of undeveloped land in west Houston, Texas. The terms of the agreement call for the Company to pay $20 million in cash. The closing for this purchase is scheduled to occur during the last half of August 2001. This delay in closing is designed to provide time for the performance of environmental studies and review of permitting and site development requirements. The Company's purchase of this property is subject to one contract to purchase a small section of the property for approximately $4 million. In addition, the Company has been in contact with several other Houston area home builders who have expressed significant interest in purchasing sections of the property. The Company is in the process of arranging its financing for this acquisition.

      Item 2:  Management's Discussion and Analysis of Financial Condition and
Results of Operations.


General Overview

The Company, through its wholly owned subsidiary, Whitemark Homes, Inc., develops real estate and builds homes. These efforts are concentrated in under served markets for entry-level, first-time move-up and vacation home buyers. On a national level, housing construction appears to be fairly strong in light of some other indications of slowing growth. Indicators for construction have remained strong along with consumer spending, even as indicators for the industrial sector have slowed. Recent reductions in interest rates by the Federal Reserve have lowered the cost of construction financing and have also resulted in lower mortgage rates to home buyers, although to a lesser extent. The Company's management is optimistic about operations as the year progresses. Projects in the Company's inventory should produce growth in revenues and profits over the next two years. As mentioned above, interest rates and consumer confidence are driving the housing industry. Statistics indicate that both unemployment and interest rates in the Company's largest target market (the Orlando, Florida area) are relatively low.

In addition to residential development and home building, the Company has a subsidiary that assists home buyers in obtaining mortgages and accessing mortgage assistance programs aimed at the Company's target markets. This subsidiary, originally established to augment the Company's sales efforts, has now grown to the point of providing these services to the public.

As previously reported, the Company changed its direction from energy services to real estate development and home building effective April 1, 2000. The Company disposed of its energy-related assets in exchange for stock of the Company and issued stock of the Company to acquire Whitemark Homes, Inc. Further information on this exchange is available in the Company's filings on Form 8-K, Form 10-Q, and Form 10-K for 2000.

The Company's Board of Directors has approved a measure to be made final at the Company's annual meeting in June 2001 to change the Company's name and trading symbol. The Company will change its name to Whitemark Homes, Inc., and a new trading symbol is expected to represent the Company's new name.


Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. Cash flow from operations declined during the first quarter of 2001 from the same quarter of 2000 largely due to the costs of developing the infrastructure of the Glenbrook property. The Company expects to complete construction of three model homes for the subdivision in July while continuing the development of the infrastructure such as streets and utilities. Sales of homes from this property are expected to begin during July 2001. This project is expected to yield gross revenues of $52,000,000 over its build-out period of approximately 36 months.

On March 31, 2001, the Company had outstanding borrowings of $8,111,538. This is up $1,531,709 from the $6,579,829 balance at December 31, 2000.
The Company currently finances its projects with project-specific construction loans. These loans are secured by the project and are drawn down and repaid based on the progress of the project. There is no expectation that this financing arrangement will not be available in the foreseeable future. However, management continually reviews other possible financing alternatives. The Company believes that funds generated from operations and expected borrowing availability from the private and public market will continue to be sufficient to fund the Company's working capital requirements during the foreseeable future.

The Company has seven communities in various stages of completion at the present time. In addition, the Company is scheduled to commence four new projects during the last half of May 2001. These projects have total estimated revenue potential of $37,000,000, consisting of 240 homes.

The Company is continually exploring opportunities to purchase parcels of land for its development and home building operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options. The Company continues to increase its land development and construction activities in response to current and anticipated demand and expects to pursue additional land acquisition and development opportunities in the future. The Company is currently examining potential opportunities in multifamily housing and modular homes. The Company is in negotiations to purchase home builders in several markets. Some of these acquisitions are expected to close in the third and fourth quarters of 2001, and terms are expected to include payment of cash, assumption of debt, and issuance of common stock.

In this regard, the Company announced during May 2001 that it had reached an agreement to purchase a 1,500 acre parcel of undeveloped land in western Houston, Texas. This property has very significant revenue and profit potential for the future. Estimates of total lot sales revenue for the entire parcel are in excess of $100 million. The Company has ongoing negotiations with several large home building concerns, both national and local to Houston, relative to purchasing lots and/or portions of this acreage and has several builders under contract to purchase lots. The Company is currently in the process of performing due diligence studies regarding all of the normal concerns, such as an environmental liability study, a title search, etc. The Company is also in the process of arranging financing for the $20 million purchase price. This financing may take the form of debt, equity, or a combination thereof.

Additionally, the Company is introducing its first manufactured homes in the form of modular construction. It has entered into an agreement with a manufacturer of modular homes to deliver 30 such homes to be utilized in one affordable home community. The major advantage of modular home construction is a reduction in the time required to deliver a home from the point of sale to closing of the purchase. The modular home can be constructed in four to six weeks as compared with four to six months for a conventionally built house. The modules are delivered to the construction site where a crane assembles the homes on concrete stem wall foundations. The homes are indistinguishable from conventionally built homes in amenities, floor plans, structural integrity, and interior/exterior appearance. Due to the greatly reduced delivery time of three times as fast as a conventionally built home, carrying costs are reduced and margins increased. Building the home in a factory ensures a controlled environment eliminating weather delays and assuring better quality controls and working conditions thereby reducing the potential impact of labor shortages and interruptions.


Results of Operations

Management began a virtual "retooling" of the Company in the third quarter of 2000, conducting market analysis, focus groups, and other research projects aimed at producing strategic goals for the near and long term. During this time the Company increased the pace of its raw land acquisition and concentrated on the permitting, land planning and engineering aspects of preparing the raw land for development while reducing its completed lot inventory through the sale of homes. Consequently, the Company's revenues from home sales for the quarter ended March 31, 2001 decreased $1,041,628 when compared with the same quarter in 2000 due to a decline in the number of homes delivered (to 13 in 2001 from 27 during the 2000 period). The average selling price of homes delivered during these periods increased 35% (to $147,784 from $109,734). Management believes that this decline in home sales is a temporary situation partially created by a temporary restriction in the Company's available inventory as certain development projects were reaching maturity during the last quarter of 2000 and new projects were not yet available for sale during the first quarter. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

The costs of homes sold during the first quarter of 2001 decreased $920,044 when compared with the quarter ended March 31, 2000, primarily due to the related decrease in home deliveries and home sale revenues. The costs of homes sold as a percentage of home sales revenue decreased to 82% from 84% as a result of the slight change in product mix of homes delivered.

The Company's selling and administrative expenses increased $129,270 during the first quarter of 2001 from the corresponding quarter of 2000. The significant component of the increase was approximately $60,000 in additional costs for professional fees related to being a public entity in the current year, with the balance due to increased personnel, advertising, and other administrative costs.

As a result of the decrease in sales and the increase in selling and administrative expenses and a write-down of marketable securities in the Company's equity-based investee during 2001, net income declined by $347,317 in the three months ended March 31, 2001 from the comparable period in 2000, with the Company reporting a net loss of $246,916.

Operating results for the first three quarters of 2001 are expected to be down from the first three quarters of 2000, but they are expected to increase substantially during the fourth quarter due to increased home sale closings generated from significant development activity during the first three quarters. There can be no assurances, but management believes revenues and profits generated during the fourth quarter should be more than sufficient to offset losses for the first three quarters, thereby producing net earnings for 2001 as a whole. Successful consummation of one or more of the acquisitions currently under consideration could accelerate this timetable.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Where this Form 10-Q includes "forward-looking" statements within the meaning of Section 27A and Section 21E of the Securities Act, the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-Q reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks and uncertainties include economic conditions such as home mortgage interest rates, shortages of materials and labor, weather conditions, competition with other builders, regulatory requirements, and other such matters as may be discussed in this report or referred to in the Company's annual report on Form 10-K. In this Form 10-Q, the words "anticipates," "believes," "expects," "intends," "future" and any similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.




PART II: OTHER INFORMATION

Item 2:   Changes in Securities and Use of Proceeds

   Issuance of Unregistered Shares

   During the quarter ended March 31, 2001, the Company sold securities in the transaction described below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

   On February 28, 2001, a total of 400 restricted shares of common stock valued at $318 were granted to a total of four directors of the Company. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

   The facts relied on to make the exemption from registration provided by
   Section 4(2) of the Securities Act of 1933 available for the sale of securities discussed in above were: (1) the limited number of purchasers; (2) the sophistication or accreditation of the purchasers;
   (3) their relationship with the Company and/or access to material information about the Company; (4) the information furnished to them by the Company; (5) the absence of any general solicitation or advertising; and (6) restrictions on transfer of the securities issued to them as indicated by a legend on the certificates representing such securities.



Item 6:   Exhibits and Reports on Form 8-K

   a. Exhibits

      None

   b. Reports on Form 8-K

      None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GOLDEN TRIANGLE INDUSTRIES, INC.


May 18, 2001                           /s/ LARRY WHITE
                                Larry White, President


May 18, 2001                           /s/ ROBERT B. EARLY
                                Robert B. Early, Chief Financial Officer