Form 10-Q
period 2001-06-30
GOLDEN TRIANGLE INDUSTRIES INC/
filed 2001-08-15
CIK 42284

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly Period Ended JUNE 30, 2001

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from                to               .


                    Commission File No. 0-8301


                      WHITEMARK HOMES, INC.
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


                      Golden Triangle Industries, Inc.
                         Former name of registrant


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing require ments for the past 90 days  [X] Yes   [  ] NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 8,202,480 shares, Common Stock, $.001 Par Value as of June 30, 2001.

                        WHITEMARK HOMES, INC.

                              FORM 10-Q

                                INDEX


                                                                        Page
 Part I.   Financial Information

   Item 1.   Financial Statements .  .  .  .  .  .  .  .  .  .  .  .  .   3

   Item 2.   Management's Discussion and Analysis   .  .  .  .  .  .  .   8

 Part II:  Other information

   Item 2:   Changes in Securities and Use of Proceeds .  .  .  .  .  .  11

   Item 4:   Submission of Matters to a Vote of the Security Holders  .  11

   Item 6:   Exhibits and Reports on Form 8-K .  .  .  .  .  .  .  .  .  11


 Signatures  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  12

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        WHITEMARK HOMES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30,     December 31,
                                                      2001          2000
                                                  -----------    -----------
                                                  (Unaudited)
ASSETS

   Land and home inventory                        $ 9,673,187    $ 7,925,304
   Cash                                               444,625        187,194
   Accounts receivable                                263,179         86,083
   Prepaid expense                                     91,566         98,414
   Other assets                                       548,472        558,040
                                                  -----------    -----------
   TOTAL ASSETS                                   $11,021,029    $ 8,855,035
                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                  $ 8,814,485    $ 6,579,829
   Accounts payable                                   416,802        502,488
   Accrued expenses                                   483,830         68,875
   Loans from officer                                 133,212        135,000
                                                  -----------    -----------
            Total Liabilities                       9,848,329      7,286,192
                                                  -----------    -----------
Stockholders' Equity
   Common stock ($.001 par value, 100,000,000
     authorized, 8,202,480 and 8,174,791
     outstanding, respectively)                         8,202          8,175
   Additional paid in capital                       1,898,231      1,856,919
   Retained earnings/(deficit)                       (733,733)      (296,251)
                                                  -----------    -----------
            Total Stockholders' Equity              1,172,700      1,568,843
                                                  -----------    -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $11,021,029    $ 8,855,035
                                                  ===========    ===========

See accompanying selected information.
                                     3

                           WHITEMARK HOMES, INC.
               CONDENSED CONSOLIDATED INCOME STATEMENTS

        For Three and Six Months Ended June 30, 2001 and 2000
                             (Unaudited)


                                     Three Months            Six Months
                                   2001        2000        2001        2000
                                ----------  ----------  ----------  ----------
REVENUES:
 Sales                          $2,881,220  $3,733,444  $4,803,421  $6,696,258

 Cost of sales                   2,449,564   2,942,345   4,022,339   5,435,164
                                ----------  ----------  ----------  ----------

GROSS PROFIT                       431,656     791,099     781,082   1,261,094

Selling, general, and
    administrative  expenses       474,872     357,906     859,198     612,962
                                ----------  ----------  ----------  ----------
INCOME/(LOSS) FROM OPERATIONS      (43,216)    433,193     (78,116)    648,132

Other Expenses:
 Interest expense                 (121,411)   (146,561)   (312,240)   (261,099)
 Equity in loss of equity
   method investee                 (26,954)    (52,309)    (47,126)    (52,309)
                                ----------  ----------  ----------  ----------
Income/(Loss) Before Income
   Taxes                          (191,581)    234,323    (437,482)    334,724

 Income tax benefit/(expense)           -       93,729          -       93,729
                                ----------  ----------  ----------  ----------

NET INCOME/(LOSS)               $ (191,581) $  140,594  $ (437,482) $  240,995
                                ==========  ==========  ==========  ==========

Earnings/(Loss) per Common
  Share                         $    (0.02) $     0.05  $    (0.05) $     0.12
                                ==========  ==========  ==========  ==========
Weighted average shares
  outstanding                    8,193,892   2,620,790   8,186,580   2,086,067
                                ==========  ==========  ==========  ==========

See accompanying selected information.
                                     4

                           WHITEMARK HOMES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Six Months Ended June 30, 2001 and 2000
          (Increase/(Decrease) in Cash and Cash Equivalents)
                             (Unaudited)

                                                      2001          2000
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income/(loss)                              $  (437,482)   $   240,995
   Adjustments to reconcile net income/(loss) to
   net cash used by operating activities:
    Services acquired with stock                       11,229             -
    Equity in investee's loss                          47,126         52,309
   Changes in operating assets and liabilities:
    Land and home inventory                        (1,134,483)       (26,883)
    Accounts receivable                              (177,096)      (269,749)
    Prepaid expenses                                    6,848        (63,368)
    Other assets                                      (37,558)      (163,066)
    Accounts payable                                   74,764)      (208,443)
    Accrued expenses                                  254,505         76,762
                                                  -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES              (1,392,147)      (361,443)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash received in merger                                -           3,168
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                      5,082,718      5,177,912
   Repayments of notes payable                     (3,461,462)    (4,335,181)
   Proceeds from issuing stock                         30,110         12,854
   Loans from related parties                              -         103,001
   Distributions                                           -          (9,001)
                                                  -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           1,651,366        949,585
                                                  -----------    -----------
   Increase in Cash                                   259,219        591,310

Cash at Beginning of Year                             187,194        181,187
                                                  -----------    -----------
   CASH AT END OF PERIOD                          $   446,413    $   772,497
                                                  ===========    ===========

Supplemental Disclosures

   Cash paid for interest                         $   179,901    $   241,111
   Cash paid for income taxes                              -              -

Non-cash Investing and Financing Transactions:
 Interest on notes payable capitalized into
   land and home inventory                        $    78,972    $    18,500
 Increase in note payable for participating
   interest                                           613,399             -
 Stock issued for land and home inventory              10,990        400,000
 Stock issued in merger transaction                        -       1,298,291
 Restricted stock issued to directors                     239             -

See accompanying selected information.
                                     5

                           WHITEMARK HOMES, INC.
      SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                            June 30, 2001


NOTE 1:   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Whitemark Homes, Inc. (the "Company") and all subsidiaries in which a controlling interest is held. The Company's investments in entities in which a less than controlling interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been elimi nated.

These financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying condensed consolidated financial statements have been made. The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited balance sheet of the Company as of that date. The Company acquired Whitemark Homes, Inc. ("Whitemark", a Florida corporation) effective April 1, 2000, in a transaction that was accounted for as a reverse acquisition.

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

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of operations for the six months ended June 30, 2001 are not necessar ily indicative of the results to be expected for the year ending December 31, 2001.

Business

The Company has two primary business activities: Home building and Financial Services. Home building is by far the most significant of these segments as the financial services function primarily as a supporting and facilitating operation.

Home building operations include the sale and construction of single-family attached and detached homes in the Orlando, Florida area. These activities also include the purchase, development, and sale of residential land by the Company. Sales of the Company's homes are generally made pursuant to a standard contract that requires a down payment of up to 10% of the sales price. The contract includes a financing contingency that permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period, typically four to six weeks. The Company reports an undelivered home sale as part of its backlog upon execution of the sales contracts and receipt of the down payment. Revenue is recognized only upon the closing and delivery of a home. The Company estimates that the average period between the execution of a purchase agreement for a home and delivery is approximately six months. The Company's backlog at June 30, 2001 and 2000 was approximately $7,700,000 (54 units) and $7,400,000 (74 units), respectively.

Financial Services are conducted primarily through the Company's subsidiary, Home Funding, Inc., which provides mortgage financing, title insurance, and closing services for the Company's home buyers. This subsidiary packages and resells residential mortgage loans and provides mortgage loan servicing activities.

NOTE 2:   EQUITY METHOD INVESTEE

The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistrib uted earnings or losses of these entities. The Company owns 34% of Golden Square Industries, Inc.

                    Golden Square Industries, Inc.
                       Summarized Balance Sheet
                         As of June 30, 2001

    Cash and cash equivalents                      $   74,253
    Marketable securities (net)                       363,551
    Accounts and notes receivable                     320,133
    Accounts receivable-related parties               606,825
    Property and Equipment                            601,336

    Accounts and accrued payables                      (6,997)
                                                   ----------
    Net Equity                                     $1,959,101
                                                   ==========

NOTE 3:   STOCK TRANSACTIONS

The Company has issued 21,894 common shares under its Dividend Reinvestment and Stock Purchase Plan during 2001 for total proceeds of $30,110.

Directors were issued 300 shares of common stock as partial payment of directors fees and 5,495 shares valued at $10,990 were issued to an engineer for professional services.

NOTE 4:   SIGNIFICANT TRANSACTIONS

In a significant inventory transaction, the Company has entered into an agreement to purchase 1,500 acres of undeveloped land in west Houston, Texas. The terms of the agreement call for the Company to pay $20 million for this property. The closing for this purchase is scheduled to occur during the third quarter of 2001. This delay in closing is designed to provide time for the performance of environmental studies and review of permitting and site development requirements. The Company's purchase of this property is subject to one contract to purchase a small section of the property for approximately $4 million. In addition, the Company has been in contact with several other local and national home builders who have expressed significant interest in purchasing sections of the property. The Company is in the process of arranging its financing for this acquisition.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


General Overview

The Company develops real estate and builds homes. These efforts are concentrated in under-served markets for entry-level, first-time move-up and vacation home buyers. On a national level, housing construction appears to be fairly strong in light of some other indications of slowing growth. Indicators for construction have remained strong along with consumer spending, even as indicators for the industrial sector have slowed. Alan Greenspan testified before the Senate Banking Committee that housing continues to bolster the economy even as other segments are experiencing
weakness.   Recent reductions in interest rates by the Federal Reserve have lowered the cost of construction financing and have also resulted in lower mortgage rates to home buyers, although to a lesser extent. The Company's management is optimistic about operations as the year progresses. Projects in the Company's inventory should produce growth in revenues and profits
over the next two years.   As mentioned above, interest rates and consumer
confidence are driving the housing industry. Statistics indicate that both unemployment and interest rates in the Company's largest target market (the Orlando, Florida area) continue to be relatively low.

In addition to residential development and home building, the Company has a subsidiary that assists home buyers in obtaining mortgages and accessing mortgage assistance programs aimed at the Company's target markets. This subsidiary, originally established to augment the Company's sales efforts, now provides these services to the public.

The Company has nine communities in various stages of completion at the present time. In addition, the Company has scheduled to commence four new projects during the last half of 2001. These projects, which include the Houston property (discussed below), have a total estimated revenue potential of $170,000,000.

The Company is continually exploring opportunities to purchase parcels of land for its development and home building operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options. The Company continues to increase its land development and construction activities in response to current and anticipated demand and expects to pursue additional land acquisition and development opportunities in the future. The Company is currently examining potential opportunities in multifamily housing and modular home construction. The Company is in negotiations to purchase home builders in several markets. Some of these acquisitions are expected to close in the third and fourth quarters of 2001. Terms are expected to include payment of cash, assumption of debt, and issuance of common stock.

In this regard, the Company announced during May 2001 that it had reached an agreement to purchase a 1,500 acre parcel of undeveloped land in western Houston, Texas. This property has very significant revenue and profit potential for the future. Estimates of total lot sales revenue for the entire parcel are in excess of $100 million. The Company has ongoing negotiations with several large home building concerns, both national and local, relative to purchasing lots and/or portions of this parcel. There are several builders under contract to purchase lots. The Company is currently in the process of performing due diligence studies regarding all of the normal concerns of development acquisition, such as an environmental liability study, a title search, etc. The Company is also in the process of arranging financing for the $20 million purchase price. This financing is expected to take the form of debt with additional followup funding for development costs, but may include equity financing. The acquisition process for this parcel is on target to close during the third quarter in accordance with the terms of the agreement.

According to newspaper articles, Orlando continues to rank in the top five destination cities for foreign travelers in the U.S. As a result, resort home development has become a significant play in home construction in Florida. The Company has plans and negotiations have begun for three new resort home developments, one in Naples, Florida, another on International Drive in Orlando, and a resort condominium development in Destin, Florida. These developments would continue the advantages identified by Management and would play off the momentum established with the Glenbrook community. (Glenbrook is being developed by the Company with the expectation of being a total resort home development.) Additionally, a highly regarded weekly financial publication has reported that resort areas are expected to see continued significant population gains. These areas grew at an average 14% rate during the '90s. Because this growth is fueled by retirees looking to make a move, the extended implication of this trend would include growth in recreational, medical, and other supporting services. As a result, demand for homes in all price ranges should remain high.

Pursuing the cost saving concept of manufactured housing, the Company has introduced its first manufactured homes using modular construction. It has entered into an agreement with a manufacturer of modular homes to deliver 30 such homes to be utilized in one affordable home community. The major advantage of modular home construction is a significant reduction in the time required to deliver a home from the point of sale to closing of the purchase. The modular home can be constructed in four to six weeks as compared with four to six months for a conventionally built house. The modules are delivered to the construction site where a crane assembles the homes on concrete stem wall foundations. The homes are indistinguishable from conventionally built homes in amenities, floor plans, structural integrity, and interior/exterior appearance. Due to the greatly reduced delivery time, carrying costs are reduced and profit margins increased. Building the home's modules in a factory ensures a controlled environment (elimination of weather delays, improved quality controls, and consistent working conditions) thereby reducing the potential impact of labor shortages and interruptions. In his testimony before the Senate Banking Commission recently, Alan Greenspan pointed towards manufactured housing as an existing resource for providing affordable quality homes. The Company has seen a high rate of acceptance of this concept as it pre-sells homes in this community.

At its annual meeting of stockholders in June 2001, stockholders approved changing the Company's name to Whitemark Homes, Inc. The Company also changed its stock trading symbol to WTMK. Other measures discussed and approved at the meeting included the election of directors and the ratification of the independent auditor.

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


Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. Cash flow from operations declined during the first quarter of 2001 from the same quarter of 2000 largely due to the costs of developing the infrastructure of the Glenbrook and other properties. The primary source for these funds is discussed below. The Company has completed construction of three model homes for the Glenbrook subdivision in July while also finalizing the development of the Glenbrook infrastructure such as streets and utilities. Twelve contracts for sales of homes from this property were accepted during July 2001. This project is expected to yield gross revenues of $52,000,000 over its build-out period of approximately 36 months. Other projects requiring significant development funds during the quarter included the Bear Gully Forest subdivision, the University Oaks community, and the Oak Park community.

On June 30, 2001, the Company had outstanding borrowings of $8,814,485.
This is up $702,947 from the amount outstanding at March 31, 2001 and $2,234,656 from the $6,579,829 balance at December 31, 2000. The Company currently finances its projects with project-specific construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. There is no expectation that this financing arrangement will not be available in the foreseeable future. However, management continually reviews other possible financing alternatives. The Company believes that funds generated from operations and expected borrowing availability from the private and public market will continue to be sufficient to fund the Company's working capital requirements during the foreseeable future, including the financing for the Houston parcel discussed above.


Results of Operations

Management's "retooling" of the Company, begun during the third quarter of 2000, included conducting market analysis, focus groups, and review of other research projects and was aimed at producing strategic goals for the near and long term. During this process the Company increased the pace of its raw land acquisition and concen trated on the permitting, land planning and engineering aspects of preparing its raw land for development. At the same time, lot inventory was being reduced through the sale of homes. Consequently, the Company's revenues from home sales for the six months and quarter ended June 30, 2001 decreased $1,892,837 and $852,224, respectively,
when compared with the same periods in 2000.   The number of homes delivered
declined (to 21 and 34 in the second quarter and six months of 2001 from 35 and 55 during the comparable periods of 2000). The average selling price of homes delivered during these periods increased 28% and 16%, respectively (to $137,201 and $141,277 for the quarter and six months of 2001 from $106,700 and $121,700 for the comparable periods in 2000). Management believes that the decline in the number of homes sold is a temporary situation partially created by a restriction in the Company's available inventory as certain development projects were reaching maturity during the last quarter of 2000 and new projects were only beginning to be available for sale during 2001. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

The costs of homes sold during the second quarter and six months of 2001 decreased $492,781 and $1,412,825 when compared with the same periods of 2000, primarily due to the related decrease in home deliveries and home sale revenues. The costs of homes sold as a percentage of home sales revenue increased to 84% during the first six months of 2001 from 81% during the first six months of 2000 as a result of the constant variations in the product mix of homes delivered.

The Company's selling and administrative expenses increased $116,966 and $246,236 during the second quarter and first six months of 2001 from the corresponding periods of 2000. Approximately $102,000 of the increase during the six months was additional costs for professional fees related to being a public entity in the current year. The balance is due to increased personnel, advertising, and other administrative costs.

As a result of the decrease in sales and the increase in selling and administrative expenses and a write-down of marketable securities in the Company's equity-based investee during 2001, net income for the quarter and six months of 2001 declined by $332,175 and $678,477 from the comparable periods in 2000

Management expects that operating results for the first three quarters of 2001 will be down from the first three quarters of 2000. However, results are expected to increase substantially during the fourth quarter due to increased closings of home sales generated from significant development and construction activity during the first three quarters. There can be no assurances, but management believes revenues and profits generated during the fourth quarter should be sufficient to offset losses for the first three quarters, perhaps producing net earnings for 2001 as a whole. Successful consummation of one or more of the acquisitions currently under consideration might accelerate this timetable.

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


Item 4: Submission of Matters to a Vote of the Security Holders

   The Registrant held its annual meeting on June 16, 2001. There was a total of 8,194,088 shares outstanding for this meeting. However, Larry White controlled 64.3% of the outstanding shares. As a result, no proxy or vote from other shareholders was solicited. Mr. White voted all of the shares he controlled, 5,268,120 shares, for each of the items presented below.

                                                         Votes Cast
                                                  For      Against    Abstain
                                                ---------  -------    -------
   1. At this meeting, the following directors were elected to hold office until the next annual meeting to be held in 2002. All directors are Elected for a one year term.

     Scott D. Clark                             5,268,120     None       None
     Hugh W. Harling, Jr.                       5,268,120     None       None
     Andrea M. Williams O'Neal                  5,268,120     None       None
     Larry K. White                             5,268,120     None       None
     Karen Lee                                  5,268,120     None       None

   2. Selection of Beemer, Pricher, Keuhnhackl
   & Heidbrink, P.A.  to be the auditor for
   fiscal 2001.                                 5,268,120     None       None

   3. Amendment to the Articles of Incorpo-
   ration to change the name of the Company
   to Whitemark Homes, Inc.                     5,268,120     None       None



Item 6:   Exhibits and Reports on Form 8-K

 a.  Exhibits

    Exhibit  3(i)   Amended Articles of Incorporation
    Exhibit  3(ii)  Amended By-Laws

 b.  Reports on Form 8-K

        None




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WHITEMARK HOMES, INC.


August 14, 2001                   /s/ LARRY WHITE
                                Larry White, President


August 14, 2001                  /s/ ROBERT B. EARLY
                                Robert B. Early, Chief Financial Officer