Form 10-Q
period 2001-09-30
WHITEMARK HOMES INC
filed 2001-11-14
CIK 42284

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarterly Period Ended SEPTEMBER 30, 2001

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


There were 8,252,103 shares, Common Stock, $.001 Par Value as of September 30, 2001.

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

          Item 2:   Changes in Securities and Use of Proceeds .  .  .  .  11

          Item 4:   Submission of Matters to a Vote of the Security
                    Holders     .  .  .  .  .  .  .  .  .  .  .  .  .  .  11

          Item 6:   Exhibits and Reports on Form 8-K  .  .  .  .  .  .  . 11


     Signatures   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 12

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        WHITEMARK HOMES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,   December 31,
                                                      2001          2000
                                                  -----------    -----------
                                                  (Unaudited)
ASSETS

   Land and home inventory                        $ 9,514,926    $ 7,925,304
   Cash                                               268,393        187,194
   Accounts receivable                                 53,082         86,083
   Prepaid expense                                     90,793         98,414
   Other assets                                       658,913        558,040
                                                  -----------    -----------

   TOTAL ASSETS                                   $10,586,107    $ 8,855,035
                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                  $ 8,397,866    $ 6,579,829
   Accounts payable                                   460,388        502,488
   Accrued expenses                                   566,303         68,875
   Loans from officer                                 132,914        135,000
                                                  -----------    -----------
            Total Liabilities                       9,557,471      7,286,192
                                                  -----------    -----------
Stockholders' Equity
   Common stock ($.001 par value, 100,000,000
      authorized, 8,252,103 and 8,174,791
      outstanding, respectively)                        8,252          8,175
   Additional paid in capital                       1,943,744      1,856,919
   Retained earnings/(deficit)                       (923,360)      (296,251)
                                                  -----------    -----------
            Total Stockholders' Equity              1,028,636      1,568,843
                                                  -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $10,586,107    $ 8,855,035
                                                  ===========    ===========

See accompanying selected information.
                                     3

                         WHITEMARK HOMES, INC.
               CONDENSED CONSOLIDATED INCOME STATEMENTS

     For Three and Nine Months Ended September 30, 2001 and 2000
                             (Unaudited)


                                     Three Months           Nine Months
                                   2001        2000        2001        2000
                                ----------  ----------  ----------  ----------
REVENUES:
 Sales                          $2,234,661  $3,670,793  $7,038,975 $10,367,051

 Cost of sales                   1,803,787   2,913,469   5,826,126   8,348,633
                                ----------  ----------  ----------  ----------
GROSS PROFIT                       430,874     757,324   1,212,849   2,018,418

Selling, general, and
   administrative expenses         493,246     962,520   1,352,444   1,575,482
                                ----------  ----------  ----------  ----------

INCOME/(LOSS) FROM OPERATIONS      (62,372)   (205,196)   (139,595)    442,936

Other Expenses:
 Interest expense                  (99,617)    (42,602)   (411,857)   (218,497)
 Equity in loss of equity
    method investee                (27,532)     27,664     (74,658)    (24,645)
                                ----------  ----------  ----------  ----------
Income/(Loss) Before Income
    Taxes                         (189,521)   (220,134)   (626,110)    199,794

 Income tax benefit/(expense)           -      (39,919)         -       53,810
                                ----------  ----------  ----------  ----------

NET INCOME/(LOSS)               $ (189,521) $ (180,215) $ (626,110) $  145,984
                                ==========  ==========  ==========  ==========
Earnings/(Loss) per Common
    Share                       $    (0.02) $    (0.02) $    (0.08) $     0.04
                                ==========  ==========  ==========  ==========
Weighted average shares
    outstanding                  8,222,668   7,487,039   8,198,741   3,885,029
                                ==========  ==========  ==========  ==========








See accompanying selected information.
                                     4

                           WHITEMARK HOMES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 2001 and 2000
          (Increase/(Decrease) in Cash and Cash Equivalents)
                             (Unaudited)

                                                      2001          2000
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                               $  (626,110)   $   145,984
  Adjustments to reconcile net income/(loss) to
  net cash used by operating activities:
   Services acquired with stock                        52,652        328,388
   Equity in investee's loss                           74,658         24,645
  Changes in operating assets and liabilities:
   Land and home inventory                         (1,469,617)     1,478,531
   Accounts receivable                                 33,001       (198,677)
   Prepaid expenses                                     7,621        (70,555)
   Other assets                                       (92,900)        36,713
   Accounts payable                                   130,116       (416,490)
   Accrued expenses                                   334,853         47,235
                                                  -----------    -----------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES   (1,555,726)     1,375,774
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in subsidiary                          (82,630)            -
    Cash received in merger                                -           3,168
                                                  -----------    -----------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES      (82,630)         3,168
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                      7,005,722      1,352,696
   Repayments of notes payable                     (5,318,331)    (2,458,148)
   Proceeds from issuing stock                         34,250         34,515
   Loans from related parties                              -          96,927
   Repayments to related parties                       (2,086)       (91,244)
   Distributions                                           -          (9,001)
                                                  -----------    -----------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES    1,719,555     (1,074,255)
                                                  -----------    -----------
   Increase in Cash                                    81,199        304,687

Cash at Beginning of Year                             187,194        181,187
                                                  -----------    -----------
   CASH AT END OF PERIOD                          $   268,393    $   485,874
                                                  ===========    ===========
Supplemental Disclosures
   Cash paid for interest                         $   695,036    $   344,300
   Cash paid for income taxes                              -              -

Non-cash Investing and Financing Transactions:
 Interest capitalized into land and home
    inventory                                     $   451,233    $    18,500
 Reduction in note payable for participating
    interest                                         (120,003)            -
 Stock issued for land and home inventory              10,990        400,000
 Restricted stock issued for services                  17,662        203,175
 Unrestricted stock issued for services                24,000        125,213
 Stock issued in merger transaction                        -       1,972,415

See accompanying selected information.
                                     5

                        WHITEMARK HOMES, INC.
      SELECTED INFORMATION FOR CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                          September 30, 2001


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

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in the Company's financial statements for the year ended December 31, 2000 that were filed with the Securities and Exchange Commission on Form 10-K during April 2001. This Form 10-K and other filings by the Company are available through the Internet on the SEC's EDGAR database at www.sec.gov or from the Company upon request.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Business

The Company has two primary business activities: Home building and Financial Services. Home building is by far the most significant of these activities as the financial services activity functions primarily as a supporting and facilitating operation.

Home building operations include the sale and construction of single-family attached and detached homes in the Orlando, Florida area. These activities also include the purchase, development, and sale of residential land by the Company. Sales of the Company's homes are generally made pursuant to a standard contract that requires a down payment of up to 10% of the sales price. The contract includes a financing contingency that permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period, typically four to six weeks. The Company reports an undelivered home sale as part of its backlog upon execution of the sales contracts and receipt of the down payment. Revenue is recognized only upon the closing and delivery of a home. The Company estimates that the average period between the execution of a purchase agreement for a home and delivery is approximately six months. The Company's backlog at September 30, 2001 and 2000 was approximately $7,169,000 (55 units) and $9,600,000 (80 units), respectively.

Financial Services are conducted primarily through the Company's subsidiary, Home Funding, Inc., which provides mortgage financing, title insurance, and closing services for the Company's home buyers and to the public. This subsidiary packages and resells residential mortgage loans and provides mortgage loan-servicing activities.


NOTE 2:   EQUITY METHOD INVESTEE

The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities. The Company owns 32% of Golden Square Industries, Inc.

                    Golden Square Industries, Inc.
                       Summarized Balance Sheet
                       As of September 30, 2001

    Cash and cash equivalents                      $   76,185
    Marketable securities (net)                       217,856
    Accounts and notes receivable                     410,076
    Accounts receivable-related parties               969,606
    Property and Equipment                            598,590

    Accounts and accrued payables                      (3,623)
                                                   ----------
    Net Equity                                     $2,268,690
                                                   ==========


NOTE 3:   STOCK TRANSACTIONS

The Company has issued 25,430 common shares under its Dividend Reinvestment and Stock Purchase Plan during 2001 for total proceeds of $34,250.

Directors have been issued 2,000 shares of restricted common stock valued at $1,047 as partial payment of directors' fees. Engineering, legal, and consulting services valued at $51,606 were obtained through the issuance of 49,882 shares.


NOTE 4:   SIGNIFICANT TRANSACTIONS

In a significant inventory transaction, the Company has entered into an agreement to purchase 1,500 acres of undeveloped land in west Houston, Texas. The terms of the agreement call for the Company to pay $20 million for this property. The closing for this purchase, originally scheduled to occur during the third quarter of 2001, has been postponed pending the culmination of the acquisition of North Florida Consulting, Inc. (Described at Note 5 below.) This postponement is for the purpose of allowing the

Company to review and pursue financing arrange ments that will encompass both the acquisition of this property as well as funding needed in the development of the Company' other projects.

This property is subject to a preexisting contract to sell a small section of the property for approximately $4 million. In addition, the Company has been contacted by several other local and national home builders who have expressed significant interest in purchasing sections of the property. Out of these contacts, the Company has received commitments for 189 lots with a total value of $6.5 million.


NOTE 5:   SUBSEQUENT EVENTS

In August 2001, the Company began negotiations for the acquisition of North Florida Consulting, Inc. (NFC). The acquisition closing of the purchase was delayed until November 7, 2001, due to ongoing negotiations, due diligence efforts, and the structure of the acquisition. The purchase, which has an effective date of October 1, 2001, calls for the Company to issue approximately 5,200,000 shares (approximately 38% of the Company) to the owners of NFC and to other persons involved in the transaction in exchange for 100% ownership of NFC. In addition, the owners of NFC will retain a 30% profit participation in certain ongoing real estate development projects. NFC has specialized in five-star resort properties and upscale homes, including single-family and condominium units. It owns or has options to acquire 20 ready-to-build projects located in the Houston-Galveston, Texas area and in the area from Pensacola, Florida to Panama City, Florida, which includes Destin, Florida where NFC has its offices.

This acquisition is expected to increase the Company's total assets to approximately $83 million and stockholders' equity to approximately $20 million. Assets reported by NFC include approximately $42 million in land and home inventory and approximately $34 million of land contract rights. Liabilities reported by NFC are approximately $63 million, including debt of $31 million and deferred taxes of $13 million. All the aforementioned figures are unaudited.

The Company is in the process of preparing a Form 8-K to file with the SEC by November 21, 2001 to report the acquisition. Audited financial statements for NFC and the pro forma combined financial information indicating the effects of the acquisition will be submitted as part of an amendment to that Form 8-K within 75 days.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


General Overview

The Company develops real estate and builds homes. These efforts have historically been concentrated in under-served markets for entry-level, first-time move-up, and vacation home buyers. On a national level, housing construction continues to remain in a growth trend, which is a good sign in light of other indications of slowing growth or even recession in the
economy.   Indicators for construction have shown continued growth even as consumer spending and the industrial sector have slowed. This is despite the heightened economic uncertainty resulting from the recent acts of terrorism and the commencement of the U.S. military response. The Kiplinger Letter has stated that its forecasts predict that housing will continue to generate economic warmth and will provide support for the rest of the U.S. economy. Recent reductions in interest rates by the Federal Reserve have lowered the cost of construction financing and have also resulted in lower mortgage rates to home buyers, although to a lesser extent. The Company's management is optimistic about operations as the year progresses. Projects in the Company's inventory should produce growth in revenues and profits over the next two years. As mentioned above, interest rates and consumer confidence are driving the housing industry. Statistics indicate that both unemployment and interest rates in the Company's largest target market (the Orlando, Florida area) continue to be relatively low.

In addition to residential development and home building, the Company has a subsidiary that assists home buyers in obtaining mortgages and accessing mortgage assistance programs aimed at the Company's target markets. This subsidiary, originally established to augment the Company's sales efforts, now provides these services to the public.

The Company has six communities in various stages of completion at September 30, 2001. In addition, the Company has scheduled to commence six new projects before the end of the first quarter of 2002. These projects, which include the Houston property (discussed below), have a total estimated revenue potential of $255,000,000. The acquisition of NFC (discussed below) will greatly expand the number and size of projects in process.

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

In this regard, the Company announced during May 2001 that it had reached an agreement to purchase a 1,500 acre parcel of undeveloped land in western Houston, Texas. This property has very significant revenue and profit potential for the future. Estimates of total lot sales revenue for the entire parcel are in excess of $100 million. The Company has ongoing negotiations with several large home building concerns, both national and local, relative to purchasing lots and/or portions of this parcel. The Company is in the process of arranging financing for the $20 million purchase price. This financing is expected to take the form of debt with additional follow-up funding for development costs, but may include equity financing. The acquisition process for this parcel was on target to close during the third quarter in accordance with the terms of the agreement; however, the owner of the parcel has been content to wait for the Company to finalize its financing arrangements. These financing arrangements have been delayed due to the acquisition of North Florida Consulting, Inc., as discussed elsewhere. The closing on this property is now anticipated to occur during the first quarter of 2002.

According to newspaper articles, Orlando continues to rank in the top five destination cities for foreign travelers in the U.S. As a result, resort home development has become a significant part of in home construction in Florida. In addition, the NFC properties include resort condominium and other developments in the Destin, Florida and Houston-Galveston, Texas areas. These developments would continue the advantages identified by Management and would play off the momentum established with the Glenbrook community. (Glenbrook is being developed by the Company with the expectation of it being a total resort home development.) Additionally, a highly regarded weekly financial publication has reported that resort areas are expected to see continued significant population gains. These areas grew at an average 14% rate during the '90s. Various analysts have reviewed the trends of "boomers" during the 90's and have concluded that a high percentage will be looking either to move up or to acquire vacation homes. Because this growth trend is fueled by retirees and "boomers," the extended implication would include growth in recreational, medical, and other supporting services. As a result, demand for homes in all price ranges should remain high.

The management of Whitemark Homes and NFC remain excited and optimistic about the future of homebuilding, vacation homes, and resort properties.

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


Significant Acquisition

On November 7, 2001, the Company closed the acquisition of North Florida Consulting, Inc. based in Destin, Florida. Destin, located between Pensacola and Panama City, like Orlando, is a destination for recreational, vacation, and retirement/second home developments. Destin and the Florida panhandle are within a day's drive of major metropolitan areas such as Atlanta, Memphis, New Orleans, and Houston. This purchase, which has an effective date of October 1, 2001, calls for the Company to issue approximately 5,200,000 shares (38% of the Company) to the owners of NFC and to other persons involved in the transaction in exchange for 100% ownership of NFC. In addition, the owners of NFC will retain a 30% profit participation in certain ongoing real estate development projects. NFC has specialized in five-star resort properties and upscale homes, including single-family and condominium units. It owns or has options to acquire 20 ready-to-build projects located in the area from Pensacola to
Panama City, Florida and in the Houston/Galveston, Texas area.   These
projects include twin condominiums to be located in a five-star golf/beach resort in Destin, a 450-room luxury hotel in Houston, affordable housing projects in the Destin area, and beach-front property in Galveston.

This acquisition is expected to increase the Company's total assets to approximately $83 million and stockholders' equity to approximately $20 million. Assets reported by NFC include approximately $42 million in land and home inventory and approximately $34 million of land contract rights. Liabilities reported by NFC are approximately $63 million, including debt of $31 million and deferred taxes of $13 million. All the aforementioned figures are unaudited.

The Company will be filing a Form 8-K with more detailed information and pro forma combined financial informa tion in the near future. Audited financial statements for NFC will also be filed with a Form 8-K or amendment thereto.


Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. Cash flow from operations declined during the nine months of 2001 from the same period of 2000 largely due to the costs of developing the infrastructure of the Glenbrook and other properties. During 2000, the Company was depleting its lot inventory as opposed to increasing lot inventory during 2001. The primary source for these funds is discussed below. The Company completed construction of three model homes for the Glenbrook subdivision in July 2001 while also finalizing the development of the Glenbrook infrastructure such as streets and utilities. Twenty contracts for sales of homes from this property have been accepted since June 2001. This project is expected to yield gross revenues of $52,000,000 over its build-out period of approximately 36 months. Other projects requiring significant development funds during the quarter included the Bear Gully Forest subdivision, the University Oaks community, and the Oak Park community. The Oak Park community is approaching maturity as most of the available lots are either sold or under contract. Other projects are in the pipeline and are expected to be coming on line.

On September 30, 2001, the Company had outstanding borrowings of $8,397,866. This is down $4,166 from the amount outstanding at June 30, 2001 and up $1,818,037 from the $6,579,829 balance at December 31, 2000. The Company currently finances its projects with project-specific construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. There is no expectation that this financing arrangement will not be available in the foreseeable future. However, management continually reviews other possible financing alternatives, and, in that regard, is planning to file a registration statement during the first quarter that will enable the Company to establish an equity line of credit. The Company believes that funds generated from operations and expected borrowing availability from the private and public market will continue to be sufficient to fund the Company's working capital requirements during the foreseeable future, including the financing for the Houston parcel discussed above and the provision of funds for the development of the NFC properties.

Serious negotiations are ongoing with several significant funding institutions for specific projects including the condominium projects in Destin, the five star hotel in Houston, and the land in west Houston. Funding commit ments are expected on the Destin properties no later than December 31, 2001 with the Houston hotel commitment coming in early 2002. Funding for the land in Houston should be committed no later than March 31, 2002. The Company is also negotiating with funding institutions regarding general funding needs of the Company. Although management believes that the Company will be able to obtain funding in a timely manner, there is no guarantee of such funding.


Results of Operations

Management's "retooling" of the Company, begun during the third quarter of 2000, included conducting market analysis, focus groups, and review of other research projects and was aimed at producing strategic goals for the near and long term. During this process the Company increased the pace of its raw land acquisition and concen trated on the permitting, land planning and engineering aspects of preparing its raw land for development. At the same time, lot inventory was being reduced through the sale of homes. Consequently, the Company's revenues from home sales for the nine months and quarter ended September 30, 2001 decreased $3,328,076 and $1,436,132, respectively, when compared with the same periods in 2000. The number of homes delivered declined (to 18 and 52 in the third quarter and nine months of 2001 from 30 and 90 during the comparable periods of 2000). The average selling price of homes delivered during these periods increased 1% and 17%, respectively (to $124,148 and $135,365 for the quarter and nine months of 2001 from $122,000 and $115,000 for the compara ble periods in 2000). Management believes that the decline in the number of homes sold is a temporary situation partially created by a restriction in the Company's available lot inventory as certain development projects were reaching maturity during 2000 and new lot inventory was only beginning to be available for sale during the fourth quarter of 2001. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

The costs of homes sold during the third quarter and nine months of 2001 decreased $1,109,682 and $2,522,507 when compared with the same periods of 2000, primarily due to the related decrease in home deliveries and home sale revenues. The costs of homes sold as a percentage of home sales revenue increased to 83% during the first nine months of 2001 from 81% during the first nine months of 2000 as a result of the constant variations in the product mix of homes delivered.

The Company's selling and administrative expenses decreased $469,274 and $223,038 during the third quarter and first nine months of 2001 from the corresponding periods of 2000. Approximately $325,000 of the third quarter 2000 costs were due to stock compensation and bonuses issued to employees and consultants. Approxi mately $102,000 in professional fees related to being a publicly held entity incurred in 2001 were not incurred during 2000. The balance of the differences are due to changes in personnel, advertising, and other administra tive costs.

As a result of the decrease in sales and in selling and administrative expenses and a write-down of marketable securities in the Company's equity-based investee during 2001, the net loss for the quarter and nine months of 2001 increased by $9,306 and $772,094 from the comparable periods in 2000.

The operating results for the fourth quarter will include those of NFC. Management expects that the inclusion of the results of NFC's activities will allow the Company to break even for the year. Availability of lots has not reached earlier expectations; however, the lots will become available to the market during the fourth quarter of 2001 and extend to the first and second quarters of 2002. Management is optimistic about the projections for the first quarter and full year of 2002. The consummation of the purchase of NFC should allow the Company to move forward rapidly in its business plan.

With the heightened uncertainty surrounding the overall economy, management is aware that expectations and projections could easily be effected by unforeseen events and changes in the public's reaction to past events. This is being said to encourage appropriate caution that the homebuilding industry, as well as any other industry, may be negatively impacted by a variety of economic factors possibly including the erosion of consumer confi dence and employment levels stemming from the current international conflict.

After September 11, 2001, many planned projects around the country, including hotels and condominiums, have been placed on hold and some have been cancelled, especially those that require air travel. However, the Company's projects in Orlando, north Florida, and Houston appear to have largely escaped most of the negative impact of these actions. The hotel in Houston has an excellent marketing study completed by an international hospitality consulting firm stating the project is still an excellent development opportunity even in view of current events. Houston is a world-class city with upside potential. Additionally, current sales for the condominium properties have resumed at an increased pace following a short period of inactivity immediately after September 11. Approximately 50% of the two condominium projects have been pre-sold.


SAFE HARBOR PROVISION - DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "hopes", and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements.

Where this Form 10-Q includes "forward-looking" statements, the Company desires to take advantage of the "safe harbor" provisions of the Act. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking state ments. Forward-looking statements reflect the Company's current views with respect to future events and financial performance and are not guarantees of future performance. The Company has no specific intention to update these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks and uncertainties include economic conditions such as home mortgage interest rates, shortages of materials and labor, weather conditions, competi tion with other builders, regulatory requirements, and other such matters as may be discussed in this report or referred to in the Company's annual report on Form 10-K. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.




PART II: OTHER INFORMATION

Item 2:   Changes in Securities and Use of Proceeds

   Issuance of Unregistered Shares

   During the nine months ended September 30, 2001, the Company sold securities in the transactions de scribed below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

   On February 28, 2001, a total of 300 restricted shares of common stock valued at $238 were granted to a total of three directors of the Company. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

   On August 20, 2001, a total of 1,700 restricted shares of common stock valued at $808 were granted to a total of three directors of the Company. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

   On August 23, 2001, a total of 19,387 restricted shares of common stock valued at $16,616 were granted to a total of three consultants to the Company. These restricted shares were issued in reliance on the exemp tion from registration provided by Section 4(2) of the Securities Act of 1933.

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

        None

Item 6:   Exhibits and Reports on Form 8-K

 a.  Exhibits


        None


 b.  Reports on Form 8-K

        None




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WHITEMARK HOMES, INC.


November 14, 2001               By:  /s/ LARRY WHITE
                                Larry White, President


November 14, 2001               By:  /s/ ROBERT B. EARLY
                                Robert B. Early, Chief Financial Officer