Form 10-K
period 2001-12-31
WHITEMARK HOMES INC
filed 2002-04-03
CIK 42284

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 2001

                                or

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                  Commission file number 0-8301

                           WHITEMARK HOMES, INC.
           (Exact name of registrant as specified in its charter)

                      Golden Triangle Industries, Inc.
                        (Former name of registrant)

   Colorado                                                      25-1302097
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                                   I. D. Number)

650 South Central Ave., Ste. 1000, Oviedo, Florida                    32765
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:              (407) 366-9668

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common equity held by non-affiliates of the registrant was $7,587,239 as of March 27, 2002, based on the price of the common stock, $.001 par value, of the registrant, ($2.40 per share) at the close of the market on that day.

The number of shares outstanding of the registrant's common stock on March 27, 2002 was 13,537,664.

                      Whitemark Homes, Inc.
      Form 10-K for the fiscal year ended December 31, 2001

                        TABLE OF CONTENTS

                                                                          Page

 PART I

      Item 1.    Business   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   3
      Item 2.    Properties .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   8
      Item 3.    Legal Proceedings . .  .  .  .  .  .  .  .  .  .  .  .  .   8
      Item 4.    Submission of Matters to a Vote of Security Holders         8


 PART II

      Item 5.    Market for Registrant's Common Equity and Related
                   Stockholder Matters                                       9
      Item 6.    Selected Financial Data  .  .  .  .  .  .  .  .            10
      Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  .  .  .  .          11
      Item 7a.   Quantitative and Qualitative Disclosure About Market
                   Risk   .  .  .  .  .  .  .                               14
      Item 8.    Financial Statements and Supplementary Data .  .  .        15
      Item 9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure    .  .  .  .        15


 PART III

      Item 10.   Directors and Executive Officers of the Registrant.        15
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


 PART IV

      Item 14.   Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K .  .  .                                      23
                 Signatures  .  .  .  .  .  .  .    .  .  .  .  .  .        24


      Consolidated Financial Statements  . .  .  .  .  .  .  .  .  .       F-1

                           Whitemark Homes, Inc.

                              PART I

ITEM 1.  BUSINESS

(a) General Development of Business

Whitemark Homes, Inc. (the "Company" or "WTMK") was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. The Company was organized primarily to acquire and hold royalties on oil and gas properties. During 1996 the Company's name was changed to Golden Triangle Industries, Inc. On June 17, 2000, the Golden Triangle shareholders approved the purchase of Whitemark Homes, Inc., a respected and stable private company with a good long term business plan, significant assets, revenues and net income. It was determined that, after the acquisition, the Company's business would be strictly that of Whitemark, and that the oil, gas and other extractive businesses would be sold. Therefore, in June 2001 the name of the Company was changed to Whitemark Homes, Inc. to reflect the new business direction. Whitemark has been in the business of developing and constructing high quality residential communities for the past twenty years, with an emphasis on customer satisfaction. Whitemark's business includes the purchase and development of lots through the construction and sale of single family homes, including designing, building, marketing and arranging financing for the home buyers. The market is primarily first time and middle income buyers.

On November 8, 2001, the Company completed the acquisition of privately held North Florida Consulting, Inc. ("NFC") and related entities, a major developer of prestigious waterfront properties in the Florida panhandle.
The Company issued five million restricted common shares to the stockholders of NFC to complete the acquisition. The transaction increased assets from $10.5 million to $87 million and increased stockholders' equity from $1 million to $18 million. NFC specializes in construction of five-star resort properties and upscale homes, including single-family and condominium units. For further details on the transaction, please see Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7.

(b) Financial Information About Segments

In the fiscal year ended December 31, 2001, the Company's revenues, operating profits, and identifiable assets were attributable to home building, financial services, and other assets. Home building was by far the most significant of these segments as the others function primarily as supporting and facilitating operations (see Item 6. ''Selected Financial Data").

(c) Narrative Description of Business

Construction and Development

The Company is involved in the purchase and development of lots and the construction and sale of single- family conventional homes, primarily targeting first time buyers in the Orlando, Florida area. The Company offers homes in a price range from $62,000 to $1,500,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, and design, construction, marketing, and financing the homes. In 2001, 83 homes were delivered in five communities. Each community offers several different floor plans for buyers to choose from.

Sales of the Company's homes are generally made pursuant to a standard contract. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period. The Company reports an undelivered home sale as part of its backlog upon execution of the sales contracts and receipt of the down payment. Revenue is recognized only upon the closing and delivery of a home. The Company estimates that the average period between the execution of a purchase agreement for a home and delivery is approximately six months. The Company's backlog at December 31, 2001 was approximately $48 million (253 units) compared to a backlog at December 31, 2000 of $6,000,000 (58 units).

Current Projects

The Company is continually exploring opportunities to purchase additional land for its home building operations. Following are descriptions of some of the Company's current projects.

During 2001 the Company acquired and began development of Glenbrook, a new community of vacation homes conveniently located six miles from Walt Disney World. The development targets both domestic and foreign markets for second home purchases. The new community will accommodate family vacation travelers from the United States, Europe and South America who prefer a home environment over the standard hotel room. The Glenbrook community will consist of 266 homes. Seven floor plans are available to the buyer ranging from 1,500 square feet to 3,000 square feet of living space in the price range of $159,900 to $219,900. The homes include ceramic tile entry foyers, designer light fixtures, covered patios and designer pools with screened enclosures. Amenities at Glenbrook include a community recreation area with swimming pool, full lawn and shrub maintenance, and private Homeowners Association. Glenbrook is in close proximity to Orlando's major theme parks, shopping, fine dining and multiple attractions. Projected gross revenue for Glenbrook is $50,540,000 over the next three to five years. To date 25 homes have been sold for a total of $6,500,000.

The Company also began development on Bear Gully Forest during 2001 in Orlando, Florida, a 48 lot development with two villages. The quaint community is surrounded by a unique conservation area and is already over 50% sold out. Twenty-eight homes have sold with an average selling price of $158,204 per home.

Another development started during 2001 was University Oaks in East Orange County, Florida. The development offers such amenities as a distinctive brick entrance, beautiful wooded setting, and private Homeowner's Association. Designed for mid-income buyers, first time home buyers, and empty nesters, this private, gated community consists of 33 lots. Eleven floor plans are available to choose from with square footage ranging from 1,406 square feet to 2,898 square feet in the two story homes. The prices of the homes range from $120,000 to $150,000, and 16 have been sold to date.

Also in East Orange County, Florida, The Village, a 30 lot affordable lifestyle community of system-built modular homes, was Whitemark's first entry into the modular home market. Whitemark sold 1,320 square foot homes on ten lots at $95,858 each and sold the other lots to another builder.

Oak Park sold out during 2001 with only two homes left to close. The subdivision consisted of 108 lots on 18 wooded acres. The zoning certified the lots for the Orange County Affordable Housing Program. This program allows a 50% impact fee reduction (approximately $3,000) and special down payment assistance to qualified buyers. To qualify, a family of four cannot earn more than $34,500 per year (80% of the Orange County median income for 1996 of $43,125) or spend more than $95,800 for the home, after impact credit fees.

The 101 lot Fox Glen community in Winter Springs, Florida has also sold out. The community is surrounded by the Tuscawilla Country Club golf course and Howell Creek which provides some lots with golf course and creek frontage. The homes sold in a price range from $140,000 to $220,000.

Also during 2001 the Company reached an agreement to purchase a 1,500 acre parcel of undeveloped land in western Houston, Texas. The property has significant revenue and profit potential for the future. Estimates of total lot sales revenue for the entire parcel are in excess of $100 million. The Company has ongoing negotiations with several large home builders relative to purchasing lots and/or portions of this parcel. The Company is in the process of arranging financing for the $20 million purchase price. The closing on this property is anticipated to occur during the second quarter of 2002.

With the acquisition of North Florida Consulting, Inc., many projects were added to the Company. Several projects that have already started development are: Magnolia Landing in Freeport, Florida with 119 lots; Pleasant Ridge in Defuniak Springs, Florida, a single family subdivision with 70 lots plus some commercial land; Cypress Breeze consisting of 160 lots in Santa Rosa Beach, Florida, only one half mile north of the beach; and Seclusion Bay, also located at Santa Rosa, a private gated estate community with 51 interior lots and 5 bayfront lots. All of these projects are in the presale and development stage.

Engineering work has commenced on Long Point Cove, a 15 acre marina condominium project, and construction is expected to begin in the second quarter of 2002. Four and a half acres will be used for commercial and retail stores and ten and a half acres will have fourteen buildings with six condominium units in each building for a total of 84 units. Each unit will sell for $400,000. To date there have been 23 presales totaling $9,200,000.

The Muirfield I development at the Seascape Resort in Destin, Florida is currently in the presale stage. Muirfield I is planned as a 24 story high rise building with 220 residential units and 7,518 square feet of commercial space. At this time, 90 units are under reservation. Amenities will include golf, tennis, and lagoon style pool complete with cabanas. The building will offer views of the golf course, Gulf of Mexico and Choctawhatchee Bay, and access to beautiful white sand beaches.

Phase I of Cabana Cay in Panama City Beach, Florida is in the presale stage with 44 units under reservation for the 152 unit building. Cabana Cay will include a 13,000 square foot swimming pool and beach access.

The Courtyard is in the presale stage at Santa Rosa Beach, Florida. One building with five units will be for both commercial and residential use.

Other projects that are planned but have not yet begun include: four high rise condominiums on gulf frontage and bay frontage in Galveston, Texas; a 450 unit hotel in Houston, Texas; and Ridgecrest Estates in Crestview, Florida that includes 134 lots and is planned as an affordable housing project.

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

Marketing

The Company generally has an inventory of homes under construction. A majority of these homes are sold (i.e. the Company has received deposits and executed sales contracts) before the Company starts construction. The Company employs sales associates who are paid commissions to make sales of the homes. The Company advertises its residential communities through local and foreign media and sells primarily from model homes that it has designed and constructed.

Quality Service

The Company uses the latest technology and proven construction methods to ensure its homes are of the highest quality. This is evidenced by: (1) a Customer Service Award issued by the Bonded Builders Home Warranty Association stating "Bonded Builders is proud to recognize Whitemark Homes as one of Florida's finest builders for the distinction of being claims free for 1998"; (2) Member in Good Standing issued by the National Association of Home Builders; and (3) Homeowner Evaluation forms and letters showing the satisfaction of customers. Due to the Company's in-depth construction expertise, a range of construction methods is utilized incorporating the choices made by the customer and the building plan requirements. Besides being one of Orlando's premier home builders, for both custom and affordable homes, Whitemark also develops many of its own residential communities. As a developer/builder, great care and attention is given to preserving the natural setting of the land during the planning and construction stages. Each lot is carefully cleared in order to keep as many trees and natural vegetation as possible. Whitemark's attention to detail and fine craftsmanship has garnered them many national, regional, and local awards including: East and Pacific Builders "Gold Nugget Awards," Southeast Builders' Conference "Aurora Award," Home Builders' Association of Mid-Florida "Parade of Homes Winners," and Orlando's "Choice Awards Winners." Whitemark's short-term plans include expansion into the Texas, Tennessee, and North Carolina markets, with long-term plans including nationwide expansion.

Real Estate, Economic and Other Conditions

The homebuilding industry is sensitive to changes in general economic conditions such as levels of employment, consumer confidence, consumer income, interest rates, availability of financing for acquisition, construction and permanent mortgages, demand for housing and condition of the resale market for used homes. In general, housing demand is adversely affected by increases in interest rates, housing costs and unemployment.

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

Regulation

The housing industry is subject to extensive regulatory requirements on the local, state and federal level. The regulations are subject to frequent changes that may increase construction costs. The Company must comply with various rules, some of which relate to the environment, worker safety, advertising, consumer credit, treatment of waste, building design, construction materials that must be used, minimum elevation of properties and licensing, registration and filing requirements. Local regulations include restrictive density and zoning requirements limiting the number of homes that can be built within certain boundaries. Environmental laws may result in delays, cause the Company to incur substantial compliance costs and restrict development in certain environmentally sensitive areas. Also, the climate and geology in some parts of Florida and Texas present risks of natural disasters that could adversely affect the building industry. The Company's mortgage financing subsidiary must comply with applicable real estate lending laws and regulations.

Employees

At March 27, 2002, the Company and its subsidiaries employed 45 individuals (including the executive officers).


ITEM 2.  PROPERTIES

The Company leases its 4,400 square foot corporate office, located at 650 South Central Ave., Ste. 1000, Oviedo, Florida 32765, from Larry White,
president of the Company.  Lease payments totaled  $67,819 in 2001.   See
Item 13. Certain Relationships and Related Transactions.   Home Funding,
Inc. leases office space from ASA, Ltd. located at 2700 Westhall Lane, #118, Maitland, Florida and paid $22,966 in 2001. NFC leases 3,400 square feet for office space, located at 4001 Emerald Coast Pkwy, Destin, Florida 32514, from an unrelated party at $2,700 per month on a month to month basis. The Company believes its office space is adequate for its operations in the next several years.


ITEM 3.  LEGAL PROCEEDINGS

As of March 27, 2002, there were no material legal proceedings to which the Company or any of its subsidiaries was a party or of which any of their properties was the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not applicable.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The only class of common equity security authorized by the Company's Articles of Incorporation, as amended, is the Company's common stock, $.001 par value. The Company's common stock traded on the Nasdaq SmallCap Market through June 12, 2000 and traded on the "Pink Sheets" from June 13, 2000 through April 22, 2001. The Company's application to move up to the OTC Bulletin Board was granted effective April 23, 2001. The Company plans to reapply for listing on Nasdaq SmallCap in the near future. The stock traded under the symbol "GTII" through June 19, 2001 when it began trading under the new symbol of "WTMK" due to the name change of the Company. The range of high and low sales prices for each quarter during the last two fiscal years, as quoted on Nasdaq SmallCap, "Pink Sheets" and OTC Bulletin Board for the periods discussed above, is set out in the table that follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. On August 25, 2000, the Company split its stock through a 2-for-1 forward split.

                Year Ended December 31, 2001      Year Ended December 31, 2000
                    High              Low              High            Low
                  -------          -------           --------        -------
  1st Quarter     $  2.00          $ .6875           $ 7.00          $  2.00
  2nd Quarter        1.75             .875             5.1875           2.50
  3rd Quarter        1.54              .95             5.00              .75
  4th Quarter        1.53              .90             3.00            .6875

On March 27, 2002, the price of the stock closed at $2.40 per share as reported on the OTC Bulletin Board.

As of March 27, 2002, there were approximately 9,510 holders of record of the Company's Common Stock, plus an undetermined number of stockholders who hold their stock in street name.

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

Issuance of Unregistered Shares

During the year ended December 31, 2001, the Company issued securities in the transactions described below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

On February 28, 2001, 300 restricted common shares valued at $238 were granted to three directors of the Company. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 20, 2001, 1,700 restricted common shares valued at $808 were granted to three directors of the Company. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 23, 2001, 19,387 restricted common shares valued at $16,616 were granted to three of the Company's consultants. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On November 7, 2001, 5,000,000 restricted common shares valued at $15,821,284 were granted to shareholders of North Florida Consulting, Inc. ("NFC") for the acquisition of NFC. See Item 7. Management's Discussion and Analysis of financial Condition and Results of Operations for a discussion of this transaction. The restricted shares issued in this transaction were issued in reliance on the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933.

On November 29, 2001, 100,000 restricted common shares valued at $62,500 were granted to two individuals in relation to the NFC acquisition. The restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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


ITEM 6.  SELECTED FINANCIAL DATA

                                       Years Ended December 31
                         2001        2000        1999        1998        1997
                    ----------- -----------  ----------- ---------- ----------
Operating revenues  $11,358,132 $12,161,679  $13,395,922 $6,751,948 $6,910,254

Net income/(loss)   $   300,896 $  (684,235) $   401,129 $  121,072 $  152,296

Net income/(loss)
  per share         $       .03 $      (.13) $       .15 $      .05 $      .06

Total assets        $86,907,004 $ 8,855,035  $ 8,487,887 $9,534,188 $6,461,276

Long-term debt      $        -  $        -   $        -  $       -  $       -

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Overview

The Company develops real estate and builds homes. With the acquisition discussed below, the Company also builds residential resort properties. Efforts have historically been concentrated in under-served markets for entry-level, first-time move-up, and vacation home buyers. Recent development is aimed toward the vacation home and recreational segment of buyers. On a national level, housing construction continues to remain in a growth trend, which is a good sign in light of other indications of slowing growth or even recession in the economy. Indicators for construction have shown continued growth even as consumer spending and the industrial sector have slowed. This is despite the heightened economic uncertainty resulting from the recent acts of terrorism and the commencement of the U.S. military response. The Kiplinger Letter has stated that its forecasts predict that housing will continue to generate economic warmth and will provide support for the rest of the U.S. economy. Recent reductions in interest rates by the Federal Reserve have lowered the cost of construction financing and have also resulted in lower mortgage rates to home buyers, although to a lesser extent. The Company's management is optimistic about operations. Projects in the Company's inventory should produce growth in revenues and profits over the next two years. As mentioned above, interest rates and consumer confidence are driving the housing industry. Statistics indicate that both unemployment and interest rates in the Company's largest target market (the Orlando, Florida area) continue to be relatively low.

In addition to residential development and home building, the Company has a subsidiary that assists home buyers in obtaining mortgages and accessing mortgage assistance programs aimed at the Company's target markets. This subsidiary, originally established to augment the Company's sales efforts, now provides these services to the public.

Significant Acquisition

On November 7, 2001, Whitemark and North Florida Consulting, Inc., a Florida corporation ("NFC"), finalized an Agreement and Plan of Acquisition. Pursuant to the agreement, NFC became a wholly owned subsidiary of Whitemark effective October 1, 2001. The stockholders of NFC received 5,000,000 shares of Whitemark restricted common stock in exchange for all the outstanding shares of NFC. In addition, the owners of NFC retained a 30% profit participation in certain ongoing real estate development projects.

NFC is based in Destin, Florida, which boasts some of the prettiest, most pristine, beaches in the world. Destin, located between Pensacola and Panama City, is a destination community for recreational, vacation, and retirement/second home developments. Destin and the Florida panhandle are within a day's drive of major metropolitan areas such as Atlanta, Memphis, New Orleans, and Houston. NFC has specialized in five-star resort properties and upscale homes, including single-family and condominium units and affordable home communities. The company has twenty ready-to-build projects located in the area from Pensacola to Panama City, Florida, and in the Houston/Galveston, Texas area. These projects include twin condominiums to be located in a five-star golf/beach resort in Destin, a 450-room luxury hotel in Houston, affordable housing developments in the Destin area, and beachfront property in Galveston.

The acquisition increased the Company's total assets to approximately $87 million and stockholders' equity to approximately $18 million. Assets reported by NFC include approximately $54 million in land and home inventory and approximately $18 million of land contract rights.

The acquisition of NFC complements the Company's business plan of targeting the affordable home and vacation home market by expanding it to include resort development. The homebuilding market is primarily driven by the changes in demographics. The demographics for the next ten years will continue to be driven by the baby boom generation. "Boomers" will be maturing, buying heavily in the second home market, and the children of the "baby boomers" (the "echo boomers") will be entering the home market (hence the strong demand for affordable homes). Whitemark will continue to build to the traditional home market as well, but will emphasize affordable homes, vacation homes, and multi-residential resort properties in the Company's growth strategy.

Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. Cash flow from operations declined during 2001 compared to 2000 largely due to the costs of developing the infrastructure (streets and utilities) of Glenbrook and other properties. During 2000, the Company was depleting its lot inventory as compared to increasing lot inventory during 2001. The
primary source for these funds is discussed below.   Twenty-five contracts
for sales of homes from this property have been accepted since June 2001. This project is expected to yield gross revenues of $52,000,000 over its build-out period of approximately 36 months. Other projects requiring significant development funds during the year included the Bear Gully Forest subdivision, the University Oaks community, and the Oak Park community. The Oak Park community has reached completion with only two homes left to close. Other projects are in the pipeline and are expected to begin generating revenue in 2002.

On December 31, 2001, the Company had outstanding borrowings of $54,352,852. This is up $47,638,023 from the amount outstanding at December 30, 2000; $42,556,592 of this increase resulted from the acquisition of NFC. The Company currently finances its projects with project-specific construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. There is no expectation that this financing arrangement will not be available in the foreseeable future. However, management continually reviews other possible financing alternatives. The Company believes that funds generated from operations and expected borrowing availability from the private and public market will continue to be sufficient to fund the Company's working capital requirements during the foreseeable future.

Negotiations are ongoing with several significant funding institutions for specific projects including the condominium projects in Destin, the five star hotel in Houston, and the land in west Houston. Funding commitments are expected on the Destin properties and the Houston hotel during 2002. Funding for the land in Houston should be committed in the second quarter of 2002. The Company is also negotiating with financial institutions regarding general funding needs of the Company. Although management believes that the Company will be able to obtain funding in a timely manner, there is no guarantee of such funding.

Results of Operations

The Company's revenues for the year ended December 31, 2001 decreased $803,547 compared to the same period in fiscal 2000, and decreased $2,037,790 compared to the same period in fiscal 1999. The number of homes delivered was 83, down from 106 in 2000 and 130 in 1999. The average selling price of homes delivered increased 20% (to $137,000 from $114,000 in 2000 and $103,000 in 1999). The decrease in revenues is primarily attributable to a decrease in the availability of lots ready for building compared with the prior year period. Also, after September 11, activities at the entertainment facilities in and around Orlando fell off significantly. This resulted in insecurity for potential home buyers and reduced sales during the fourth quarter. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty. The product mix changed significantly from 1999 to 2001 primarily due to the Glenbrook subdivision.

Cost of sales decreased $1,581,074 compared to the year ended December 31, 2000, primarily due to the related decrease in home sale revenues. Cost of home sales as a percentage of sales revenue decreased 8.1% from 82.2% as a result of the product mix of homes delivered. Cost of home sales decreased $2,580,723 compared to the year ended December 31, 1999 primarily due to the related decrease in home sale revenues. Cost of home sales as a percentage of home sales revenue decreased to 74.1% from 82.2% as a result of the product mix of homes delivered.

The Company's selling and administrative expenses decreased $24,526 during the year ended December 31, 2001, as compared to the corresponding fiscal 2000 period and increased $694,697 as compared to the corresponding period for 1999. Common stock bonuses issued to employees and consultants, increased sales commissions, and additional officer compensation during 2000 were the components causing the increase between 1999 and 2000. Costs remained higher during 2001 due to the increased costs of being a publicly held entity and due to the addition of NFC in the fourth quarter.As a result of an increase in selling and administrative expenses comparing 2000 to 1999, primarily due to the issuance of common stock and expenses related to being a public company, net income declined by $1,085,364 for the year ended December 31, 2000 from the comparable period in fiscal year 1999, resulting in a net loss of $684,235.

The Company is pleased to report net income for 2001 was $300,896. This is an increase of $985,131 when compared to the loss of $684,235 in the year ending December 31, 2000. Earnings per share increased $0.16 to a positive $0.03 per share. The improvement in net income and earnings per share is a result of significantly increased operations in the fourth quarter of 2001, largely attributable to NFC's operations, and reduced expenses when compared to the previous year.

During the fourth quarter of 2001, the Company completed the acquisition of NFC, closed 31 homes and sold 20 lots from one of its planned subdivisions. The condensed summarized data for the fourth quarter is as follows: revenues - $4,319,157, income from operations - $1,026,842, net income - $927,006, and earning per share - $0.11.

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

Where this Form 10-K includes "forward-looking" statements, the Company desires to take advantage of the "safe harbor" provisions of the Act. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. Forward-looking statements reflect the Company's current views with respect to future events and financial performance and are not guarantees of future performance. The Company has no specific intention to update these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks and uncertainties include economic conditions such as home mortgage interest rates, shortages of materials and labor, weather conditions, competition with other builders, regulatory requirements, and other such matters as may be discussed in this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk primarily related to potentially adverse changes in interest rates. The Company's exposure to market risks in changes to interest rates relate to the Company's variable rate loans. The interest rates relative to the Company's variable rate loans fluctuate with the upward and downward movement of the prime lending rate. From time to time, the Company may enter into interest hedging arrangements in order to minimize its exposure to changes in interest rates. At March 27, 2002, the Company had not entered into any such hedging arrangements. The Company does not enter into or intend to enter into derivative financial instruments for trading or speculative purposes.

Home Funding, Inc., the Company's wholly owned mortgage subsidiary, originates residential mortgage loans and sells them in the residential mortgage market, often retaining the servicing rights to the loans. During the year ended December 31, 2001, Home Funding closed on approximately $18 million in mortgage loans including servicing rights. The Company minimizes the market risk and impact of changing mortgage interest rates by selling loans within a short period of time after origination or through other means of contractual protection. Although these mortgage loan portfolios are subject to interest rate risks, the Company does not believe that its mortgage business is subject to risk of losses resulting from changes in the home mortgage market that could materially impact the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements beginning on page F-1 immediately following the signature page of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements between the Company and its auditor Beemer, Pricher, Kuehnhackl & Heidbrink, P.A. on accounting and financial disclosure.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Board of Directors of the Company (the "Board") presently consists of four members. Each director is elected at the annual meeting of shareholders to hold office until the next annual meeting of shareholders and until his/her successor has been elected and qualified. Currently serving as directors are:
Larry White, Scott D. Clark, Hugh W. Harling, Jr., and Karen Lee. Andrea M. Williams O'Neal resigned as a director effective January 15, 2002 due to her commitments with the Texas Arts & Crafts Foundation. The following table sets forth information concerning the persons currently serving as directors of the Company.
                                                          Date First
                                  Position With             Elected
       Name             Age         the Company           as Director
---------------------   ---     ------------------------  ----------
  Larry White            53     Chairman of the Board        2000
                                   and President
  Scott D. Clark         46            Director              2000
  Hugh W. Harling, Jr.   58            Director              2000
  Karen Lee              42            Director              1989

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
                                                         Date First
                                  Position With            Elected
         Name           Age         the Company           as Officer
---------------------   ---     ------------------------  ----------
  Larry White            53     Chairman of the Board        2000
                                   and President
  Scott D. Clark         46      Secretary/Treasurer         2000
  Robert Early           46     Chief Financial Officer      1997
  William Rigsby         42        Vice President            2000
  Wayne Adkinson         46        Vice President            2001

There are no family relationships between the Company's officers and directors.

Larry White graduated from Lamar University with a BBA in accounting in May 1972. Mr. White began his career as a Certified Public Accountant with Arthur Anderson & Company in Houston, Texas. His responsibilities as a senior auditor gave him excellent experience in the importance of "cash flow management" and overall "bottom line" results. His accounting and auditing experience exposed him to a variety of companies, from small private corporations to large publicly traded Fortune 500 companies. Since 1976, Mr. White has been in the real estate business. His real estate career began with Harris Development Corporation in Houston, Texas. As executive vice president, he was responsible for product development, construction and marketing of apartments, condominiums, town homes, single family homes and subdivision development. This division generated over $20 million in annual revenues. Some of the developments were syndicated via limited partnerships of which Mr. White was responsible for the negotiations and financing related thereto. Prior to forming Whitemark, Mr. White was vice president of Woodlands Commercial Development Corp. and general manager of Hometown Builders in Houston, Texas. He was responsible for creating and operating a construction/development company as a subsidiary of The Woodlands Corporation (a nationally recognized 25,000 acre master planned "new town" community). This company developed apartments, town homes, condominiums, patio and single family detached housing. Annual revenues were between $15-$25 million with Mr. White's responsibilities including feasibility, market studies and land planning. From 1985 to the present Mr. White has been the president of Whitemark. Mr. White's overall responsibilities include land acquisition and development, financing, home construction, marketing and sales. He is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

Larry Wayne Adkinson has been involved in the real estate development and home building business since 1980, first as project manager for Regal Homes and Precision Component Inc. From 1982 through 1985 he was the president of the Commercial Building Division of Capital Construction Company, president of the Home Builders Division of American Designer Homes, and executive vice president of DGI. He was the president of Adkinson Construction Company from 1993 through 1997. He was the vice president of North Florida Consulting, Inc. from 1998 through November 21, 2001, and has been the president since that date. Mr. Adkinson has extensive experience in developing prestigious waterfront resort properties and upscale homes, including single family and condominium units, and has been involved in approximately fifty projects.

Scott D. Clark was admitted to the Florida Bar in 1980 and is with the law firm of Scott D. Clark, P.A. in Winter Park, Florida. He specializes in Real Property Law, Land Use Planning and Development Law, Banking Law, Special Tax District Bond Financing, and Condominium Law. He is a member of the Orange County Bar Association and Member Sections on Real Property, Probate and Trust Law, Corporation, Banking and Business Law, Tax, Condominium and Planned Development Committees of the Florida Bar. He graduated from the University of Florida with a degree in Journalism and a law degree, both with high honors. He is a member of Phi Kappa Phi and the Order of the Coif. Mr. Clark was on the University of Florida Law Review, 1978-1979 and authored, "1979 Statutory Reform Partially Solves Usury Regulation Defects". He has been appointed to the Seminole County Citizens' Concurrency Advisory Committee, and the Seminole County Road Impact Fee Advisory Committee. Additionally, Mr. Clark sits on the Seminole County Development Advisory Board, the Executive Committee of the Home Builders Association of Mid- Florida Board of Directors, and Florida Christian College Advisory Board.

Robert Early received his Bachelor of Business Administration from Abilene Christian University in 1979, where he majored in Accounting and minored in Agricultural Business. He received his Certified Public Accountant certificate in Texas in 1981 and is a member of the Texas Society of Certified Public Accountants and American Institute of Certified Public Accountants. Mr. Early worked for an independent oil Company for six years, then moved to a position as partner of the firm Ashley, Early & Folwell, P.C. in 1987. In 1991 he became the sole owner of the firm and changed the name to Robert Early & Company, P.C. Mr. Early has been doing tax work since 1983 and auditing since 1987. Mr. Early was one previous auditor for the Company through November 1997.

Hugh W. Harling, Jr., P.E., is the founder and owner of an engineering firm in Central Florida integrating Civil Engineering, Land Planning and Surveying since June 1980. Prior to forming his own firm, he served as Regional Manager of a large local consulting engineering and planning firm, where he managed the firm's expanding operations in surveying, land planning, civil and environmental engineering design. He graduated from the University of Florida with a Civil Engineering degree and obtained a Master of Business Administration from Florida State University. Mr. Harling's expertise is land development, comprehensive planning, and utilities and drainage sanitary engineering. Mr. Harling is a board member of the Mid-Florida Home Builders Association, former mayor of Altamonte Springs, Florida; member of the Underground Utilities Examining Board; past president of the Florida Planning and Zoning Association, and a member of the National and American Society of Civil Engineers.

Karen Lee graduated with high honors from Cisco Junior College. She administers the operation of the Company's offices in Springtown, Texas, does much of the research and writing for filing of Securities and Exchange Commission documents, and performs transfer agent duties and stockholder record keeping for the Company. She is a member of the Southwest Securities Transfer Association, Inc. Ms. Lee has been employed by the Company for the past 22 years.

William Rigsby graduated from Lamar University in Beaumont, Texas, in 1982. He earned a BS degree in industrial engineering with postgraduate work including engineering administration, applications of basic management theory in the engineering environment, computer aided design, and manufacturing analysis. His academic achievements placed Mr. Rigsby on the Dean's List as well as the ALPHA PI MU National Engineering Honor Society. He began his career in 1978 as the production and design manager for Beaumont Homeowners Construction Co. in Beaumont, Texas. He was responsible for job scheduling, warehousing, bid preparation and materials procurement. Mr. Rigsby served as purchasing manager for the Woodlands Development Corporation, DBA Hometown Builders (a division of Mitchell Energy & Development) and as a senior construction supervisor for Friendswood Development Corp., DBA Village Builders (a division of Exxon Co. USA). His tenure with the two companies gives Mr. Rigsby extensive experience in implementing efficient purchasing procedures, personnel management and computerized contracting systems. Mr. Rigsby has an excellent history of delivering housing units on schedule and at or below budget/proforma targets resulting in him being a recipient of the "Golden Nail" award. Mr. Rigsby has worked for Whitemark for the past eleven years. As vice president and operations manager of Whitemark, Mr. Rigsby's responsibilities include construction management, purchasing, and estimating for all land development and residential construction. His education and experience in engineering brings a high degree of discipline in the areas of critical path scheduling, materials usage and individual time studies for on site and office tasks.
He develops and maintains purchasing and estimating systems. Mr. Rigsby is a state certified general contractor, a member of the Mid Florida Home Builders Association and American Institute of Industrial Engineers.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U. S. securities laws, directors, executive officers and persons holding more than 10% of the Company's common stock must report their initial ownership of the common stock and any changes in that ownership in reports which must be filed with the SEC and the Company. The SEC has designated specific deadlines for these reports and the Company must identify those persons who did not file these reports when due. Based solely on a review of reports filed with the Company, several persons (Chad Adkinson, Wayne Adkinson, Mike Adkinson, Scott D. Clark, Hugh W. Harling, Jr., William Rigsby and Larry White) did not file all reports on time regarding transactions in the Company's securities required to be filed for
2001 by Section 16(a) under the Securities Exchange Act of 1934.   Each of
the Adkinsons, William Rigsby and Larry White filed one late report representing one transaction per person. Hugh W. Harling, Jr. and Scott D. Clark filed two late reports representing two transactions per person. Though the required reports were not filed timely, they were subsequently filed after the year end; accordingly, there is no failure to file the required reports.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's chief executive officers and vice presidents for the past three fiscal years. There is no other compensation to other officers or employees that would require disclosure under this item.

  Name and                         Salary Cash     Bonus Cash      Other
Principal Position          Year   Compensation   Compensation Compensation**
-----------------------     ----  -------------   ------------ ------------
  Kenneth Owens             1999   $  17,500       $   6,000            -
  CEO through June 2000     2000      11,000              -             -

  Larry White               2000   $ 123,000*      $ 148,041*     $  13,353*
  CEO beginning July 2000   2001     168,000         113,154          5,040

  William Rigsby            2000   $  88,000*      $  36,672*     $  13,200*
  VP beginning July 2000    2001     120,875           3,000          3,440

  Larry Wayne Adkinson      2001   $  78,000*      $   3,000*     $  10,145*
  VP beginning Nov. 2001

         *The amounts presented reflect salary received for the entire year. **Other compensation includes a vehicle allowance and contributions to a "SIMPLE" retirement plan.

Director Compensation

Based on a $1,500 fee per face to face meeting, the Company paid a $1,500 fee to each director during 1999 and 2000. In 2001 three directors were paid $3,000 each and two directors were paid $1,500 each. During 2000, directors also received 300 shares of restricted common stock, and during 2001, a total of 2,000 restricted common shares were issued to directors.

Compensation Committee Report on Executive Compensation

The Board of Directors delegates responsibility for executive compensation to the Compensation Committee that is presently comprised of three of the directors on the Board, Scott D. Clark, Hugh W. Harling, Jr. and Larry White. The Committee approves all of the policies under which compensation is paid or awarded to the chief executive officer, reviews, and, as required, approves such policies for executive officers, key management, and directors, and oversees the administration of executive compensation programs. The Compensation Committee meets at least annually to consider and make its determinations for the ensuing year. The Committee determines compensation for the chief executive officer based on its assessment of the individual performance of the officer, a review of the Company's operating performance, including but not limited to, earnings per share, cash flow generation, revenues, operating income, and strategic acquisitions, an analysis of total returns to shareholders relative to total returns generated by comparable public companies and a review of compensation of the chief executive officers of companies with businesses of comparable size.

Based on the committee's review, an employment agreement dated January 2002 was executed between Larry White and the Company. The three-year contract calls for a salary of $250,000 per year, plus an annual bonus equal to 10% of the Company's net income. The bonus is subject to a cap of 200 percent of the base salary amount. The agreement also entitles Larry White an option to purchase 1,000,000 shares of restricted common stock at the value of the stock on January 2, 2002 ($1.10 per share).

An employment agreement with key employee, Michael Adkinson, was a part of the NFC acquisition described under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The agreement requires that he be employed for the next five years as general manager of the subsidiary company, NFC. The agreement calls for salary to Mr. Adkinson of $182,000 per year. In addition, Adkinson will earn a bonus equal to 30% of the net profits from certain ongoing real estate development opportunities that were listed in an exhibit to the acquisition agreement. The bonus will be payable only out of the revenues generated by the subsidiary from the specific projects when completed.

The Company currently has the following outstanding warrants. Edward E. Browning and William D. Rigsby are holding warrants that may be exercised to purchase 100,000 restricted shares each at $1.10 per share anytime prior to January 2, 2006.

The committee recommended to the Board that directors' fees be set at $1,500 cash and 100 shares of restricted stock per director for each face to face meeting, and 500 shares of restricted stock as a bonus for 2001.

In September 1998, the Company filed an S-8 registration statement registering 200,000 common shares for a Stock Compensation Plan recommended by the committee and adopted by the Board. The Plan allows the directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors. The Plan allows these service providers to acquire proprietary interests in the Company in exchange for their services. These interests provide incentives for high levels of service. No shares were issued under the Plan during 1998 or 1999. During 2000, 203,350 S-8 shares were issued to employees and consultants (shares not previously used were adjusted for a forward split). During 2001, the issuance of 75,495 S-8 shares to employees and consultants was approved. There are currently 1,905 registered S-8 shares still available for issuance. Also approved was the issuance of 19,387 restricted common shares to employees and consultants.

Performance Graph - Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation's Common Stock against the cumulative total return of a peer company in the same line of business. Since the Company was listed on the "Pink Sheets" for part of the year (see Item 5), there was no published index on this market for comparison. In addition, it should be noted that the shareholder return on the Company's common stock from 1996 through the beginning of 2000 represented return on an investment in the Company's previous energy-related business. The graph assumes that the value of the investment in the Corporation's Common Stock and the peer company was $100 at December 31, 1996. WTMK's numbers reflect a 1-for-3.5 reverse stock split in 1997 and a 2-for-1 forward stock split in 2000.

   Comparison of Five-Year Cumulative Total Return for Fiscal Years Ended
                                December 31

                   1996       1997       1998      1999       2000       2001
                 ------     ------      -----     -----      -----      -----
WTMK Stock       100.00     132.00      88.00     22.18      23.38      24.20

Peer Stock in
Same Industry    100.00      44.38      22.19     97.63      37.72      48.28
(Century Builders
     Group Inc.)


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's common stock as of March 27, 2002 with respect to (1) each person known by the Company to own beneficially more than 5% of the Company's common stock,
(2) each of the Company's directors, and (3) all directors and officers of the Company as a group. The title of class is common stock, $.001 par value.

                              # of Shares
    Name and Beneficially                           Percent of
  Address of Stockholder           Owned               Class
-------------------------     ------------         -----------
 Larry and Patricia White       5,224,120              38.59%*
 1437 Chippewa Lane
 Geneva, FL   32732

 Wayne Adkinson                   100,000                .74%*
 20874 US Hwy. 331
 Freeport, FL   32439

 Scott D. Clark                    65,300                .48%
 655 W. Morse Blvd., Ste. 212
 Winter Park, FL   32789

 Robert Early                      20,030                .15%
 2500 S. Willis, Ste. 200
 Abilene, TX   79605

 Hugh W. Harling, Jr.              12,900                .10%
 746 Florida Blvd.
 Altamonte Springs, FL   32701

 Karen Lee                         22,208                .16%
 104 Fossil Court
 Springtown, Texas  76082

(Continued)
                              # of Shares
    Name and Beneficially                           Percent of
  Address of Stockholder           Owned               Class
-------------------------     ------------         -----------
 William Rigsby                   321,000               2.37%
 2958 Division Street
 Oviedo, FL   32765

All directors and officers as   5,765,558              42.59%
   group (7 persons)

 Chad Adkinson                    100,000                .74%*
 814 Site C-6 Road
 Freeport, FL   32439

 Mike Adkinson                  4,300,000              31.76%*
 502 Greenway Cove
 Niceville, FL   32578

Note: The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them, with the exception of those marked with an asterisk (see next paragraph).

* A voting agreement exists among Larry and Patricia White, Wayne Adkinson, Chad Adkinson and Mike Adkinson whereby all 9,724,120 shares (71.83%) are voted the same. The voting agreement provides that for a period of three years Larry White has the power to direct the voting of the shares of Whitemark's common stock held by each of the Adkinsons in the same manner that Larry White votes his shares. The only exception is that the Adkinsons may direct Larry White's vote on the election of one individual to the board of directors.

Changes in Control

No changes in control occurred during 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a description of significant relationships and related transactions between the Company and management during the year ended December 31, 2001.

During 2000 the Company constructed an office building for Larry White that the Company began leasing from him in November 2000 for its principal offices. The Company's lease obligations to be paid to Mr. White for this 4,400 square foot office space are $74,800 per year through 2005.

The Company has borrowed funds from officers and from a director for
development projects.   Some of these loans  are due as homes are sold.
Others are due upon arrangement of other financing or on sale of the project. Balances at December 31, 2001 and 2000 totaled $18,484,126 and $135,000.

The Company is due amounts from related parties for various costs incurred with regard to properties owned by these related parties in anticipation of further development of these properties by the Company. Such amounts are generally recouped as the projects get underway.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

       (a) The following documents are filed as a part of this report or are incorporated by reference.

            Financial Statements - The following information has been included in response to Item 8.

                                                                         Page
          -  Report of Independent Certified Public Accountants           F-2
          -  Consolidated Balance Sheets                                  F-3
          -  Consolidated Statements of Operations                        F-4
          -  Consolidated Statements of Shareholders' Equity              F-5
          -  Consolidated Statements of Cash Flows                        F-6
          -  Notes to Consolidated Financial Statements                   F-7

 Exhibits - The following Exhibits are furnished as a part of this report:

                3.1 Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000(incorporated by reference)
                3.2 By-Laws previously filed with the SEC (incorporated by reference)
              10.1 Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)
              21.1      Subsidiaries of registrant (filed with this Form 10-K)
              23.1 Consent of Beemer, Pricher, Kuehnhackl & Heidbrink, P.A. (filed with this Form 10-K)

       (b)  Reports on Form 8-K

              November 23, 2001  - Form 8-K for the acquisition of North
                Florida Consulting, Inc.
              January 23, 2002 - Form 8-K/Amendment for the acquisition of
                North Florida Consulting, Inc.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WHITEMARK HOMES, INC.


Date:   April 2, 2002                                By:   /s/   LARRY WHITE
                                                        ---------------------
                                                          Larry White
                                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                    Title                         Date


 /s/ LARRY WHITE             Chairman of the Board            April 2, 2002
--------------------------
Larry White                    and President



 /s/ ROBERT EARLY             Chief Financial                 April 2, 2002
--------------------------
Robert Early                      Officer



 /s/ SCOTT D. CLARK               Director                    April 2, 2002
--------------------------
Scott D. Clark



 /s/ HUGH W. HARLING, JR.         Director                    April 2, 2002
--------------------------
Hugh W. Harling, Jr.



 /s/ KAREN LEE                    Director                    April 2, 2002
--------------------------
Karen Lee

                WHITEMARK HOMES, INC. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

    Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . F-2

    Consolidated Balance Sheets as of December 31, 2001 and 2000  . . . . F-3

    Consolidated Statements of Operations for the years ended
              December 31, 2001, 2000 and 1999  . . . . . . . . . . . . . F-4

    Consolidated Statements of Stockholders' Equity for the
              years ended December 31, 2001, 2000 and 1999. . . . . . . . F-5

    Consolidated Statements of Cash Flows for the years ended
              December 31, 2001, 2000 and 1999  . . . . . . . . . . . . . F-6

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . F-7




                                    F-1




                     INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
     Whitemark Homes, Inc. and Subsidiaries


    We have audited the accompanying consolidated balance sheets of Whitemark Homes, Inc. (a Colorado corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitemark Homes, Inc and subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





/s/ BEEMER, PRICHER, KUEHNHACKL & HEIDBRINK, P.A.
Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

Winter Park, Florida
March 8, 2002





                                    F-2

                WHITEMARK HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                   As of December 31, 2001 and 2000




                                                   2001             2000
                                               -----------       -----------
ASSETS
  Land and home inventory                      $81,799,980       $ 7,925,304
  Cash                                             605,825           187,194
  Accounts receivable                            1,257,529            86,083
  Prepaid expense                                   77,335            98,414
  Notes receivable                                 524,139                -
  Note receivable - related party                  162,746                -
  Other assets                                   2,479,450           558,040
                                               -----------       -----------
  TOTAL ASSETS                                 $86,907,004       $ 8,855,035
                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable                                $36,214,701       $ 6,579,829
  Notes payable - related party                 18,138,151           135,000
  Accounts payable                              1,694,200            502,488
  Accrued expenses                                837,738             68,875
  Deferred tax liability                        12,108,000                -
                                               -----------       -----------
            Total Liabilities                   68,992,790         7,286,192
                                               -----------       -----------

Commitments and Contingencies

Stockholders' Equity
  Common stock ($.001 par value, 100,000,000
    shares authorized, 13,402,272 and
    8,174,791 shares issued and outstanding,
    respectively)                                   13,402             8,175
  Additional paid in capital                    17,896,167         1,856,919
  Retained earnings/(deficit)                        4,645          (296,251)
                                               -----------       -----------
       Total Stockholders' Equity               17,914,214         1,568,843
                                               -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $86,907,004       $ 8,855,035
                                               ===========       ===========




The accompanying notes are an integral part of these financial statements.
                                    F-3

               WHITEMARK HOMES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Years Ended December 31, 2001, 2000, and 1999





                                             2001        2000          1999
                                         -----------  -----------  -----------
Sales                                    $11,358,132  $12,161,679  $13,395,922

Cost of sales                              8,420,395   10,001,469   11,001,118
                                         -----------  -----------  -----------
  Gross profit                             2,937,737    2,160,210    2,394,804

Selling, general and
   administrative expenses                 2,050,490    2,075,016    1,355,793
                                         -----------  -----------  -----------
    Income from Operations                   887,247       85,194    1,039,011

Other Income/(Expense)
  Equity in income/(loss) of
    equity method investee                       905     (204,621)          -
  Interest expense                          (475,538)    (564,808)    (637,882)
                                         -----------  -----------  -----------
Income/(loss) before income taxes            412,614     (684,235)     401,129

  Income taxes                               111,718           -            -
                                         -----------  -----------  -----------
   Net Income/(Loss)                     $   300,896  $  (684,235) $   401,129
                                         ===========  ===========  ===========

Net income/(loss) per common share       $      0.03  $     (0.13) $      0.15
                                         ===========  ===========  ===========
Weighted average shares outstanding -
  basic and diluted                        8,976,549    5,180,055    2,603,791
                                         ===========  ===========  ===========





The accompanying notes are an integral part of these financial statements.
                                    F-4

                            WHITEMARK HOMES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Years Ended December 31, 2001, 2000, and 1999
                                                                                                Accumulated
                                                                                                 Other Com-
                                                            Preferred Stock          Additional  prehensive
                                    Common Stock        Series A         Series B      Paid In      Income/   Retained
                                  Shares     Amount    Shares Amount   Shares Amount   Capital       (Loss)    Earnings    Total
                                ----------  --------   -----  ------   -----  ------  ----------   ---------  ---------  ----------
Balances at 01/01/99             2,603,791  $  2,604   1,244  $  124   1,032  $  103  $   (2,830)  $      -   $ 200,879  $  288,127

Distributions                           -         -       -       -       -       -           -           -     (64,749)    (64,749)
Net income                              -         -       -       -       -       -           -           -     401,129     401,129
                                ----------  --------   -----  ------   -----  ------  ----------   ---------  ---------  ----------
Balances at 12/31/99             2,603,791     2,604   1,244     124   1,032     103     (2,830)          -     624,506     624,507

Recapitalization to effect
  reverse acquisition                   -         -       -       -       -       -     852,663      (59,234)        -      793,429
Distributions                           -         -       -       -       -       -          -      (236,522)        -     (236,522)
Convert preferred to common         22,760        23   1,244)   (124) (1,032)   (103)       204           -          -           -
Stock issued under DRP program      14,340        14      -       -       -       -      22,898           -          -       22,912
Stock issued under S-8
  registration                     242,600       243      -       -       -       -     130,095           -          -      130,338
Restricted stock issued for
  property                       4,700,000     4,700      -       -       -       -     635,105           -          -      639,805
Restricted stock issued for
  services                         580,500       580      -       -       -       -     202,595           -          -      203,175
Restricted stock issued for cash    10,800        11      -       -       -       -      16,189           -          -       16,200
Unrealized appreciation on
 investments available for sale         -         -       -       -       -       -          -        59,234         -       59,234
Net loss                                -         -       -       -       -       -          -            -    (684,235)   (684,235)
                                ----------  --------   -----  ------   -----  ------  ----------   ---------  ---------  ----------
Balances at 12/31/00             8,174,791     8,175      -       -       -       -    1,856,919          -    (296,251)  1,568,843

Stock issued under DRP program      30,599        31      -       -       -       -       40,508          -          -       40,539
Stock issued under S-8
  registration                      75,495        75      -       -       -       -      102,415          -          -      102,490
Restricted stock issued for
 acquisition of the NFC group    5,000,000     5,000      -       -       -       -   15,816,284          -          -   15,821,284
Restricted stock issued for
  services                         121,387       121      -       -       -       -       80,041          -          -       80,162
Net Income                              -         -       -       -       -       -           -           -     300,896     300,896
                                ----------  --------   -----  ------   -----  ------  ----------   ---------  ---------  ----------
Balances at December 31, 2001   13,402,272  $ 13,402      -   $   -       -   $   -  $17,896,167   $      -   $   4,645 $17,914,214
                                ==========  ========   =====  ======   =====  ======  ==========   =========  =========  ==========

The accompanying notes are an integral part of these financial statements.
                                    F-5

                 WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Years Ended December 31, 2001, 2000, and 1999


                                             2001         2000        1999
                                         -----------  -----------  -----------
Cash Flows from Operating Activities:
  Net income/(loss)                      $   300,896  $  (684,235) $   401,129
  Adjustments to reconcile net income/
   (loss) to net cash flows from
   operating activities:
     Depreciation and amortization            33,982           -            -
     Deferred income tax benefit             (24,638)          -            -
     Services acquired with stock            182,652      333,513           -
     Other income from reorganization             -       (51,823)          -
     Equity in (income)/loss of equity
       method investee                          (905)     204,621           -
  Changes in operating assets and
   liabilities:
     Land and home inventory              (4,798,325)    (393,025)     486,647
     Accounts receivable                     511,254       91,737       31,381
     Prepaid expenses                         21,079      192,169       88,146
     Other assets                           (590,208)      26,406      (61,855)
     Accounts payable                        215,265     (523,718)     138,803
     Accrued expenses                        768,863      (77,652)    (183,581)
                                         -----------  -----------  -----------
Net cash provided/(used) by
    operating activities                  (3,380,085)    (882,007)     900,670

Cash Flows from Investing Activities:
  Investment in notes receivable             603,839           -            -
  Purchases of property and equipment        (44,445)          -            -
                                         -----------  -----------  -----------
Net cash provided by investing activities    559,394           -            -

Cash Flows from Financing Activities:
  Proceeds from notes payable             15,661,693   10,042,124    9,152,801
  Repayment of notes payable             (12,080,264)  (9,056,894)  (9,957,845)
  Loans from stockholders                         -        97,025           -
  Repayment of loans from stockholders            -            -      (202,052)
  Proceeds from stock issuance                40,539       39,112           -
  Costs of acquisitions, net of cash
    received                                (382,646)       3,169           -
  Distributions                                   -      (236,522)     (64,749)
                                         -----------  -----------  -----------
Net cash provided/(used) by financing
   activities                              3,239,322      888,014   (1,071,845)
                                         -----------  -----------  -----------
  Net increase/(decrease) in cash            418,631        6,007     (171,175)
Cash and cash equivalents at
   beginning of year                         187,194      181,187      352,362
                                         -----------  -----------  -----------
Cash and cash equivalents at end of year $   605,825  $   187,194  $   181,187
                                         ===========  ===========  ===========
Supplemental Disclosures:

     See Note 4

The accompanying notes are an integral part of these financial statements.
                                    F-6

                       WHITEMARK HOMES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 2001, 2000, and 1999


NOTE 1:   GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Whitemark Homes, Inc. ("the Registrant") was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. Until April 1, 2000, the Registrant was involved in the oil and gas production and services industries. As discussed at Note 2, on April 1, 2000, the Registrant disposed of its oil and gas industry related activities and assets and acquired Whitemark Homes, Inc. ("Whitemark Florida") along with certain related entities (the "Whitemark group") in a transaction accounted for as a reverse acquisition. Whitemark Florida changed its name to Whitemark Homes of Florida, Inc. and the Registrant changed its name to Whitemark Homes, Inc. Information for periods prior to April 1, 2000 is for the Whitemark group. Information for the period from April 1, 2000 through September 30, 2001 presents the consolidation of the Registrant and the Whitemark group. On October 1, 2001, the Registrant acquired North Florida Consulting, Inc. and certain related entities (the "NFC group") as an expansion of its business. (See Note 3.) Information for the period from October 1, 2001 through December 31, 2001 includes the consolidation of all of these entities.

The consolidated entity is engaged in residential development and home construction in the Central and North Florida areas. With the acquisition of the NFC group, the Company has entered into the development and construction of high-rise residential resort properties.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Whitemark Homes, Inc. and its subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated. The Company's consolidated subsidiaries at December 31, 2001 include Whitemark Homes of Florida, Inc. and its subsidiary, Home Funding, Inc., and North Florida Consulting, Inc. and its related entities.

The Company's financial statements consist of activities carried on directly and through other entities that are majority owned by the Company or controlled through acquisition options. This arrangement is utilized to segregate activities and limit the umbrella liability of the Company. The Whitemark group consists of the following entities: Whitemark Homes of Florida, Inc.; Home Funding, Inc.; and Fox Glen Limited Partnership. The NFC group consists of wholly owned companies, companies for which there exists non revocable options to purchase the stock/ ownership interest, and the entities owned by them. The wholly owned entities are North Florida Consulting, Inc.; Troon Development Corporation; Magnolia Landing Development, Inc.; Destin Parks, Inc.; LPG, Inc.; Sunshine Development Group, Inc.; Sea Oat Properties, Inc.; Panhandle Development, Inc.; and Emerald Beach Corporation. As of December 31, 2001, the Company holds options to acquire the ownership interest from certain individuals and
entities of the following entities:   Torel, Inc.; Concourse, Inc.; BGW
Properties, Inc.; University, Inc.; Alstar Development Group, Inc.; Muirfield Development Corporation; Emerald Sea Development, Inc.; Gulf Development Properties, Inc.; and Southern Strand Development, Inc. The ownership interests of the following entities are held by the companies above: Cabana Cove, LLC; Cabana Beach Club, LLC; Alstar Enterprises, LLC;

Cypress Breeze, LLC; Gulf Development Properties, LLC; and Long Point Cove, LLC. One-half of the ownership interest in Cabana Cay, LLC is owned by the companies above. The activities and assets of these entities have been combined due to common majority ownership, contractual or direct. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS:   The Company considers cash deposited in banks
and all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

ACCOUNTS RECEIVABLE:   The Company considers accounts receivable to be fully
collectible; therefore, no allowance for doubtful accounts has been established.

LAND AND HOME INVENTORY:   Land and home inventory is stated at the lower of
cost or market value, with cost determined using the specific identification method. Costs include land purchases, purchase options, other direct project development costs, direct home construction costs, and indirect development and construction costs, including allocated salaries. Indirect costs are allocated to each residential property based on relative sales value of the home and lot. Direct costs include construction period interest.

LONG-TERM ASSETS:   The Company applies Statement of Financial Accounting
Standard (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets." Under SFAS 121, long-lived assets and certain intangibles are reported at the lower of cost or estimated recoverable amounts.

EQUITY METHOD INVESTEES:   The equity method of accounting is used when the
Company owns a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities.

REVENUE RECOGNITION:   Revenue from projects is recognized under the
completed contract method, i.e. revenues and costs are deferred until the contract is completed and accepted by the customer. Management uses this method because total costs on jobs cannot be accurately estimated. Homes are sold pursuant to standard contracts and revenue from home sales is recognized only when closing occurs.

The Company recognizes revenue from all land development activities in accordance with Statement of Financial Accounting Standards No. 66. Direct costs are capitalized into land development costs. Interest and property taxes are capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest and property taxes are directly expensed.

INCOME TAXES:   The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements, if such differences are significant.

EARNINGS PER SHARE:   Accounting rules provide for the calculation of
"Basic" and "Diluted" earnings per share. Basic earnings per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity if converted. This is calculated by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding plus net potentially dilutive securities.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:   Unless otherwise specified, the
Company believes the book value of its financial instruments approximates their fair value.


NOTE 2:   SIGNIFICANT TRANSACTIONS EFFECTING THE REGISTRANT DURING 2000

Disposition of Oil and Gas, Salt Water Disposal, Sand and Gravel Businesses and Other Activities

In a measure approved by stockholders at the Registrant's annual meeting on June 17, 2000 and made effective April 1, 2000, the Registrant entered into an exchange with Kenneth Owens, its former President, for all of his shares of Class B Preferred stock. At that time, Mr. Owens controlled approximately 40% of the allowable votes of the Registrant. In this transaction, all of the oil and gas, the remaining salt water disposal, and all of the sand and gravel assets along with certain other properties were transferred to Mr. Owens along with the existing subsidiaries. The remaining financial assets and administrative accounts payable were transferred to a newly created corporation, Golden Square Industries, Inc.
(GSI), of which Mr. Owens received 60% ownership and the Registrant retained
40%.

Acquisition of the Whitemark Group

Simultaneous with the exchange described above, the Registrant acquired the Whitemark group as approved by the stockholders. In this transaction, Whitemark Florida's stockholders received a total of 1,067,520 shares of the Company's common stock in exchange for 100% of Whitemark Florida's outstanding shares. Additionally, on June 30, 2000, the Board of Directors approved the acquisition of development land inventories with projected revenue potential of $34,000,000 from entities controlled by Larry White, the current President of the Company, in exchange for 4,500,000 common shares.

Due to the control that transferred to the stockholders of Whitemark Florida coupled with the discontinuance of the Registrant's previous business, this acquisition was accounted for as a reverse acquisition using the purchase method of accounting. In connection with the transaction, the Company acquired assets with an estimated fair value of $35 million and assumed liabilities with a fair value of $7 million. However, due to the change in control and the reverse acquisition accounting treatment, the basis in assets and liabilities are reported on the Company's books at their carryover basis on the books of Whitemark and in the hands of other controlled entities rather than at fair value. Additionally, as mentioned above, because of the reverse acquisition accounting, the historical financial statements of Whitemark Florida became the historical and continuing financial statements of the Registrant. The remaining assets of the Registrant were treated as the acquired assets and were recorded at fair value.

Results of operations of the Registrant are included in the accompanying consolidated financial statements for the all periods after April 1, 2000.


NOTE 3:   SIGNIFICANT TRANSACTION EFFECTING THE REGISTRANT DURING 2001

On October 1, 2001, the Company acquired North Florida Consulting, Inc. ("NFC") and its related entities (the "NFC group"). This acquisition greatly increased the Company's number of projects in process. The Company issued 5,000,000 common shares to owners of the NFC group in exchange for 100% of the outstanding shares of the common stock of these corporations under a shareholder-approved plan of merger. In the merger, the Company has recorded adjustments based on fair values to recognize its cost in the acquisition. The following table presents the summarized historical combining balances of the NFC group at October 1, 2001, as well as the fair value amounts.

                                               Historical           Fair
                                                  Cost             Values
                                               -----------       -----------
     Land and home inventory                   $35,520,820       $67,576,351
     Accounts and notes receivable               2,973,423         2,973,423
     Cash                                          248,960           248,960
     Other assets                                1,447,370         1,319,833
                                               -----------       -----------
          Total Assets                          40,190,573        72,118,567
                                               -----------       -----------
     Accounts payable and accrued expenses         976,447           976,447
     Notes payable                              42,556,592        42,556,592
     Deferred taxes                                     -         12,132,638
                                               -----------       -----------
          Total Liabilities                     43,533,039        55,665,677
                                               -----------       -----------
         Net Equity                            $ 3,342,466       $16,452,890
                                               ===========       ===========

The NFC group develops, designs, and constructs residential and commercial properties. This group consists of the entities set forth under "principles
of consolidation" under Note 1.   NFC also holds options to acquire the
following real estate projects:  San Luis Pass of Galveston, Texas; Long

Point Cove of Panama City, Florida; Seclusion Bay of Santa Rosa Beach, Florida; Destin Cay of Destin, Florida; Pleasant Ridge Estates of Defuniak Springs, Florida; Ridgecrest Estates of Crestview, Florida; Cabana Cove of Panama City, Florida; and Royal Sonesta of Houston, Texas.


NOTE 4:   SUPPLEMENTAL CASH FLOW DISCLOSURES

                                            2001         2000         1999
                                         -----------  -----------  -----------
  Cash paid for interest                 $ 1,328,855  $   885,395  $   560,156
  Cash paid for income taxes                      -            -            -

Non-cash Investing and Financing Activity:
  Interest on notes payable capitalized
     into land and home inventory        $ 1,236,289  $    74,000  $   216,574
  Reduction of note payable for
     participating interest                       -       877,885      547,381
  Stock issued for land and home
     inventory                                    -       639,805           -
  Stock issued under S-8 registration        102,490      125,213           -
  Restricted stock issued for services        80,162      203,175           -

Additionally, stock was issued for the assets and liabilities of the NFC group as described in Note 3.


NOTE 5:   LAND AND HOME INVENTORY

Land and home inventory consists of the following at December 31, 2001 and 2000:

                                                   2001             2000
                                               -----------       -----------
  Project development and construction costs   $ 9,007,960       $ 4,931,351
  Home construction costs                        6,997,302         2,993,953
  Options to purchase land                      18,115,518                -
  Land cost                                     47,679,200                -
                                               -----------       -----------
                                               $81,799,980       $ 7,925,304
                                               ===========       ===========

Options to purchase land are valued at the excess of the fair market value of the individual properties over their respective option prices. The Company has the option to purchase these properties at amounts ranging from 45% to 99% of their appraised value and expects to exercise them during 2002. These options were acquired through the business combination with the NFC group as discussed in Note 3 and were included in the value of the NFC group for purposes of determining the value assigned to the shares of Whitemark issued in the transaction. Based on future circumstances or events, the Company may elect not to exercise certain options or the options may expire before financing can be obtained. The Company will re-evaluate the value assigned to the options and adjust the value, if necessary, when the future events occur.

NOTE 6:   EQUITY METHOD INVESTMENTS

As disclosed in Note 2, a 40% equity interest was retained in GSI. Since this investment is less than 50% and the Company has no control over the activities of GSI, it is carried on the equity basis. GSI's primary assets are cash, marketable securities, receivables, and property and equipment as presented in the following summarized financial statements.

                       Summarized Balance Sheet
                          December 31, 2001

     Cash and cash equivalents                           $   15,014
     Marketable securities (net)                            395,021
     Accounts receivable-related parties                    921,119
     Property and equipment (net)                           594,833

     Accounts and accrued payables                          (12,360)
                                                         ----------
     Net Equity                                          $1,913,627
                                                         ==========
                  Summarized Statement of Operations
                 For the Year Ended December 31, 2001

     Revenue                                             $  133,828
     Net realized and unrealized loss on investments        (23,751)
     Selling, general and administrative expenses          (103,746)
     Interest and dividend income                             4,016
     Interest expense                                        (7,833)
                                                         ----------
           Net Income                                    $    2,514
                                                         ==========

During 2000, the Company borrowed $250,000 from GSI. The terms of this borrowing stipulated that the Company would give up 2% ownership in GSI at each of the specified renewal dates if the loan amount was not repaid prior to such date. At December 31, 2000, this borrowing had been renewed twice without repayment and ownership had been reduced to 36%. At December 31, 2001, this the terms of this borrowing have been deemed to be usurious by management and no further reductions will be made. The Company intends to defend its position if GSI asserts otherwise.

NOTE 7:   NOTES PAYABLE

Notes payable consists of the following at December 31, 2001 and 2000:

                                                   2001             2000
                                               -----------       -----------
Construction loans with banks and others-
  interest rates of 4.98% to 10.25% with
  interest due monthly, principal due as
  homes or properties are sold, secured
  by real estate                               $33,527,011       $ 5,059,795

Obligations to participation mortgage
  lender -payments due based on cash flows
  of the Fox Glen, Oak Park Glenbrook, and
  Bear Gully projects, secured by real
  estate and partnership interests               2,472,956         1,055,616

Other loans                                        214,734           464,418
                                               -----------       -----------
                                               $36,214,701       $ 6,579,829
                                               ===========       ===========

Loans from related parties-interest rates
  of 4.75% to 15%, with interest due
  monthly or at payoff, depending on the
  loan terms, principal due on sale of
  lots, arrangement of other financing,
  or sale of the property                      $18,138,151       $   135,000
                                               ===========       ===========

The obligations to a participation mortgage lender consist of $2,472,956 and $1,055,616 of mortgage principal at December 31, 2001 and 2000.

Interest cost totaled $1,711,827, $959,395, and $967,947 in 2001, 2000, and
1999, respectively. These amounts include capitalized interest of $1,236,289, $394,587, and 330,067 in 2001, 2000, and 1999, respectively.


NOTE 8:   LEASES

The Company leases office equipment under noncancellable operating leases. The Company also leases its office building from a related party (see Note
9). Future annual minimum rental commitments under all long-term operating leases are as follows:

                  2002                                    $ 106,451
                  2003                                      106,966
                  2004                                       82,646
                  2005                                       74,800
                  2006                                        6,233
                                                          ---------
                                                          $ 377,096
                                                          =========

Rent expense for 2001, 2000, and 1999 under all operating leases was $126,323, $38,676, and $6,000, respectively. The Company began subleasing a portion of its corporate office building in December 2000. Future minimum sublease payments to be received are $31,824 annually for the years 2002 and 2003.


NOTE 9:   RELATED PARTY TRANSACTIONS

During 2000, as discussed in Note 2, the Company transferred significant assets (oil and gas assets, oilfield service assets, real estate, and the substantially of its financial assets) to Kenneth Owens, its former president, in exchange for his preferred stock. Simultaneously with that transaction, the Company issued common stock to the stockholders of Whitemark Florida to acquire that entity. Larry White, the primary owner of Whitemark Florida was then elected president of the Company. This resulted in a transfer of control of the Company from Kenneth Owens to Larry White. Subsequent to this transfer, the Board of Directors approved the acquisition of development properties from Larry White and other entities within his control in exchange for the issuance of 4,500,000 common shares.

As presented in the balance sheet, statement of cash flows, and at Note 8, the Company has borrowed funds from officers and from directors for
development projects.   Some of these loans mature at various dates or as
homes are sold. Others are due upon arrangement of other financing or on sale of the project. Balances at December 31, 2001 and 2000 totaled $18,484,126 and $135,000.

The Company is due amounts from related parties for various costs incurred with regard to properties owned by them in anticipation of further development of these properties by the Company. Such amounts are generally repaid as the projects get underway.

The Company moved its offices to a building owned by Larry White during November 2000. Lease obligations for this building are approximately $6,200 monthly through December 2005.


NOTE 10:   STOCK TRANSACTIONS

The Company issued 30,599 common shares during 2001 under its Dividend Reinvestment Plan and Stock Purchase Plan for proceeds of $40,539.

During August and October 2001, the Company issued 75,495 shares valued at $102,490 under its existing S-8 registration and 19,387 restricted shares valued at $16,616 to employees and consultants for services rendered. Directors were issued 2,000 restricted shares valued at $1,046 as directors' fees. In acquiring the NFC group, the Company issued 5,000,000 restricted shares valued at $15,821,284 to the owners of the NFC group and 100,000 restricted shares valued at $62,500 to consultants involved in the transaction.

During October 2000, the Company issued 120,000 restricted common shares and 80,000 S-8 shares as partial consideration in conjunction with its acquisition of a development property. During November 2000, the Company issued 4,100 S-8 shares to consultants in exchange for public relations and engineering services.

During December 2001, the Company issued 1,153,077 restricted common shares as collateral for a $1.5 million loan taken down to exercise one of the development options acquired in the acquisition of NFC. The shares are not included as outstanding shares and are not included in the calculation of earnings per share. The share certificate is being held by an escrow agent pending payment or default under the terms of the loan. The Company intends to repay the loan through other financing so that these shares will not be delivered to the lender. Should the Company fail to repay the loan and the shares be delivered to the lender, they will, at that point, become outstanding and dilutive.


NOTE 11:   STOCK COMPENSATION PLAN

In September 1998, the Company filed an S-8 registration statement registering 200,000 common shares for a Stock Compensation Plan adopted by the Board. The Plan allows the directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors. The Plan will allow these service providers to acquire proprietary interests in the Company in exchange for their services. These interests would provide incentives for high levels of service. No shares were issued under the Plan during 1999. During 2000, the Board approved the issuance of 203,350 S-8 shares to employees and consultants. The Board approved the issuance of 75,495 S-8 shares to employees and consultants during 2001. There are currently 1,905 registered S-8 shares still available for use through the plan.

In addition, the Board approved the issuance of 119,387 and 288,750 restricted common shares to employees and consultants during 2001 and 2000, respectively.


NOTE 12:   RETIREMENT PLAN

The Whitemark group has established a "SIMPLE" defined contribution retirement plan which covers all electing full- time employees over age twenty-one with two years of service. The Whitemark group contributed $19,893 and $11,016 for the years ended December 31, 2001 and 2000, respectively, which represents a match of the participants' contributions up to the lesser of 3% of a participant's wages or a maximum contribution of $6,500 and $6,000 per participant in the respective years.


NOTE 13:   EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per common share (EPS) for the years ended December 31, 2001, 2000, and 1999.

                                             2001         2000        1999
                                         -----------  -----------  -----------
Numerator:
  Net income/(loss)                      $   300,896  $  (684,235) $   401,129

Denominator:
  Weighted average shares outstanding      8,976,549    5,180,055    2,603,791

Earnings/(loss) per share:
  Basic:                                 $      0.03  $     (0.13) $      0.15

NOTE 14:   INCOME TAXES

Prior to April 1, 2000, Whitemark Florida was an S corporation under Section 1361(a) of the Internal Revenue Code. This S corporation election was terminated for the companies in the group at that time, due to their acquisition of Whitemark Florida by the Registrant. At April 1, 2000, the companies became part of an affiliated group that files a consolidated income tax return. S corporations generally do not incur income tax because of their passthrough nature. Therefore, no provision for income tax expense is presented for the year ended December 31, 1999. During the year ended December 31, 2000, the affiliated group experienced a consolidated net loss. Therefore, no provision for income tax expense or benefit is reflected in the accompanying consolidated financial statements for that period.

The components of the provision for income taxes were as follows for the years ended December 31, 2001 and 2000:

                                                   2001             2000
                                               -----------       -----------
  Current federal income taxes                 $   109,337       $        -
  Current state income taxes                        27,019                -

  Current income tax expense                       136,356                -
  Deferred tax expense/(benefit)                   (24,638)               -
                                               -----------       -----------
     Total income taxes                        $   111,718       $        -
                                               ===========       ===========
                                    F-15

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The Company's deferred tax liability is due to the step up in basis of the NFC group's assets to fair value at acquisition for financial reporting purposes with no adjustment to the tax basis. The deferred tax asset is due to the recognition of equity in losses sustained in the Company's non consolidated investee.

Deferred tax assets and liabilities consist of the following at December 31, 2001 and 2000:

                                                   2001             2000
                                               -----------       -----------
  Deferred federal tax liability               $10,855,518       $        -
  Deferred state tax liability                   1,277,120                -
                                               -----------       -----------
     Total deferred tax liabilities             12,132,638                -
                                               -----------       -----------

  Deferred federal tax asset                        22,202           239,482
  Deferred state tax asset                           2,436                -
  Less valuation allowance                              -           (239,482)
                                               -----------       -----------
     Total deferred tax assets                      24,638                -
                                               -----------       -----------
  Net deferred tax liability                   $12,108,000       $        -
                                               ===========       ===========

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation (no taxes were applicable for 1999 or 2000):

                                                             2001
                                                          ---------
  Taxes computed at U.S. statutory rates                  $ 140,289
  Increases/(decreases) in taxes resulting from:
     Net operating loss carryforward                        (17,527)
     Non deductible equity in unconsolidated subsidiary      12,918
     State income taxes (net of federal taxes)               (9,186)
     Tax refunds                                            (18,644)
     Other                                                    3,868
                                                          ---------
  Provision for income taxes                              $ 111,718
                                                          =========