Form 10-Q
period 2002-03-31
WHITEMARK HOMES INC
filed 2002-05-15
CIK 42284

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 2002

                                     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

      For the transition period from                to               .


                         Commission File No. 0-8301



                           WHITEMARK HOMES, INC.
                           ---------------------
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


     There were 14,695,188 shares, Common Stock, $.001 Par Value as of March 31, 2002.


                                     1


                           WHITEMARK HOMES, INC.

                                 FORM 10-Q

                                   INDEX


                                                                    Page
                                                                    ----

Part I.   Financial Information

     Item 1.   Condensed Consolidated Financial Statements  .  .  .   3

     Item 2.   Management's Discussion and Analysis   .  .  .  .  .   9


Part II:  Other information

     Item 2:   Changes in Securities and Use of Proceeds .  .  .  .  13

     Item 4:   Submission of Matters to a Vote of the Security
               Holders     .  .  .  .  .  .  .  .  .  .  .  .  .  .  13

     Item 6:   Exhibits and Reports on Form 8-K  .  .  .  .  .  .  . 13


Signatures   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 14









                                     2

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                           Whitemark Homes, Inc.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31,
                                                     2002            2001
                                                  -----------    -----------
                                                  (Unaudited)
                                   ASSETS

   Land and home inventory                        $86,035,952    $81,799,980
   Cash                                               279,853        605,825
   Accounts receivable                                504,501      1,257,529
   Prepaid expense                                    101,043         77,335
   Other assets                                     1,950,014      3,166,335
                                                  -----------    -----------

TOTAL ASSETS                                      $88,871,363    $86,907,004
                                                  ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                  $55,416,599    $54,352,852
   Accounts payable                                   480,012      1,694,200
   Accrued expenses                                   781,297        837,738
   Deferred taxes                                  12,920,000     12,108,000
                                                  -----------    -----------
        Total Liabilities                          69,597,908     68,992,790
                                                  -----------    -----------

Stockholders' Equity
  Common stock ($.001 par value, 100,000,000
   authorized, 14,695,188 and 13,402,272
   outstanding, respectively)                          14,695         13,402
  Additional paid in capital                       19,312,974     17,896,167
  Retained earnings/(deficit)                         (54,214)         4,645
                                                  -----------    -----------
     Total Stockholders' Equity                    19,273,455     17,914,214
                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $88,871,363    $86,907,004
                                                  ===========    ===========










See accompanying selected information.
                                     3

                           Whitemark Homes, Inc.
                  CONDENSED CONSOLIDATED INCOME STATEMENTS
                                (Unaudited)



                                                 Three Months Ended March 31,
                                                     2002           2001
                                                  -----------    -----------
REVENUES:
   Sales                                          $ 3,110,489    $ 1,921,186

   Cost of sales                                    2,304,630      1,572,775
                                                  -----------    -----------
GROSS PROFIT                                          805,859        348,411


Selling, general, and administrative  expenses        777,130        384,326
                                                  -----------    -----------
INCOME/(LOSS) FROM OPERATIONS                          28,729        (35,915)

Other Income/(Expenses):
   Interest expense                                   (80,712)      (190,829)
   Other expense                                       (6,876)       (20,172)
                                                  -----------    -----------
Income/(Loss) Before Income Taxes                     (58,859)      (246,916)

   Provision for income taxes                              -              -
                                                  -----------    -----------

NET INCOME/(LOSS)                                 $   (58,859)   $  (246,916)
                                                  ===========    ===========

Earnings/(Loss) per Common Share                  $     (0.00)   $     (0.03)
                                                  ===========    ===========

Weighted average shares outstanding                13,590,808      8,179,187
                                                  ===========    ===========









See accompanying selected information.
                                     4

                           Whitemark Homes, Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Increase/(Decrease) in Cash and Cash Equivalents
                                (Unaudited)


                                                 Three Months Ended March 31,
                                                      2002          2001
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                               $   (58,859)   $  (246,916)
  Adjustments to reconcile net income/(loss) to
  net cash used by operating activities:
    Services acquired with stock                           -          11,308
    Equity in investee's loss                              -          20,172
  Changes in operating assets and liabilities      (2,593,349)      (842,006)
                                                  -----------    -----------
NET CASH (USED) BY OPERATING ACTIVITIES            (2,652,208)    (1,083,131)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Other investing activities                            (377)            -
                                                  -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES                  (377)            -
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                      3,249,697      2,822,047
   Repayments of notes payable                       (423,084)    (1,415,497)
   Proceeds from issuing stock                             -          12,660
   Termination of participation agreements           (500,000)            -
                                                  -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           2,326,613      1,419,210
                                                  -----------    -----------
   Increase/(Decrease) in Cash                       (325,972)       336,079

Cash at Beginning of Period                           605,825        187,194
                                                  -----------    -----------

   CASH AT END OF PERIOD                          $   279,853    $   523,273
                                                  ===========    ===========

Supplemental Disclosures
  Cash paid for interest                          $   130,075    $   158,829

  Non-cash Investing and Financing Transactions:
   Interest on notes payable capitalized as
    land and home inventory                         4,327,527         25,689
   Increase in note payable for participating
      interest                                             -         125,160
   Stock issued for land and home inventory         1,500,000         10,990
   Restricted stock issued to directors                    -             400





See accompanying selected information.
                                     5

                           WHITEMARK HOMES, INC.
    SELECTED INFORMATION FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               March 31, 2002


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

These financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying condensed consolidated financial statements have been made. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in the Company's financial statements for the year ended December 31, 2001 that were filed with the Securities and Exchange Commission on Form 10-K during April 2002. This Form 10-K and other filings by the Company are available through the Internet on the SEC's EDGAR database at www.sec.gov or from the Company upon request.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Business

The Company has three primary business activities: home building, condominium building and financial services. Home building and condominium building are by far the most significant activities as the financial services activity functions primarily as a supporting and facilitating operation.

Home building operations include the sale and construction of single-family attached, detached and condominium homes in the Orlando and Destin (panhandle) areas of Florida. Additional home building activity is taking place in Houston and Galveston, Texas. These activities include the purchase, development, and sale of residential product. Sales of the Company's homes are generally made pursuant to a standard contract that requires a down payment of up to 10% of the sales price. The contract includes a financing contingency that permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period, typically four to six weeks. The Company reports an undelivered home sale as part of its backlog upon execution of the sales contracts and receipt of the down payment. Revenue is recognized only upon the closing and delivery of a home. The Company estimates that the average period between the execution of a purchase agreement for a home and delivery is approximately six months. The Company's backlog at March 31, 2002 and 2001 was approximately $58,000,000 and $5,800,000, respectively.

Financial Services are conducted primarily through the Company's subsidiary, Home Funding, Inc., which provides mortgage financing, title insurance assistance, and closing services for the Company's home buyers and to the public. This subsidiary packages and resells residential mortgage loans and provides mortgage loan-servicing activities.


NOTE 2:   EQUITY METHOD INVESTEE

The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities.


NOTE 3:   STOCK TRANSACTIONS

The Company has issued 7,339 common shares under its Dividend Reinvestment and Stock Purchase Plan during 2002.

The Company also issued 1,153,077 of restricted common stock for the purchase of Troon Development Corporation and Muirfield Corporation, both of which are holding companies of the real estate associated with the Muirfield project. The Muirfield project is located in Destin, Florida in the Seascape Resort area. The Muirfield project will consist of two, 220 unit, 24 story high rise condominiums with cabanas, restaurants and world class amenities. In regards to amenities, Seascape Beach and Golf Resort is also one of the last approved Developments of Regional Impact left in South Walton County which allows for a building to be greater than 4 stories high. It has an 18 hole golf course, multiple tennis courts, multiple swimming pools, 2000 feet of beautiful sugar white beach and is a secure and gated community. The Muirfield project will also have the distinction of being one of the tallest buildings in Walton County. Whitemark Homes, Inc. has invested substantial sums of money for architectural fees, engineering fees, permitting, brochures, sales center and other costs associated with preparing the property for construction. The Muirfield project has over 121 units presold as of March 31, 2002.


NOTE 4:   SIGNIFICANT TRANSACTIONS

In a significant inventory transaction, the Company completed the acquisition of 15 acres of land for $3,500,000 of its Long Point Cove condominium project near Panama City, Florida. This project consists of 6 separate condominium buildings each having 6 units. In addition, the amenities for this complex include a marina and pool.




NOTE 5:   SUBSEQUENT EVENTS

In April, 2002, The Company closed its financing on the Seclusion Bay project located in Santa Rosa Beach, Florida. Seclusion Bay is estimated at a $30 million project. Seclusion Bay is an upscale, gated community with half acre lots and five exclusive lots on the bay. Construction has started and is expected to be completed within twenty four months. Lot prices range from $150,000 to $400,000 for the five bay front lots of which there is approximately $2 million in presales. Total lot sale revenues are expected to be in excess of $10 million and home sale revenues are expected to be in excess of $20 million.

In April, 2002, the Company has also entered into a financing arrangement with Wachovia Bank for development and construction financing for its Corner Lake subdivision located in East Orlando, Florida. The Corner Lake subdivision consists of 46 lots, of which 16 are lake front. The lake front lots, which are being presold at an average lot price of $225,000 is being marketed independently and sold to individuals seeking to build custom homes and select custom home builders. The remaining interior lots will have homes built exclusively by the Company with a price range of $275,000 to $450,000 of which there is approximately $850,000 in presales.

In May, 2002, the Company closed its initial financing for Muirfield I and II projects, two high rise condominium projects located at the Seascape Resort in Destin, Florida. As stated previously, Muirfield I and II will each be a 24 story high rise condominium with 220 units each. These residential units are priced between $150,000 and go up to $1.5 million for the penthouse suites. Featured amenities of the resort include a championship 18 hole golf course, 5 tennis courts and over 2000 feet of the most beautiful white sand beaches on the Gulf Coast. The projected sales on final build out for both Muirfield I and II will be approximately $65 million each of which there is approximately $35 million in presales.






Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

The Company develops real estate and builds homes. These efforts have historically been concentrated in under-served markets for entry-level, first- time move-up, and vacation home buyers. However, efforts are now additionally focused on the mid-level home buyer with housing products from $180,000 to $350,000, as well as the vacation condominium market with first class amenities. In addition, the Company is also servicing its upscale home buyers with beach front custom homes which can sell in excess of $1,000,000. On a national level, housing construction continues to remain in a growth trend, which is a good sign in light of other indications of
slowing growth and the recession in the economy.   Indicators for
construction have shown continued growth even as consumer spending and the industrial sector have slowed. In fact, according to the Orlando Sentinel, Florida led the nation in new home building permits for the first quarter of 2002. This is despite the heightened economic uncertainty resulting from the recent acts of terrorism and the commencement of the U.S. military response. The Kiplinger Letter has stated that its forecasts predict that housing will continue to generate economic warmth and will provide support for the rest of the U.S. economy. Recent reductions in interest rates by the Federal Reserve have lowered the cost of construction financing and have also resulted in lower mortgage rates to home buyers, although to a lesser extent. The Company's management is optimistic about operations as the year progresses. Projects in the Company's inventory should produce growth in revenues and profits over the next three years. As mentioned above, interest rates and consumer confidence are driving the housing industry. Statistics indicate that both unemployment and interest rates in the Company's largest target market (the Orlando, Florida area) continue to be relatively low.

In addition to residential development and home building, the Company has a subsidiary that assists home buyers in obtaining mortgages and accessing mortgage assistance programs aimed at the Company's target markets. This subsidiary, originally established to augment the Company's sales efforts, now provides these services to the public. The Company is developing a business and marketing plan which focuses on expanding the mortgage business and the services it offers in order to capture a greater market share. Currently, the Company has a distinct niche in the affordable housing arena. The Company has developed relationships and programs which result in various financing opportunities for home buyers which are not readily available from the majority of mortgage brokers throughout the industry.

The Company has over 25 communities in various stages of completion at March 31, 2002. In addition, the Company has scheduled to commence two new projects before the end of the second quarter 2002. These projects have a total estimated revenue potential in excess of $1 billion.

The Company is continually exploring opportunities to purchase parcels of land for its development and home building operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options. The Company continues to increase its land development and construction activities in response to current and anticipated demand and expects to pursue additional land acquisition and development opportunities in the future.
                                     9

According to newspaper articles, Orlando continues to rank in the top five destination cities for foreign travelers in the U.S. As a result, resort home development has become a significant part of home construction in Florida. The Glenbrook property is being developed by the Company with the expectation of it being a total resort home development with easy access to Disney, Seaworld and Universal Studios Florida. This is a unique approach to vacation rental properties and shows that the Company is looking 'outside the box' in order to be the market leader. Additionally, a highly regarded weekly financial publication has reported that resort areas are expected to see continued significant population gains. These areas grew at an average 14% rate during the '90s. Various analysts have reviewed the trends of 'boomers' during the 90's and have concluded that a high percentage will be looking either to move up or to acquire vacation homes. Because this growth trend is fueled by retirees and 'boomers,' the extended implication would include growth in recreational, medical, and other supporting services. As a result, demand for homes in all price ranges should remain high. The management of Whitemark Homes remains excited and optimistic about the future of homebuilding, vacation homes, and resort properties.


Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. Cash flow from operations declined during the first three months of 2002 from the same period of 2001 largely due to the costs of developing the infrastructure of numerous properties. However, this was anticipated and cash flow should increase dramatically as the home inventory begins to close throughout the remainder of the year. For example, construction has begun and presales or final sales have been completed on the following properties:
Glenbrook, 42 of 266 units have been presold or sold which equates to $8.8 million in revenue and $900,000 in budgeted profit; Bear Gully Forest, 43 of 48 units have been presold which equates to $6.6 million in revenue and $1.8 million in budgeted profit; University Park, 29 of 30 units have been presold or sold which equates to $5 million in revenue and $1 million in budgeted profit; Corner Lake, 4 lake front lots have been presold which equates to $850,000 in revenues and $480,000 in budgeted profit; Muirfield I, 121 of 220 units have been presold which equates to $35 million in revenues and $11.2 million in budgeted profit; Long Point Cove, 24 of 144 units have been presold which equates to $15.3 million in revenues and $3.9 million in budgeted profit; Cabana Cay, 38 of 154 units have been presold which equates to $25.2 million in revenue and $6 million in budgeted profit, along with several other presales in other communities which are well under way. Of the units classified as presold, approximately 42% will close in second, third and fourth quarter of 2002 generating approximately $48,000,000 in gross revenue.

On March 31, 2002, the Company had outstanding borrowings of approximately $55 million. This is up from December 31, 2001 by less than $1 million as a result of some additional borrowings for land acquisition and development less payments made on outstanding loans. However, the majority of this debt is non-recourse and project specific. In addition, many of the notes payable are not subject to debt service until the note becomes due. The Company's objective is to either presale the properties to the point where construction can begin or to sell the property for a profit prior to the note coming due.


The Company currently finances its projects with project-specific construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. There is no expectation that this financing arrangement will not be available in the foreseeable future. However, management continually reviews other possible financing alternatives, and, in that regard, is planning to file a registration statement during the second quarter of 2002 that will enable the Company to issue a secondary stock offering which is projected to raise $20 million in capital. In addition, the Company is also in the process of securing a $10 million equity line of credit. An equity line of this nature makes the availability of funds much more assessable while being able to take full advantage of a rising stock price. The Company is also in the final stages of completing a $5 million bond offering which should be completed during the second quarter of 2002. This bond offering will have a AAA rating by Standard and Poors and will have a floating interest rate which should allow for a very low cost of capital. The Company believes that funds generated from operations and expected borrowing availability from the private and public market will continue to be sufficient to fund the Company's working capital requirements during the foreseeable future.


Results of Operations

Management's continued "retooling" of the Company, which began during the third quarter of 2001, included conducting market analysis, focus groups, review of other research projects and was aimed at producing strategic goals for the near and long term. During this process the Company increased the pace of its raw land acquisition and concentrated on the permitting, land planning and engineering aspects of preparing its raw land for development. Consequently, the Company's revenues from home sales for the quarter ended March 31, 2002 increased from $1,921,186 to $3,110,490 when compared with the same period of 2001. The number of homes delivered for the quarter ended March 31, 2002 was 16 units with an average selling price per home of $136,000. Management believes that the small number of homes sold is a temporary situation partially created by a restriction in the Company's available lot inventory as certain development projects were reaching maturity during forth quarter 2001 and new lot inventory was only beginning to be available for sale during the first quarter 2002. Therefore, the Company is now poised to reap the benefits from the acquisition and development of raw land throughout 2001 and the Company is expecting to substantially increase revenues by approximately $48,000,000 in the second, third and fourth quarter of the year. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

The costs of homes sold during the first quarter of 2002 increased approximately $731,855 to $2,304,630 when compared with the same period of 2001. This is primarily due to the related increase in home deliveries and home sale revenues. Although the cost of homes is directly attributable to the product mix, the Company operates with several internal control processes which help to ensure that projected gross profit margins are maintained and quality control standards are met.

The Company's selling and administrative expenses increased approximately $393,000 when compared with the same period of 2001, primarily due to the selling, general and administrative costs associated with the North Florida Consulting merger which took place during the fourth quarter 2001. The North Florida Consulting offices have approximately 30 employees thereby virtually doubling the Company's employee base.

With the heightened uncertainty surrounding the overall economy, management is aware that expectations and projections could easily be affected by unforeseen events and changes in the public's reaction to past events. This is being said to encourage appropriate caution that the homebuilding industry, as well as any other industry, may be negatively impacted by a variety of economic factors possibly including the erosion of consumer confidence and employment levels stemming from the current international conflict.


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

Where this Form 10-Q includes "forward-looking" statements, the Company desires to take advantage of the "safe harbor" provisions of the Act. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. Forward-looking statements reflect the Company's current views with respect to future events and financial performance and are not guarantees of future performance. The Company has no specific intention to update these statements. These forward- looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks and uncertainties include economic conditions such as home mortgage interest rates, shortages of materials and labor, weather conditions, competition with other builders, regulatory requirements, and other such matters as may be discussed in this report or referred to in the Company's annual report on Form 10-K. The Company undertakes no obligation to publicly revise these forward- looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.







PART II: OTHER INFORMATION

Item 2:   Changes in Securities and Use of Proceeds

    Issuance of Unregistered Shares

        During the three months ended March 31, 2002, the Company sold securities in the transactions described below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

        On January 1, 2002, a total of 125,000 restricted shares of common stock valued at $78,000 were granted to a consultant as a finders fee. These restricted shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

        On January 24, 2002, a total of 7,500 restricted shares of common stock valued at $4,680 were granted to a consultant who provided professional services to the Company. These restricted shares were issued in reliance on the exemption from registration provided by
        Section 4(2) of the Securities Act of 1933.

        On March 19, 2002, a total of 1,153,077 restricted shares of common stock valued at $1.5 million were granted to purchase two companies which owned land as their sole asset. These restricted shares were issued in reliance on the exemption from registration provided by
        Section 4(2) of the Securities Act of 1933.

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


                            WHITEMARK HOMES, INC.


May 14, 2002               By:  /s/ LARRY White
                                Larry White, President


May 14, 2002               By:  /s/ Mitchell R. Gordon
                                Mitchell R. Gordon, Chief Financial Officer













