Form 10-Q
period 2002-06-30
WHITEMARK HOMES INC
filed 2002-08-14
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 2002

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

      For the transition period from  _____ to ____.


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


     There were 15,197,333 shares, Common Stock, $.001 Par Value as of June 30, 2002.

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

     Item 2:   Changes in Securities and Use of Proceeds .  .  .  .  13

     Item 4:   Submission of Matters to a Vote of the Security
               Holders     .  .  .  .  .  .  .  .  .  .  .  .  .  .  13

     Item 6:   Exhibits and Reports on Form 8-K  .  .  .  .  .  .  . 13


Signatures   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . 13

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              Whitemark Homes, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,     December 31,
                                                     2002            2001
                                                  -----------    -----------
                                                  (Unaudited)
                                     ASSETS

   Land and home inventory                        $91,300,130    $81,799,980
   Cash                                               564,081        605,825
   Accounts receivable                              2,692,571      1,257,529
   Prepaid expense                                    238,996         77,335
   Other assets                                     7,722,511      3,166,335
                                                  -----------    -----------

TOTAL ASSETS                                     $102,518,289    $86,907,004
                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                  $67,637,877    $54,352,852
   Accounts payable                                 1,465,250      1,694,200
   Accrued expenses                                 1,132,013        837,738
   Deferred taxes                                  12,263,000     12,108,000
                                                  -----------    -----------
        Total Liabilities                          82,498,140     68,992,790
                                                  -----------    -----------

Stockholders' Equity
  Common stock ($.001 par value, 100,000,000
   authorized, 15,197,333 and 13,402,272
   outstanding, respectively)                          15,197         13,402
  Additional paid in capital                       20,441,433     17,896,167
  Retained earnings/(deficit)                        (436,481)         4,645
                                                  -----------    -----------
     Total Stockholders' Equity                    20,020,149     17,914,214
                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $102,518,289    $86,907,004
                                                  ===========    ===========


See accompanying selected information.

                              Whitemark Homes, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                 Three Months Ended June 30,
                                                     2002           2001
                                                  -----------    -----------
REVENUES:
   Sales                                          $ 3,686,821    $ 2,881,220

   Cost of sales                                    3,105,321      2,449,564
                                                  -----------    -----------
GROSS PROFIT                                          581,500        431,656


Selling, general, and administrative  expenses        852,143        474,872
                                                  -----------    -----------
(LOSS) FROM OPERATIONS                               (270,643)       (43,216)

Other (Expenses):
   Interest expense                                   (82,492)      (121,411)
   Other expense                                      (29,132)       (26,954)
                                                  -----------    -----------
(Loss) Before Income Taxes                           (382,267)      (191,581)

   Provision for income taxes                              -              -
                                                  -----------    -----------

NET (LOSS)                                        $  (382,267)   $  (191,581)
                                                  ===========    ===========

(Loss) per Common Share                           $     (0.03)   $     (0.02)
                                                  ===========    ===========

Weighted average shares outstanding                15,049,191      8,193,892
                                                  ===========    ===========


See accompanying selected information.

                                                   Six Months Ended June 30,
                                                     2002           2001
                                                  -----------    -----------
REVENUES:
   Sales                                          $ 6,797,310    $ 4,803,421

   Cost of sales                                    5,409,951      4,022,339
                                                  -----------    -----------
GROSS PROFIT                                        1,387,359        781,082


Selling, general, and administrative  expenses      1,629,273        859,198
                                                  -----------    -----------
(LOSS) FROM OPERATIONS                               (241,914)       (78,116)

Other (Expenses):
   Interest expense                                  (163,204)      (312,240)
   Other expense                                      (36,008)       (47,126)
                                                  -----------    -----------
(Loss) Before Income Taxes                           (441,126)      (437,482)

   Provision for income taxes                              -              -
                                                  -----------    -----------

NET (LOSS)                                        $  (441,126)   $  (437,482)
                                                  ===========    ===========

(Loss) per Common Share                           $     (0.03)   $     (0.05)
                                                  ===========    ===========

Weighted average shares outstanding                14,316,892      8,186,580
                                                  ===========    ===========


See accompanying selected information.

                              Whitemark Homes, Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Increase/(Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                   Six Months Ended June 30,
                                                      2002          2001
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                      $  (441,126)   $  (437,482)
  Adjustments to reconcile net (loss) to
  net cash used by operating activities:
    Services acquired with stock                        4,688         11,229
    Equity in investee's loss                              -          47,126
  Changes in operating assets and liabilities     (12,460,642)    (1,013,020)
                                                  -----------    -----------
NET CASH (USED) BY OPERATING ACTIVITIES           (12,897,080)    (1,392,147)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                 (126,574)            -
  Other investing activities                         (343,364)            -
                                                  -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES              (469,938)            -
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                     31,609,751      5,082,718
   Repayments of notes payable                    (16,924,727)    (3,461,462)
   Proceeds from issuing stock                         40,250         30,110
   Termination of participation agreements         (1,400,000)            -
                                                  -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          13,325,274      1,651,366
                                                  -----------    -----------
   Increase/(Decrease) in Cash                        (41,744)       259,219

Cash at Beginning of Period                           605,825        187,194
                                                  -----------    -----------

   CASH AT END OF PERIOD                          $   564,081    $   446,413
                                                  ===========    ===========

Supplemental Disclosures
  Cash paid for interest                          $   742,654    $    179,901

  Non-cash Investing and Financing Transactions:
   Interest on notes payable capitalized as
    land and home inventory                         4,327,527         78,972
   Increase in note payable for participating
      interest                                      1,700,000        613,399
   Stock issued for land and home inventory         2,249,000         10,990
   Restricted stock issued to directors                    -             239
   Stock issued for services performed                153,125           -

See accompanying selected information.

                              WHITEMARK HOMES, INC.
      SELECTED INFORMATION FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2002


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

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Business

The Company has three primary business activities: home building, condominium building and financial services. Home building and condominium building are by far the most significant activities as the financial services activity functions primarily as a supporting and facilitating operation.

Home building operations include the sale and construction of single-family attached, detached and condominium homes in the Orlando and Destin (panhandle) areas of Florida. Additional home building activity is taking place in Houston and Galveston, Texas. These activities include the purchase, development, and sale of residential product. Sales of the Company's homes are generally made pursuant to a standard contract that requires a down payment of up to 20% of the sales price. The contract includes a financing contingency that permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period, typically four to six weeks. The Company reports an undelivered home sale as part of its backlog upon execution of the sales contracts and receipt of the down payment. Revenue is recognized only upon the closing and delivery of a home. The Company estimates that the average period between the execution of a purchase agreement for a home and delivery is approximately six months. The Company's backlog at June 30, 2002 and 2001 was approximately $69,000,000 and $7,200,000, respectively.

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

The Company originally acquired a 40% equity interest in Golden Square Industries, Inc. This equity interest was obtained as a direct result of the business combination between Golden Triangle Industries, Inc. and Whitemark Homes of Florida, Inc. However, it is the Company's intent to dissolve that equity interest to zero by December 31, 2002.


NOTE 3:   STOCK TRANSACTIONS

For the quarter ending June 30, 2002, the Company has issued 10,128 common shares under its Dividend Reinvestment and Stock Purchase Plan during 2002. There were no other significant stock transactions for the quarter ending June 30, 2002.


NOTE 4:   SIGNIFICANT TRANSACTIONS

In a significant inventory transaction, the Company completed the acquisition of land for its Little Creek Development located in Kissimmee, Florida. The Little Creek development will be an affordable housing community with 298 lots. Home prices for Little Creek will range from $107,000 to $150,000 with modest amenities. In addition, the Company has established various lending programs that provide qualified buyers up to $30,000 in down payment assistance. Total project revenues for the Little Creek Development will exceed $29,000,000. Construction will begin in October 2002 and is projected to have brisk presales.


NOTE 5:   SUBSEQUENT EVENTS

Construction of Phase II of the Cypress Breeze Plantation community in Santa Rosa Beach, Florida began in July. Cypress Breeze Plantation can best be described as lush serenity. Located in Santa Rosa Beach, Florida - Cypress Breeze Plantation is a 160 lot development consisting of four phases. Phase one, 23 lots, is already developed, with sales models expected to be completed no later than July of this year. Phase two will accommodate 30 lots, with the remaining 107 lots divided into phases three and four. Great care was used in the planning of this community in order to preserve as much of Florida's natural environment as possible. Located just a half mile north of Ed Wallin State Park means, the beautiful white sand beaches of the Gulf of Mexico are only minutes away.


Due to accelerated absorption rates for single family housing over the last few years, this area is virtually void of new residential construction. Cypress Breeze Plantation is the last remaining tract of land over 100 acres within the surrounding area. This community is poised for a rapid sell out due to the lack of competition in the vicinity. The area market is strong which was illustrated by the rapid sales accomplished by the high profile community Watercolor by St. Joe.


Within the community will be a 13,000 sq. ft. Pool, complete with two, twelve foot water falls. This pool, which is modeled after a roman spa, contains many rock formations and enclaves along with picnic tables, and sun decks. Surrounding the pool area are 16 "pool frontage" lots with an average sales price of $200,000 each. Of these 16 lots, all of them are currently on reserve.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

The Company develops real estate and builds homes. These efforts have historically been concentrated in under-served markets for entry-level, first-time move-up, and vacation home buyers. However, efforts are now additionally focused on the mid-level home buyer with housing products from $180,000 to $350,000, as well as the vacation condominium market with first class amenities. In addition, the Company is also servicing its upscale home buyers with beach front custom homes which can sell in excess of $1,000,000. On a national level, housing construction continues to remain in a growth trend, which is a good sign in light of other indications of slowing growth and the uncertainty in the economy. Indicators for construction have shown continued growth even as consumer spending and the industrial sector have slowed. In fact, according to the Orlando Sentinel, Florida led the nation in new home building permits for the first and second quarter of 2002. The Kiplinger Letter has stated that its forecasts predict that housing will continue to generate economic warmth and will provide support for the rest of the U.S. economy. Recent reductions in interest rates by the Federal Reserve have lowered the cost of construction financing and have also resulted in lower mortgage rates to home buyers, although to a lesser extent. The Company's management is optimistic about operations as the year progresses. Projects in the Company's inventory should produce growth in revenues and profits over the next five years. As mentioned above, interest rates and consumer confidence are driving the housing industry. Statistics indicate that both unemployment and interest rates in the Company's largest target market (the Orlando, Florida area) continue to be relatively low.

In addition to residential development and home building, the Company has a subsidiary that assists home buyers in obtaining mortgages and accessing mortgage assistance programs aimed at the Company's target markets. This subsidiary, originally established to augment the Company's sales efforts, now provides these services to the public. The Company has developed a business and marketing plan which focuses on expanding the mortgage business and the services it offers in order to capture a greater market share. Currently, the Company has a distinct niche in the affordable housing arena, whereby the Company takes full advantage of government down payment assistance programs. The Company has developed relationships and programs which result in various financing opportunities for home buyers which are not readily available from the majority of mortgage brokers throughout the industry.

The Company has over 27 communities in various stages of completion at June 30, 2002. In addition, the Company has scheduled to acquire several new projects consisting of permitted land and begin construction on numerous others. These activities will take place prior to December 31, 2002. All current and projected projects have a total estimated revenue potential in excess of $1.5 billion.

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


Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. Cash flow from operations declined during the first six months of 2002 from the same period of 2001 largely due to the costs of developing the infrastructure of numerous properties. However, this was anticipated and cash flow should increase dramatically as the home inventory begins to close throughout the remainder of the year. Of the $69,000,000 of current presale backlog, approximately 65% of these presales should close in third and fourth quarter of 2002 generating approximately $44,850,000 in gross revenue.

On June 30, 2002, the Company had outstanding borrowings of approximately
$67 million. This is up from December 31, 2001 by approximately $13 million as a result of additional borrowings for land acquisition and development less payments made on outstanding loans. However, the majority of this debt is non-recourse and project specific. In addition, many of the notes payable are not subject to debt service until the note becomes due. The Company's objective is to either presale the properties to the point where construction can begin or to sell the property for a profit prior to the note coming due.

The Company currently finances its projects with project-specific construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. There is no expectation that this financing arrangement will not be available in the foreseeable future. However, management continually reviews other possible financing alternatives, and, in that regard, is planning to file a registration statement during the third quarter of 2002 that will enable the Company to issue either a secondary stock offering, a convertible debenture with warrants or a private equity placement which is projected to raise $25 million in capital. In addition, the Company is also in the process of securing a $10 million equity line of credit. An equity line of this nature makes the availability of funds much more accessible while being able to take full advantage of a rising stock price. The Company is also in the final stages of completing a $5 million bond offering which should be completed during the third quarter of 2002. This bond has received a AAA rating by Standard and Poors and will have a short term floating daily interest rate which should allow for a very low cost of capital. The Company believes that funds generated from operations and expected borrowing availability from the private and public market will continue to be sufficient to fund the Company's working capital requirements during the foreseeable future.


Results of Operations

Management's continued "retooling" of the Company, which began during the third quarter of 2001, included conducting market analysis, focus groups, review of other research projects and was aimed at producing strategic goals for the near and long term. During this process the Company increased the pace of its raw land acquisition and concentrated on the permitting, land planning and engineering aspects of preparing its raw land for development. Consequently, the Company's revenues from home sales for the quarter ended June 30, 2002 increased from $2,881,220 to $3,686,821 when compared with the same period of 2001. The number of homes delivered for the quarter ended June 30, 2002 was 18 units with an average selling price per home of $144,000. Management believes that the small number of homes sold is a temporary situation partially created by a restriction in the Company's available lot inventory as certain development projects were reaching maturity during fourth quarter 2001 and new lot inventory was only beginning to be available for sale during the first quarter 2002. Therefore, the Company is now poised to reap the benefits from the acquisition and development of raw land throughout 2001 and the Company is expecting to substantially increase revenues by approximately $49,000,000 in the third and fourth quarter of the year. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

The costs of homes sold during the second quarter of 2002 increased approximately $656,000 to $3,105,000 when compared with the same period of 2001. This is primarily due to the related increase in home deliveries and home sale revenues. Although the cost of homes is directly attributable to the product mix, the Company operates with several internal control processes which help to ensure that projected gross profit margins are maintained and quality control standards are met.

The Company's selling and administrative expenses increased approximately $377,000 when compared with the same period of 2001, primarily due to the selling, general and administrative costs associated with the North Florida

Consulting merger which took place during the fourth quarter 2001.

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

PART II: OTHER INFORMATION

Item 2:   Changes in Securities and Use of Proceeds

    Issuance of Unregistered Shares

        During the six months ended June 30, 2002, the Company sold securities in the transactions described below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.


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


                            WHITEMARK HOMES, INC.


August 14, 2002            By:  /s/ LARRY White
                                Larry White, President


August 14, 2002            By:  /s/ Mitchell R. Gordon
                                Mitchell R. Gordon, Chief Financial Officer