Form 10-Q
period 2002-09-30
WHITEMARK HOMES INC
filed 2002-11-19
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to ____.


                           Commission File No. 0-8301



                              WHITEMARK HOMES, INC.
                              ---------------------
             (Exact Name of Registrant as Specified in its Charter)



     State of Colorado                                25-1302097
---------------------------------                 ----------------
 (State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                    Identification #)


             650 South Central Avenue, Suite 1000, Oviedo, FL 32765
             ------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (407) 366-9668
                ------------------------------------------------
                Registrant's Telephone Number Including Area Code


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


     There were 16,924,134 shares, Common Stock, $.001 Par Value as of September 30, 2002.

                              WHITEMARK HOMES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                    Page
                                                                    ----
Part I.   Financial Information

     Item 1.   Condensed Consolidated Financial Statements  .  .  .    3

     Item 2.   Management's Discussion and Analysis   .  .  .  .  .   11


Part II:  Other information

     Item 2:   Changes in Securities and Use of Proceeds .  .  .  .   22

     Item 4:   Submission of Matters to a Vote of the Security
               Holders     .  .  .  .  .  .  .  .  .  .  .  .  .  .   22

     Item 6:   Exhibits and Reports on Form 8-K  .  .  .  .  .  .  .  22
                           1. Certification of the Chief Executive Officer
                           2. Certification of the Chief Financial Officer


Signatures   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  23

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              Whitemark Homes, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,  December 31,
                                                     2002            2001
                                                  -----------    -----------
                                                  (Unaudited)
                                     ASSETS
   Land and home inventory                        $82,390,980    $81,799,980
   Cash                                               218,451        605,825
   Accounts receivable                              3,714,141      1,257,529
   Prepaid expense                                    241,834         77,335
   Other assets                                     4,765,003      3,166,335
                                                  -----------    -----------

TOTAL ASSETS                                     $ 91,330,409    $86,907,004
                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                  $55,097,654    $54,352,852
   Accounts payable                                 1,984,523      1,694,200
   Accrued expenses                                 1,252,389        837,738
   Deferred taxes                                  11,473,694     12,108,000
                                                  -----------    -----------
        Total Liabilities                          69,808,260     68,992,790
                                                  -----------    -----------

Stockholders' Equity
  Common stock ($.001 par value, 100,000,000
   authorized, 16,924,134 and 13,402,272
   outstanding, respectively)                          16,924         13,402
  Additional paid in capital                       21,956,364     17,896,167
  Retained earnings/(deficit)                        (451,139)         4,645
                                                  -----------    -----------
     Total Stockholders' Equity                    21,522,149     17,914,214
                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 91,330,409    $86,907,004
                                                  ===========    ===========


See accompanying selected information.


                              Whitemark Homes, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                Three Months Ended September 30,
                                                     2002             2001
                                                 -----------    -----------
REVENUES:
   Sales                                          $ 3,815,028    $ 2,234,661

   Cost of sales                                    2,941,561      1,803,787
                                                  -----------    -----------
GROSS PROFIT                                          873,467        430,874


Selling, general, and administrative expenses         784,355        493,246
                                                  -----------    -----------
INCOME (LOSS) FROM OPERATIONS                          89,112        (62,372)

Other (Expenses):
   Interest expense                                   (84,340)       (99,617)
   Other expense                                      (19,430)       (27,532)
                                                  -----------    -----------
(Loss) Before Income Taxes                            (14,658)      (189,521)

   Provision for income taxes                              -              -
                                                  -----------    -----------

NET (LOSS)                                        $   (14,658)   $  (189,521)
                                                  ===========    ===========

(Loss) per Common Share                           $     (0.00)   $     (0.02)
                                                  ===========    ===========

Weighted average shares outstanding                16,313,244      8,222,668
                                                  ===========    ===========


See accompanying selected information.





                              Whitemark Homes, Inc.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
                                   (Unaudited)



                                                 Nine Months Ended September 30,
                                                     2002           2001
                                                  -----------    -----------
REVENUES:
   Sales                                          $10,612,339    $ 7,038,975

   Cost of sales                                    8,351,512      5,826,126
                                                  -----------    -----------
GROSS PROFIT                                        2,260,827      1,212,849


Selling, general, and administrative  expenses      2,413,629      1,352,444
                                                  -----------    -----------
(LOSS) FROM OPERATIONS                               (152,802)      (139,595)

Other (Expenses):
   Interest expense                                  (247,544)      (411,857)
   Other expense                                      (55,438)       (74,658)
                                                  -----------    -----------
(Loss) Before Income Taxes                           (455,784)      (626,110)

   Provision for income taxes                              -              -
                                                  -----------    -----------

NET (LOSS)                                        $  (455,784)   $  (626,110)
                                                  ===========    ===========

(Loss) per Common Share                           $     (0.03)   $     (0.08)
                                                  ===========    ===========

Weighted average shares outstanding                14,989,655      8,198,741
                                                  ===========    ===========


See accompanying selected information.



                              Whitemark Homes, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                      2002          2001
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                      $  (455,784)   $  (626,110)
  Adjustments to reconcile net (loss) to
  net cash used by operating activities:
    Services acquired with stock                        4,688         52,652
    Interest expense satisfied with stock              30,436              -
    Equity in investee's loss                               -         74,658
  Changes in operating assets and liabilities     (16,983,555)    (1,056,926)
                                                  -----------    -----------
NET CASH (USED) BY OPERATING ACTIVITIES           (17,404,215)    (1,555,726)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                 (129,305)       (82,630)
  Other investing activities                         (414,118)            -
                                                  -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES              (543,423)       (82,630)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                     39,856,395      7,005,722
   Repayments of notes payable                    (20,947,347)    (5,320,417)
   Proceeds from issuing stock                         51,216         34,250
   Termination of participation agreements         (1,400,000)            -
                                                  -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          17,560,264      1,719,555
                                                  -----------    -----------
   Increase/(Decrease) in Cash                       (387,374)        81,199

Cash at Beginning of Period                           605,825        187,194
                                                  -----------    -----------

   CASH AT END OF PERIOD                          $   218,451    $   268,393
                                                  ===========    ===========

Supplemental Disclosures
  Cash paid for interest                          $ 1,319,740    $   695,036

  Non-cash Investing and Financing Transactions:
   Interest on notes payable capitalized as
    land and home inventory                         3,569,733        451,233
   Increase/(reduction) in note payable for
      Participating interest                        2,092,134       (120,003)
   Stock issued for land and home inventory         2,745,784         10,990
   Restricted stock issued for services or
         extinguishment of debt                     2,420,000         17,662
   Unrestricted stock issued for services or
         extinguish of debt                           153,125         24,000

See accompanying selected information.

                              WHITEMARK HOMES, INC.
      SELECTED INFORMATION FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2002


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

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the Nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.


Business

The Company has three primary business activities: home building, condominium building and financial services. Home building and condominium building are by far the most significant activities as the financial services activity functions primarily as a supporting and facilitating operation.

Home building operations include the sale and construction of single-family attached, detached and condominium homes in the Orlando and Destin (panhandle) areas of Florida. These activities include the purchase, development, and sale of residential product. Sales of the Company's homes are generally made pursuant to a standard contract that requires a down payment of up to 20% of the property's sales price. The contract includes a financing contingency that permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period, typically four to six weeks. In addition, condominium presales are secured by a non-binding sales agreement whereby the homebuyer places a down payment of up to 10% of the property's sales price. At the time the presale is converted into a binding sales contract, an additional 10% deposit is required. The Company reports an undelivered home sales as part of its backlog upon execution of the presales and sales contracts, as well as receipt of the down payment. As it relates to single-family homes, revenue is recognized only upon the closing and delivery of a home to the homebuyer. However, revenue associated with the sales of condominium units must be recognized on a modified percentage of completion basis. The modification notes that revenue associated with the construction of a condominium building can be recognized on a percentage of completion basis with a cap no greater than the value of the current sales contracts. No revenue has been recognized this period relating to the construction and sale of condominiums. The Company estimates that the average period between the execution of a purchase agreement for a home and final delivery and a condominium unit and final delivery is approximately six months and eighteen months, respectively. The Company's backlog at September 30, 2002 and 2001 was approximately $55,330,000 and $7,169,000, respectively. Reduction in backlog figures do not necessarily mean that the backlog has been converted to revenue. In addition, only a portion of the outstanding backlog will be converted to revenue within the current fiscal year. As noted previously, presale backlog can be adversely effected due to, but not limited to homebuyers inability to obtain financing or condominium buyers unwilling to convert a non-binding presale contract to a binding sales contract.

Financial Services are conducted primarily through the Company's subsidiary, Home Funding, Inc., which provides mortgage financing, title insurance assistance, and closing services for the Company's homebuyers and to the public.


Critical Accounting Policies And Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Revenue Recognition: Revenue from single-family housing projects is recognized under the completed contract method, i.e. revenues and costs are deferred until the contract is completed and accepted by the customer. Homes are sold pursuant to standard contracts and revenue from home sales is recognized only when a closing occurs. Revenue from condominium housing projects is recognized under a modified percentage of completion method, i.e. revenue is recognized based on the percentage of costs incurred as compared to cost estimates, up to the current value of the properties presales.

Whitemark recognizes revenue from all land development activities in accordance with Statement of Financial Accounting Standards No. 66. Direct costs are capitalized into land development costs. Interest and property taxes are capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest and property taxes are directly expensed.

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

The Company originally acquired a 40% equity interest in Golden Square Industries, Inc. This equity interest was obtained as a direct result of the business combination between Golden Triangle Industries, Inc. and Whitemark Homes of Florida, Inc. However, it is the Company's intent to dissolve that equity interest before the end of fiscal year 2003.

NOTE 3:   LAND AND HOME INVENTORY

Land and home inventory consists of the following at September 30, 2002 and December 31, 2001:

                                                September 30,     December 31,
                                                    2002             2001
                                                    ----             ----
Project development and construction costs     $ 12,298,002     $  9,007,960
Home construction costs                        $  6,235,344     $  6,997,302
Options to purchase land                       $  8,633,457     $ 18,115,518
Land cost                                      $ 55,224,177     $ 47,679,200
                                               ------------     ------------
                                               $ 82,390,980     $ 81,799,980
                                               ============     ============

Options to purchase land are valued at the excess of the fair market value of the individual properties over their respective option prices. The Company has the option to purchase these properties at amounts ranging from 45% to 99% of their appraised value and expects to exercise them within a 12 month period. These options were acquired through the business combination with the North Florida Consulting group in the fourth quarter of 2001 and were include in the value of the NFC group for purposes of determining the value assigned to the shares of Whitemark stock issued in the transaction. Based on future circumstances or events, the Company may elect not to exercise certain options or the options may expire before financing can be obtained. The Company will re-evaluate the value assigned to the options and adjust the value, if necessary, when the future events occur.


NOTE 4:   STOCK TRANSACTIONS

For the quarter ending September 30, 2002, the Company has issued 5,310 common shares under its Dividend Reinvestment and Stock Purchase Plan.

During the third quarter of fiscal year 2002, Whitemark issued Kenneth O'Neal 603,102 shares of common stock as compensation for consulting services associated with the reverse merger of Whitemark Homes, Inc. and Golden Triangle Industries, Inc., as well as consulting services associated with the acquisition of North Florida Consulting, Inc.

During the second quarter of fiscal year 2002, Whitemark escrowed 825,000 shares of common stock as part of a note payable issued to Gus Andrews. During the third quarter of fiscal year 2002, the shares had been released to Mr. Andrews in accordance with the loan agreement.

During the second quarter of fiscal year 2002, Whitemark escrowed 203,389 shares of common stock as part of a note payable issued to Charles Barniv. During the third quarter of fiscal year 2002, the shares had been released to Mr. Barniv in accordance with the loan agreement.

During the third quarter of fiscal year 2002, Whitemark issued RDC Research Development Corporation 90,000 shares of S-8 common stock as compensation for engineering services associated with several different housing projects.

There were no other significant stock transactions for the quarter ending September 30, 2002.


NOTE 5:   SIGNIFICANT TRANSACTIONS

In September 2002, Whitemark closed on a $4 million development loan for its Little Creek project. Little Creek is located in a prime central Florida location just minutes from Disney, Orlando International Airport and an abundance of shopping, restaurants, hotels and other themed entertainment. Little Creek is composed of 298 lots with sales prices ranging from $117,000 to $160,000. Within the Little Creek development there are also two lakes with lakefront lots available at a premium. The Little Creek development will be built in two phases. Gross revenues associated with this project are projected to be approximately $39 million. The majority of these revenues will be recognized over the next 24 months.

In September 2002, Whitemark closed on a $3,000,000 builder's line of credit with Crown Bank for its Bear Gully Forest Project. Subsequently, Whitemark has broken ground and began construction with approximately 90% of the home sites presold. The community is composed of 48 home sites on two streets with sales prices ranging from $145,000 to $250,000. Within the community lies 18 acres of pristine conservation areas. These conservation areas coupled with the Seminole Trail, a cross county biking and walking path, will ensure a natural setting for all homeowners. Based on current presales and construction schedule, the Bear Gully Forest community should be completely built and sold out by the second quarter 2003. However, home closings in this community will begin in the fourth quarter 2002. Total revenues generated from this project will be approximately $9,500,000.

In August 2002, Whitemark entered into an Equity Line of Credit Agreement. Under this agreement, Whitemark may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. Subject to certain conditions, Whitemark will be entitled to commence drawing down on the equity line of credit when the common stock under the Equity Line of Credit is registered with the Securities and Exchange Commission and will continue for 24 months after the accompanying registration statement is declared effective by the Securities and Exchange Commission or 30 months after an amendment to this registration statement or a new registration statement is declared effective. The purchase price for the shares will be equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000 in any seven trading day period. Whitemark paid Cornell a one-time commitment fee of $490,000 of shares of common stock, which was paid in the amount of $245,000 or 111,364 shares on the date of closing, but is still in the process of issuance, and the second payment of $245,000 will be paid and calculated by the closing bid price of Whitemark's common stock on the earlier of either Whitemark drawing $5,000,000 of the Equity Line of Credit or 12 months from the closing date. In addition, Whitemark entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, Whitemark paid a one-time placement agent fee of 4,545 shares of common stock, but is still in the process of issuance.

In August 2002, Whitemark raised $550,000 from the sale of convertible debentures. These debentures are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the average closing bid price of the common stock for the four trading days immediately preceding the conversion date. If such conversion had taken place at $1.76 (i.e., 80% of the recent price of $2.20), then the holders of the convertible debentures would have received 312,500 shares of common stock. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years. At the Company's option, these debentures may be paid in cash or redeemed at a 12% premium prior to August 2004. In the event Whitemark exercises a redemption of either all or a portion the convertible debentures, the holder will receive a warrant to purchase 10,000 shares of common stock for every $100,000 redeemed. The Warrant will be exercisable on a "cash basis" and have an exercise price equal to 120% of the closing bid price of the common stock. The Warrant will have "piggy-back" and demand registration rights and will terminate two years after issuance.

In September 2002, Whitemark decided not to renew its land option on an 1100 acre parcel of land in Galveston, Texas and a 21 acre parcel of land near Panama City Beach, Florida. Both land options were acquired as a result of Whitemark's acquisition of North Florida Consulting in the fourth quarter of 2001 and was valued at approximately $13.9 million. As a result, Whitemark has written-off the land options resulting in a decrease in assets, the associated liabilities and stockholder's equity. The reasoning for not renewing the option was the cost of the renewal, as well as the short term economic feasibility of the project.


NOTE 6:   SUBSEQUENT EVENTS

None




NOTE 7:  COMMITMENTS AND CONTINGENCIES

On October 30, 2002, Heller Financial, Inc. (Heller), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement in an amount not less than $800,000. Whitemark is not disputing that money is owed to Heller but is awaiting the results of the related project's financial audit before agreeing on the final settlement amount. Heller's accountants are currently performing the financial audit of the subject project with the audit expected to be completed this year. As of September 30, 2002, Whitemark has accrued approximately $760,000 in a note payable to Heller associated with this issue and believes that any increase in claim greater than this amount should be immaterial. However, any claim greater then $760,000 as determined by the project's financial audit will require additional investigation by Whitemark.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


General Overview

The Company develops real estate and builds homes. These efforts have historically been concentrated in under-served markets for entry-level, first-time move-up, and vacation homebuyers. However, efforts are now additionally focused on the mid-level homebuyer with housing products from $180,000 to $350,000, as well as the vacation condominium market with first class amenities. In addition, the Company is also servicing its upscale homebuyers with beachfront custom homes which can sell in excess of $1,000,000. On a national level, housing construction continues to remain in a growth trend, which is a good sign in light of other indications of slowing growth and the uncertainty in the economy. Indicators for construction have shown continued growth even as consumer spending and the industrial sector have slowed. In fact, according to the Orlando Sentinel, Florida led the nation in new home building permits for the first and second quarter of 2002. The Kiplinger Letter has stated that its forecasts predict that housing will continue to generate economic warmth and will provide support for the rest of the U.S. economy. Recent reductions in interest rates by the Federal Reserve have lowered the cost of construction financing and have also resulted in lower mortgage rates to homebuyers, although to a lesser extent. Projects in the Company's inventory should produce growth in revenues and profits over the next five years. As mentioned above, interest rates and consumer confidence are driving the housing industry. Statistics indicate that both unemployment and interest rates in the Company's largest target market (the Orlando, Florida area) continue to be relatively low.

According to the Orlando Sentinel Newspaper, Orlando continues to rank in the top five destination cities for foreign travelers in the U.S. As a result, resort home development has become a significant part of home construction in Florida. Additionally, a highly regarded weekly financial publication has reported that resort areas are expected to see continued significant population gains. These areas grew at an average rate of 14% during the 1990's. Various analysts have reviewed the trends of 'baby boomers' during the 1990's and have concluded that a high percentage will be looking either to move up or to acquire vacation homes. Because this growth trend is fueled by retirees and 'baby boomers,' the extended implication would include growth in recreational, medical, and other supporting services. As a result, demand for homes in all price ranges should remain high.

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

The Company has over 20 communities in various stages of completion at September 30, 2002. In addition, the Company has scheduled to acquire other projects consisting of permitted land. All current and projected projects have a total estimated revenue potential in excess of $500 million. However, this potential revenue includes land (or projects) which Whitemark is under option to purchase. Should Whitemark, for whatever reason, not exercise its option to purchase the land (or project), or sales do not meet expectations, the current estimated revenue potential could decrease dramatically.


Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. Cash flow from operations declined during the first nine months of 2002 from the same period of 2001 largely due to the costs of developing the infrastructure of numerous properties. However, this was anticipated and cash flow should increase dramatically as the home inventory begins to close throughout the remainder of the year and into the subsequent year. Of the $55,330,000 of current presale backlog, approximately 7% of these presales should close in the fourth quarter of 2002 generating approximately $3,670,000 in gross revenue. This forecast has changed from the prior period primarily due to previous plans to sell the entire Muirfield condominium project in Destin, Florida versus developing the project until sell-out. Selling or `flipping' a project can generate revenue and cash more quickly, but this is usually done at lower profit margins.

Muirfield I is a 220 unit, 24 story, high rise condominium project, complete with cabanas, restaurants and world class amenities. Due to current zoning constraints, Muirfield I will be one of the last high rise condominium buildings to be erected in Walton County. Standing 24 stories and approximately 280 feet in the air, it will also have the distinction of being the tallest building in Walton County. There is an 18 hole golf course, tennis courts, multiple swimming pools, and over 2000 feet of beautiful, white sandy beach. Muirfield has direct access to the beach and large balconies, which give excellent views of the Gulf of Mexico and Choctawhatchee Bay. Final design work is complete and a guaranteed maximum price construction contract has been received, but not executed. Whitemark is in the process of securing first mortgage construction financing, not to exceed 75% of total development costs. At present there are reservations on approximately 130 units with a presale value of approximately $36 million. Construction will commence upon converting sufficient reservations to binding contracts with 20% non-refundable deposits to satisfy the first mortgage lender's presale requirement. At such time, the equity and debt financing will close and construction would start. Units are expected to be deliverable in late 2004 with a total sell-out value of approximately $70 million. Management has decided to develop the project until sell-out. Therefore, projected profits from the project will be greater with the majority of revenue being earned throughout fiscal years 2003 and 2004.

On September 30, 2002, the Company had outstanding borrowings of approximately $55.1 million. This is up from December 31, 2001 by approximately $0.74 million as a result of additional borrowings for land acquisition and development less payments made on outstanding loans. However, the majority of this debt is non-recourse and project specific. In addition, many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender. The Company's objective is to either presale the properties to the point where construction can begin or to sell the property for a profit prior to the note coming due.

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


Real Estate, Economic and Other Conditions

The homebuilding industry is sensitive to changes in general economic conditions such as levels of employment, consumer confidence, consumer income, interest rates, availability of financing for acquisition, construction and permanent mortgages, demand for housing and condition of the resale market for used homes. In general, housing demand is adversely affected by increases in interest rates, housing costs and unemployment.
The industry has, from time to time, experienced fluctuating lumber supply and prices, and shortages of other materials, including insulation, drywall and concrete. In addition, the industry sometimes suffers from a shortage of labor including carpenters, electricians and plumbers. Delays in construction due to these factors or to inclement weather conditions could have an adverse impact on Whitemark's operations.

Customers: Whitemark's customers are primarily entry-level, first-time move-up, vacation and middle income homebuyers. These buyers generally look for single-family or vacation homes that range in price between $110,000 to $500,000.

Competition: The housing industry is highly competitive. Whitemark competes with many home builders and developers, ranging from local to national, some of which have greater sales and financial resources than Whitemark. Competitive factors include availability of land, location, price, design, quality, construction costs, marketing expertise, reputation and providing mortgage financing.

Government Regulation: The housing industry is subject to extensive regulatory requirements on the local, state and federal level. The regulations are subject to frequent changes that may increase construction costs. Whitemark must comply with various rules, some of which relate to the environment, worker safety, advertising, consumer credit, treatment of waste, building design, construction materials that must be used, minimum elevation of properties and licensing, registration and filing requirements. Local regulations include restrictive density and zoning requirements limiting the number of homes that can be built within certain boundaries. Environmental laws may result in delays, cause Whitemark to incur substantial compliance costs and restrict development in certain environmentally sensitive areas. Also, the climate and geology in some parts of Florida present risks of natural disasters that could adversely affect the building industry. Whitemark's mortgage financing subsidiary must comply with applicable real estate lending laws and regulations.


Risks Factors

Whitemark is subject to various risks that may materially harm its business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.



Risks Related to Our Business

1. Whitemark will need to raise additional capital to finance operations; We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sale of securities to third parties and funds provided by certain officers and directors. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events could be materially harmful to our business and may result in a lower stock price. We will need to raise additional capital to fund our anticipated operating expenses and future expansion.

2. The price of our stock may be affected by a limited trading volume and may fluctuate significantly; Historically, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our stock will develop. The absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

3. Whitemark's success is highly dependant upon our ability to compete against competitors that have significantly greater resources than we do; The homebuilding industry is highly competitive, and we believe that this competition will intensify. Many of our competitors, who are home builders and developers, have longer operating histories, significantly greater financial resources, technical resources, availability of land, location, price, design, quality, construction costs, marketing expertise, reputation, and more competitive mortgage financing than we do.

4. Whitemark could fail to attract or retain key personnel; Our success largely depends on the efforts and abilities of key executives and consultants, including Larry White, our President and Chairman of the Board, and Mitchell R. Gordon, our Chief Financial Officer. The loss of the services of either Mr. White or Mr. Gordon could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues.

5. The homebuilding business is susceptible to changes in economic factors, such as changes in interest rates and business cycles; Sales have varied significantly between quarters as a result of, among other things, the timing of home closings, the cyclical nature of the homebuilding industry, changes in prevailing interest rates and other economic factors. This variability could result in a significant drop in revenue in both our home building business and financing business, which could have a material adverse effect on Whitemark finances and result in a decline in its stock price.

6. Whitemark's industry is regulated and we must adhere to government regulations; Whitemark must obtain the approval of various governmental authorities regulating matters such as permitted land uses and levels of density, the installation of utility services such as water and waste disposal and the dedication of acreage for open space, parks, schools and other community purposes. In Florida, several authorities have imposed impact fees. This is a means of defraying the cost of providing certain governmental services to developing areas, and the amount of these fees has recently increased significantly. Other laws require the use of specific construction materials, which reduce the need for energy-consuming heating and cooling systems, or are expected to withstand certain wind speeds. Certain states have, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in areas where the infrastructure (e.g., roads, schools, parks, water and sewage treatment facilities and other public facilities) does not reach minimum standards, all of which could have a material adverse effect on the business.

7. Whitemark's industry must adhere to all environmental regulations; Whitemark is subject to a variety of federal, state and local statutes, ordinances, rules and regulations regarding the community's health and the environment. These environmental laws vary greatly according to location conditions and the uses of the site. As a result, these environmental laws may cause delays. These delays would result in additional costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Prior to consummating the purchase of land, Whitemark engages independent environmental engineers to evaluate such land for the presence of hazardous or toxic materials, wastes or substances. Whitemark, as a current or previous owner or operator of real property, may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including, without limitations, asbestos-containing materials, that could be located on, in or under such property under certain environmental laws. These laws and regulations impose liability whether Whitemark has knowledge of, or was responsible for, the presence of the hazardous or toxic substances. The cost of any required remediation or removal of the substances could be substantial and Whitemark's liability as an owner or operator as to any property is generally not limited under such laws and regulations, and could exceed the property's value and Whitemark's aggregate assets. Whitemark's ability to sell, rent or develop a property, or to borrow using a property as collateral may be adversely affected by the presence of the substances or failure to remediate such substances properly. Under these environmental regulations, Whitemark, as an owner, operator, or as an entity who arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site, may also be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. To date, Whitemark has not incurred any significant costs of removal or remediation of such hazardous toxic substances. However, the presence, with or without Whitemark's knowledge, of hazardous or toxic substances at any property held or operated by Whitemark, could adversely affect Whitemark's business, operating results and financial condition.

8. Whitemark's industry is required to obtain certain permits; Certain permits and approvals are required to complete the residential developments currently being planned by Whitemark, including land development permits (water, sewer, paving and drainage), sales center permits, model home permits and building permits. The process of obtaining permits and approvals is an ongoing process. Whitemark's ability to obtain necessary approvals and permits for these projects is often beyond its control, and could restrict or prevent the development of otherwise desirable property. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. Whitemark generally restricts land purchases to tracts that have or will have zoning and all other related entitlements.

9. Whitemark provides warranties on the homes it sells, which could lead to substantial expenses; Whitemark's customer service personnel are responsible for pre-closing, quality control home inspections with the buyer and responding to post-closing customer needs. Whitemark believes the participation of customer service personnel reduces post-closing repair costs, promotes Whitemark's reputation for quality and service and fosters referral business. Whitemark provides homebuyers with a limited warranty program, which, in general provides homebuyers with a one year warranty on workmanship and building materials through the Bonded Builders Home Warranty Association. This limited warranty meets the standard for acceptability of insured ten year protection plans as set by the Department of Housing and Urban Development (HUD) published in the Federal Register Volume 55 No. 194 and the Department of Veterans Affairs (VA). Historically, Whitemark has not incurred any significant costs relating to warranty claims or defects in construction.





Other Information

Equipment:  Whitemark does not anticipate incurring any significant expenses for the purchase equipment over the next 12 months.

Employees: Whitemark and its subsidiaries employed 45 individuals (including the executive officers)as of September 30, 2002. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements. Whitemark does not anticipate increasing the number of employees over the next 12 months.

Quality Service: Whitemark uses the latest technology and proven construction methods to ensure its homes are of the highest quality. This is evidenced by:
(1) a Customer Service Award issued by the Bonded Builders Home Warranty Association stating "Bonded Builders is proud to recognize Whitemark Homes as one of Florida's finest builders for the distinction of being claims free for 1998"; (2) Member in Good Standing issued by the National Association of Home Builders; and (3) Homeowner Evaluation forms and letters showing the satisfaction of customers. Due to Whitemark's in-depth construction expertise, a range of construction methods is utilized incorporating the choices made by the customer and the building plan requirements. Besides being one of Orlando's premier home builders, for both custom and affordable homes, Whitemark also develops many of its own residential communities. As a developer/builder, great care and attention is given to preserving the natural setting of the land during the planning and construction stages. Each lot is carefully cleared in order to keep as many trees and natural vegetation as possible. Whitemark's attention to detail and fine craftsmanship has garnered them many national, regional, and local awards including: East and Pacific Builders "Gold Nugget Awards," Southeast Builders' Conference "Aurora Award," Home Builders' Association of Mid-Florida "Parade of Homes Winners," and Orlando's "Choice Awards Winners." Whitemark's short-term plans include expansion into the Texas market, with long-term plans including nationwide expansion.


Management Team

Whitemark's present directors and executive officers are as follows:

Name                      Age      Position
Kenneth `Larry' White      54    Chairman of the Board/President
Mitchell Gordon            36    Director/Vice President/Chief Financial Officer
William Rigsby             46    Vice President
Wayne Adkinson             46    Vice President
Scott D. Clark             46    Director/Secretary/Treasurer
Hugh W. Harling            58    Director
Karen Lee                  42    Director

The following is a brief description of the background of the directors and executive officers of Whitemark.

Larry White (President and Chairman of the Board): Larry White graduated from Lamar University with a BBA in accounting in May 1972. Mr. White began his career as a Certified Public Accountant with Arthur Anderson & Company in Houston, Texas. His responsibilities as a senior auditor gave him excellent experience in the importance of "cash flow management" and overall "bottom line" results. His accounting and auditing experience exposed him to a variety of companies, from small private corporations to large publicly traded Fortune 500 companies. Since 1976, Mr. White has been in the real estate business. His real estate career began with Harris Development Corporation in Houston, Texas. As executive vice president, he was responsible for product development, construction and marketing of apartments, condominiums, town homes, single family homes and subdivision development. This division generated over $20 million in annual revenues. Some of the developments were syndicated via limited partnerships of which Mr. White was responsible for the negotiations and financing related thereto. Prior to forming Whitemark, Mr. White was vice president of Woodlands Commercial Development Corp. and general manager of Hometown Builders in Houston, Texas. He was responsible for creating and operating a construction/development company as a subsidiary of The Woodlands Corporation (a nationally recognized 25,000 acre master planned "new town" community). This company developed apartments, town homes, condominiums, patio and single family detached housing. Annual revenues were between $15-$25 million with Mr. White's responsibilities including feasibility, market studies and land planning. From 1985 to the present Mr. White has been the president of Whitemark. Mr. White's overall responsibilities include land acquisition and development, financing, home construction, marketing and sales. He is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

Mitchell Gordon (Vice President, Chief Financial Officer and Director): Mitchell
R. Gordon, graduated with a B.S. in Business Administration from Towson State University and an MBA in Business Administration from the University of Baltimore. He worked in the research department for Legg Mason Real Estate Research Group in 1988 and 1989. He was a Senior Consultant with David J. Burgos & Associates from 1990 through 1993, and a Senior Manager with KPMG Peat Marwick, LLC from 1993 through 1997. From 1997 to the April 2002, he was employed as the Chief Financial Officer for Soundelux Entertainment Group. Mr. Gordon's responsibilities included all accounting and administrative functions. He performed reviews of weekly and monthly financial reports for a $130 million organization with over 300 employees, directly supervising a staff of six employees with more than thirty subordinates. He maintained a position on the finance committee, made regular reports to the board of directors, and prepared budgets. In addition, Mr. Gordon facilitated legal matters, maintained banking relationships, and coordinated efforts with external auditors. Recent accomplishments include identification, negotiation and execution of four strategic acquisitions and several spin-off situations. Mitchell Gordon is a Certified Public Accountant and is a member of the AICPA, FICPA and MACPA. He joined Whitemark in April 2002.

William Rigsby (Vice President): William Rigsby graduated from Lamar University in Beaumont, Texas, in 1982. He earned a BS degree in industrial engineering with postgraduate work including engineering administration, applications of basic management theory in the engineering environment, computer aided design, and manufacturing analysis. His academic achievements placed Mr. Rigsby on the Dean's List as well as the Alpha Pi Mu National Engineering Honor Society. He began his career in 1978 as the production and design manager for Beaumont

Homeowners Construction Co. in Beaumont, Texas. He was responsible for job scheduling, warehousing, bid preparation and materials procurement. Mr. Rigsby served as purchasing manager for the Woodlands Development Corporation, DBA Hometown Builders (a division of Mitchell Energy & Development) and as a senior construction supervisor for Friendswood Development Corp., DBA Village Builders (a division of Exxon Co. USA). His tenure with the two companies gives Mr. Rigsby extensive experience in implementing efficient purchasing procedures, personnel management and computerized contracting systems. Mr. Rigsby has an excellent history of delivering housing units on schedule and at or below budget/proforma targets resulting in him being a recipient of the "Golden Nail" award. Mr. Rigsby has worked for Whitemark for the past eleven years. As vice president and operations manager of Whitemark, Mr. Rigsby's responsibilities include construction management, purchasing, and estimating for all land development and residential construction. His education and experience in engineering brings a high degree of discipline in the areas of critical path scheduling, materials usage and individual time studies for on site and office tasks. He develops and maintains purchasing and estimating systems. Mr. Rigsby is a state certified general contractor, a member of the Mid Florida Home Builders Association and American Institute of Industrial Engineers. He was first elected as Vice-President in 2000.

Larry Wayne Adkinson (Vice President): Larry Wayne Adkinson has been involved in the real estate development and home building business since 1980, first as project manager for Regal Homes and Precision Component Inc. From 1982 through 1985 he was the president of the Commercial Building Division of Capital Construction Company, president of the Home Builders Division of American Designer Homes, and executive vice president of DGI. He was the president of Adkinson Construction Company from 1993 through 1997. He was the vice president of North Florida Consulting, Inc. from 1998 through November 21, 2001, and has been the president since that date. Mr. Adkinson has extensive experience in developing prestigious waterfront resort properties and upscale homes, including single family and condominium units, and has been involved in approximately fifty projects. Mr. Adkinson was first elected as Vice-President in 2001.

Scott D. Clark (Director, Secretary and Treasurer): Scott D. Clark was admitted to the Florida Bar in 1980 and is with the law firm of Scott D. Clark, P.A. in Winter Park, Florida. He specializes in Real Property Law, Land Use Planning and Development Law, Banking Law, Special Tax District Bond Financing, and Condominium Law. He is a member of the Orange County Bar Association and Member Sections on Real Property, Probate and Trust Law, Corporation, Banking and Business Law, Tax, Condominium and Planned Development Committees of the Florida Bar. He graduated from the University of Florida with a degree in Journalism and a law degree, both with high honors. He is a member of Phi Kappa Phi and the Order of the Coif. Mr. Clark was on the University of Florida Law Review, 1978-1979 and authored, "1979 Statutory Reform Partially Solves Usury Regulation Defects". He has been appointed to the Seminole County Citizens' Concurrency Advisory Committee, and the Seminole County Road Impact Fee Advisory Committee. Additionally, Mr. Clark sits on the Seminole County Development Advisory Board, the Executive Committee of the Home Builders Association of Mid- Florida Board of Directors, and Florida Christian College Advisory Board. He was elected to his positions at Whitemark in 2000.

Hugh W. Harling Jr. (Director): Hugh W. Harling, Jr., P.E., is the founder and owner of an engineering firm in Central Florida integrating Civil Engineering, Land Planning and Surveying since June 1980. Prior to forming his own firm, he served as Regional Manager of a large local consulting engineering and planning firm, where he managed the firm's expanding operations in surveying, land planning, civil and environmental engineering design. He graduated from the University of Florida with a Civil Engineering degree and obtained a Master of Business Administration from Florida State University. Mr. Harling's expertise is land development, comprehensive planning, and utilities and drainage sanitary engineering. Mr. Harling is a board member of the Mid-Florida Home Builders Association, former mayor of Altamonte Springs, Florida; member of the Underground Utilities Examining Board; past president of the Florida Planning and Zoning Association, and a member of the National and American Society of Civil Engineers. He was elected as a Director in 2000.

Karen Lee (Director): Karen Lee graduated with high honors from Cisco Junior College. She administers the operation of Whitemark's offices in Springtown, Texas, does much of the research and writing for filing of Securities and Exchange Commission documents, and performs transfer agent duties and stockholder record keeping for Whitemark. She is a member of the Southwest Securities Transfer Association, Inc. Ms. Lee has been employed by Whitemark for the past 22 years.


Audit Committee Report

The Audit Committee oversees and reports to the Board concerning the general policies and practices of Whitemark with respect to accounting, financial reporting, and internal auditing and financial controls. The Board has not adopted a written charter for the Audit Committee. The members of the Audit Committee are independent as defined by the rules of the New York Stock Exchange.

The Audit Committee recommended to the Board the selection of Whitemark's accountant, reviewed written disclosures and letters from the independent accountant, discussed with the independent accountant matters relating to its independence, and reviewed and discussed the audited financial statements with Management. The discussions included matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) and matters in the written disclosures required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). On the basis of these discussions and reviews, the Committee recommended to the Board that the audited financial statements be included in Whitemark's Annual Report on Form 10-K for the year ended December 31, 2001, for filing with the Securities and Exchange Commission.


Members of the Audit Committee

Scott D. Clark - see bio noted above
Hugh W. Harling, Jr. - see bio noted above


Results Of Operations


Three Months Ended September 30, 2002 Compared To September 30, 2001

Revenues: Whitemark's revenues from home sales for the quarter ended September 30, 2002 increased from $2,234,661 to $3,815,028 in the comparable period in the prior year. This is an increase of $1,580,367 or 70%. Whitemark delivered 19 homes in the quarter ended September 30, 2002, with an average selling price per home of $151,052. In the comparable period in the prior year, Whitemark delivered 18 units with an average selling price per home of $124,148. Management believes that the small number of homes sold is a temporary situation partially created by a restriction in Whitemark's available lot inventory as certain development projects were reaching maturity during fourth quarter 2001 and new lot inventory was only beginning to be available for sale beginning the second quarter of 2002. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty. Whitemark has not earned revenue from the sale of condominium units, although it has several condominium projects in the planning stages.

Gross Profit: Gross profit for the three months ended September 30, 2002 was $873,468 or 23% of sales, as compared to $430,874 or 19% of sales in the comparable period in the prior year. The costs of homes sold during the third quarter of 2002 increased approximately $1,137,774 to $2,941,561 when compared to the same period in 2001. This is primarily due to the related increase in home deliveries and higher average selling prices. Although the cost of homes is directly attributable to the product mix, Whitemark operates with several internal control processes, which help to ensure that projected gross profit margins are maintained and quality control standards are met.

Expenses: Selling, general, and administrative expenses increased to $784,355 in the third quarter of 2002, which is an increase of $291,109 or 59% from $493,246 for the three months ended September 30, 2001. The increase in operating expenses was principally a result of the selling, general and administrative costs associated with the acquisition of North Florida Consulting, which took place during the fourth quarter 2001.

Profit From Operations: Profit from operations for the three months ended September 30, 2002 was $89,112 compared to a loss from operations of ($62,372) for the three months ended September 30, 2001, an increase of $151,484.

Other Expenses: Interest expense decreased by $15,277 in the three months ended September 30, 2002 to $84,340 from $99,617 in the comparable period in the prior year. This decrease is primarily attributable to our current product mix and financing arrangements. Whitemark obtains construction loans and other borrowings in order to purchase land and build homes. Whitemark incurs interest charges on these borrowings, with rates varying from 4.75% to 25% per year. Interest is capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest is expensed.

Net Loss: Net loss for the three month period ending September 30, 2002 was ($14,658) as compared to a net loss of ($189,521) for the comparable period in the prior year. The increase in net income of $174,863 was a result of the factors discussed above.



Nine Months Ended September 30, 2002 Compared To September 30, 2001

Revenues: Whitemark's revenues from home sales for the nine months ended September 30, 2002 increased from $7,038,975 to $10,612,339 when compared with the same period of 2001. This is an increase of $3,573,364 or 51%. The number of homes delivered for the nine months ended September 30, 2002 was 53 units with an average selling price per home of $144,628. Management believes that the small number of homes sold is a temporary situation partially created by a restriction in Whitemark's available lot inventory as certain development projects were reaching maturity during fourth quarter 2001 and new lot inventory was only beginning to be available for sale during the first quarter 2002. Therefore, Whitemark is now poised to reap the benefits from the acquisition and development of raw land. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

Gross Profit: Gross profit for the nine months ended September 30, 2002 was $2,260,827 or 21%, as compared to $1,212,849 or 17.2% for the nine months ended September 30, 2001. The costs of homes sold during the first nine months of 2002 increased approximately $2,525,386 to $8,351,512 when compared with the same period of 2001. This is primarily due to the related increase in home deliveries and higher average selling prices. Although the cost of homes is directly attributable to the product mix, Whitemark operates with several internal control processes, which help to ensure that projected gross profit margins are maintained and quality control standards are met.

Expenses: Selling, general and administrative expenses increased to $2,413,629 in the nine months ending September 30, 2002, which is an increase of $1,061,185 or 78% from $1,352,444 for the nine months ended September 30, 2001. The increase in operating expenses for the current period was principally a result of the selling, general and administrative costs associated with the North Florida Consulting Merger, which took place during the fourth quarter 2001.

Loss From Operations: The loss from operations for the nine months ended September 30, 2002 was ($152,802) compared to a loss from operations of (139,595) for the nine months ended September 30, 2001, a decrease of ($13,207).

Other Expenses: Interest expense of $247,544 was incurred for the nine month period ending September 30, 2002 versus $411,857 in the nine months ending September 30, 2001, a decrease of $164,313. This decrease is primarily attributable to our current product mix and financing arrangements. Whitemark obtains construction loans and other borrowings in order to purchase land and build homes. Whitemark incurs interest charges on these borrowings, with rates varying from 4.75% to 25% per year. Interest is capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest is expensed.

Net Loss: Net loss for the nine month period ending September 30, 2002 was ($455,784) as compared to a net loss of ($626,110) for the same nine months of 2001. The decrease in net income of $170,326 was a result of the factors discussed above.

Management's continued "retooling" of the Company, which began during the third quarter of 2001, included conducting market analysis, focus groups, review of other research projects and was aimed at producing strategic goals for the near and long term. During this process the Company increased the pace of its raw land acquisition and concentrated on the permitting, land planning and engineering aspects of preparing its raw land for development. Consequently, the Company's revenues have been increasing. However, management believes that the low number of homes sold in this and prior quarters is a temporary situation partially created by a restriction in the Company's available lot inventory as certain development projects were reaching maturity during fourth quarter 2001 and new lot inventory was only beginning to be available for sale during the first quarter 2002. Therefore, the Company is now poised to reap the benefits from the acquisition and development of raw land throughout 2001 and the Company is expecting to substantially increase revenues. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

With the heightened uncertainty surrounding the overall economy, management is aware that expectations and projections could easily be affected by unforeseen events and changes in the public's reaction to past events. This is being said to encourage appropriate caution that the homebuilding industry, as well as any other industry, may be negatively impacted by a variety of economic factors possibly including the erosion of consumer confidence and employment levels stemming from the current international conflicts.


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


PART II: OTHER INFORMATION


Item 2:  Changes in Securities and Use of Proceeds

    Issuance of Unregistered Shares

          During the nine months ended September 30, 2002, the Company sold securities in the transactions described above, NOTE 3: STOCK TRANSACTIONS, without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

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


Item 4:  Submission of Matters to a Vote of the Security Holders

                           None


Item 6:           Exhibits and Reports on Form 8-K

                           a.  Exhibits

1.       Certification of the Chief Executive Officer
2.       Certification of the Chief Financial Officer

                           b. Reports on Form 8-K

                           None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WHITEMARK HOMES, INC.


November 19, 2002           By:  /s/ KENNETH `LARRY' WHITE
                            Kenneth `Larry' White, President


November 19, 2002           By:  /s/ MITCHELL R. GORDON
                            Mitchell R. Gordon, Chief Financial Officer

                                   Exhibit 1.


                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Whitemark Homes, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth `Larry' White, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section [13(a)][15(d)] of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/S/ KENNETH `LARRY' WHITE
-----------------------
Kenneth `Larry' White
Chief Executive Officer

Date: November 19, 2002
      -----------------

                                   Exhibit 2.


                  CERITFICATION OF THE CHIEF FINANCIAL OFFICER
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Whitemark Homes, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mitchell R. Gordon, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section [13(a)][15(d)] of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ MITCHELL R. GORDON
-----------------------
Mitchell R. Gordon
Chief Financial Officer

Date:  November 19, 2002
       ----------------