Form 10-Q/A
period 2002-09-30
WHITEMARK HOMES INC
filed 2002-12-30
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

                                   FORM 10-Q/A

                                      INDEX

                                                                    Page
                                                                    ----

Part I.   Financial Information

     Item 1.   Condensed Consolidated Financial Statements  .  .  .    3

     Item 2.   Management's Discussion and Analysis   .  .  .  .  .   12

     Item 4.   Controls and Procedures .    .  .  .  .  .  .  .  .  . 23


Part II:  Other information

     Item 2:   Changes in Securities and Use of Proceeds .  .  .  .   25

     Item 4:   Submission of Matters to a Vote of the Security
               Holders     .  .  .  .  .  .  .  .  .  .  .  .  .  .   26

     Item 6:   Exhibits and Reports on Form 8-K  .  .  .  .  .  .  .  26

Signatures   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  26

Certifications of the President
Certifications of the Chief Financial Officer

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                              Whitemark Homes, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,   December 31,
                                                     2002            2001
                                                  -----------    -----------
                                                  (Unaudited)
                                    ASSETS

   Land and home inventory                        $82,390,980    $81,799,980
   Cash                                               218,451        605,825
   Accounts receivable                              2,691,139      1,257,529
   Prepaid expense                                    241,834         77,335
   Other assets                                     5,337,888      3,166,335
                                                  -----------    -----------

TOTAL ASSETS                                     $ 90,880,292    $86,907,004
                                                  ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                  $55,097,654    $54,352,852
   Accounts payable                                 1,984,523      1,694,200
   Accrued expenses                                 1,252,389        837,738
   Deferred taxes                                  11,473,694     12,108,000
                                                  -----------    -----------
        Total Liabilities                          69,808,260     68,992,790
                                                  -----------    -----------

Stockholders' Equity
  Common stock ($.001 par value, 100,000,000
   authorized, 16,924,134 and 13,402,272
   outstanding, respectively)                          16,924         13,402
  Additional paid in capital                       23,395,808     17,896,167
  Retained earnings/(deficit)                      (2,340,700)         4,645
                                                  -----------    -----------
     Total Stockholders' Equity                    21,072,032     17,914,214
                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 90,880,292    $86,907,004
                                                  ===========    ===========


See accompanying selected information.



                              Whitemark Homes, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                               Three Months Ended September 30,
                                                     2002           2001
                                                  -----------    -----------
REVENUES:
   Sales                                          $ 3,815,028    $ 2,234,661

   Cost of sales                                    2,941,561      1,803,787
                                                  -----------    -----------
GROSS PROFIT                                          873,467        430,874


Selling, general, and administrative expenses         784,355        493,246
                                                  -----------    -----------
INCOME (LOSS) FROM OPERATIONS                          89,112        (62,372)

Other (Expenses):
   Interest expense                                   (84,340)       (99,617)
   Other expense                                   (1,908,991)       (27,532)
                                                  -----------    -----------
(Loss) Before Income Taxes                         (1,904,219)      (189,521)

   Provision for income taxes                              -              -
                                                  -----------    -----------

NET (LOSS)                                        $(1,904,219)   $  (189,521)
                                                  ===========    ===========

(Loss) per Common Share                           $     (0.12)   $     (0.02)
                                                  ===========    ===========

Weighted average shares outstanding                16,313,244      8,222,668
                                                  ===========    ===========


See accompanying selected information.



                              Whitemark Homes, Inc.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, Continued
                                   (Unaudited)



                                               Nine Months Ended September 30,
                                                     2002           2001
                                                  -----------    -----------
REVENUES:
   Sales                                          $10,612,339    $ 7,038,975

   Cost of sales                                    8,351,512      5,826,126
                                                  -----------    -----------
GROSS PROFIT                                        2,260,827      1,212,849


Selling, general, and administrative  expenses      2,413,629      1,352,444
                                                  -----------    -----------
(LOSS) FROM OPERATIONS                               (152,802)      (139,595)

Other (Expenses):
   Interest expense                                  (247,544)      (411,857)
   Other expense                                   (1,944,999)       (74,658)
                                                  -----------    -----------
(Loss) Before Income Taxes                         (2,345,345)      (626,110)

   Provision for income taxes                              -              -
                                                  -----------    -----------

NET (LOSS)                                        $(2,345,345)   $  (626,110)
                                                  ===========    ===========

(Loss) per Common Share                           $     (0.16)   $     (0.08)
                                                  ===========    ===========

Weighted average shares outstanding                14,989,655      8,198,741
                                                  ===========    ===========


See accompanying selected information.



                              Whitemark Homes, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                                   (Unaudited)


                                                Nine Months Ended September 30,
                                                      2002          2001
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                      $(2,345,345)   $  (626,110)
  Adjustments to reconcile net (loss) to
  net cash used by operating activities:
    Services acquired with stock                       82,813         52,652
    Interest expense satisfied with stock                      30,436          -
    Equity in investee's loss                              -          74,658
  Changes in operating assets and liabilities     (12,469,996)    (1,056,926)
                                                  -----------    -----------
NET CASH (USED) BY OPERATING ACTIVITIES           (14,702,092)    (1,555,726)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                 (129,305)       (82,630)
  Other investing activities                         (414,118)            -
                                                  -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES              (543,423)       (82,630)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                     39,856,395      7,005,722
   Repayments of notes payable                    (23,649,470)    (5,320,417)
   Proceeds from issuing stock                         51,216         34,250
   Termination of participation agreements         (1,400,000)            -
                                                  -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          14,858,141      1,719,555
                                                  -----------    -----------
   Increase/(Decrease) in Cash                       (387,374)        81,199

Cash at Beginning of Period                           605,825        187,194
                                                  -----------    -----------

   CASH AT END OF PERIOD                          $   218,451    $   268,393
                                                  ===========    ===========

Supplemental Disclosures
  Cash paid for interest                          $ 1,319,740    $   695,036

  Non-cash Investing and Financing Transactions:
   Interest on notes payable capitalized as
    land and home inventory                         3,569,733        451,233
   Increase/(reduction) in note payable for
      Participating interest                        2,092,134       (120,003)
   Stock issued for land and home inventory         2,745,784         10,990
   Restricted stock issued for services or
         extinguishment of debt                     2,420,000         17,662
   Unrestricted stock issued for services or
         extinguishment of debt                       153,125         24,000

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

Home building operations include the sale and construction of single-family attached, detached and condominium homes in the Orlando and Destin (panhandle) areas of Florida. These activities include the purchase, development, and sale of residential product. Sales of the Company's homes are generally made pursuant to a standard contract that requires a down payment of up to 20% of the property's sales price. The contract includes a financing contingency that permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period, typically four to six weeks. In addition, condominium presales are secured by a non-binding sales agreement whereby the homebuyer places a down payment of up to 10% of the property's sales price. At the time the presale is converted into a binding sales contract, an additional 10% deposit is required. The Company reports an undelivered home sales as part of its backlog upon execution of the presales and sales contracts, as well as receipt of the down payment. As it relates to single-family homes, revenue is recognized only upon the closing and delivery of a home to the homebuyer.
However, revenue associated with the sales of condominium units must be recognized on a modified percentage of completion basis. Under the modified percentage of completion method, revenue associated with the construction of a condominium building can be recognized on a percentage of completion basis with a revenue cap equal to the value of the current sales contracts. No revenue has been recognized this period relating to the construction and sale of condominiums. The Company estimates that the average period between the execution of a purchase agreement for a home and final delivery and a condominium unit and final delivery is approximately six months and eighteen months, respectively. The Company's backlog at September 30, 2002 and 2001 was approximately $55,330,000 and $7,169,000, respectively. Reduction in backlog figures do not necessarily mean that the backlog has been converted to revenue. In addition, only a portion of the outstanding backlog will be converted to revenue within the current fiscal year. As noted previously, presale backlog can be adversely effected due to, but not limited to the homebuyer's inability to obtain financing or condominium buyers unwilling to convert a non-binding presale contract to a binding sales contract.

Financial   services  are   conducted   primarily   through  the  Company's
subsidiary, Home Funding, Inc., which provides mortgage financing, title insurance assistance, and closing services for the Company's homebuyers and to the public.


Critical Accounting Policies And Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Land And Home Inventory: Land and home inventory is stated at the lower of cost or market value, with cost determined using the specific identification method. Costs include land purchases, purchase options, other direct project development costs, direct home construction costs, and indirect development and construction costs, including allocated salaries. Indirect costs are allocated to each residential property based on relative sales value of the home and lot. Direct costs include construction period interest. See note 3, Land and Home Inventory, for further details on valuation methodology.

Revenue  Recognition:   Revenue  from  single-family  housing  projects  is
recognized under the completed contract method, i.e. revenues and costs are deferred until the contract is completed and accepted by the customer. Homes are sold pursuant to standard contracts and revenue from home sales is recognized only when a closing occurs. Revenue from condominium housing projects is recognized under a modified percentage of completion method, i.e. revenue is recognized based on the percentage of costs incurred as compared to cost estimates, up to the current value of the property's presales.

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


NOTE 3:   LAND AND HOME INVENTORY

Land and home inventory consists of the following at September 30, 2002 and December 31, 2001:

                                                      September 30, December 31,
                                                          2002          2001
                                                          ----          ----
Project development and construction costs        $ 12,298,002      $  9,007,960
Home construction costs                           $  6,235,344      $  6,997,302
Options to purchase land                          $  8,633,457      $ 18,115,518
Land cost                                         $ 55,224,177      $ 47,679,200
                                                  $ 82,390,980      $ 81,799,980


Options to purchase land are valued at the excess of the fair market value of the individual properties or the single asset business entity, as the case may be, over their respective option prices. The Company has the option to purchase these properties or single asset entities at amounts ranging from 45% to 99% of their appraised land value and expects to exercise them within a 12 month period. However, the Company may extend this 12 month period providing it is mutually agreed to by the Company and the seller of the property or single asset entity. These options were acquired through the business combination with the North Florida Consulting group in the fourth quarter of 2001 and were included in the value of the NFC group for purposes of determining the value assigned to the shares of Whitemark stock issued in the transaction. Based on future circumstances or events, the Company may elect not to exercise certain options or the options may expire before financing can be obtained resulting in a charge to earnings. The Company will re-evaluate the value assigned to the options and adjust the value, if necessary, when the future events occur.


NOTE 4:   STOCK TRANSACTIONS

For the quarter ending September 30, 2002, the Company issued 5,310 common shares under its Dividend Reinvestment and Stock Purchase Plan.

During the third quarter of fiscal year 2002, Whitemark issued Kenneth O'Neal 603,102 shares of common stock as compensation for consulting services associated with the reverse merger of Whitemark Homes, Inc. and Golden Triangle Industries, Inc., as well as consulting services associated with the acquisition of North Florida Consulting, Inc.

During the second quarter of fiscal year 2002, Whitemark escrowed 825,000 shares of common stock as part of a note payable issued to Gus Andrews. During the third quarter of fiscal year 2002, the shares were released to Mr. Andrews in accordance with the loan agreement.

During the second quarter of fiscal year 2002, Whitemark escrowed 203,389 shares of common stock as part of a note payable issued to Charles Barniv. During the third quarter of fiscal year 2002, the shares were released to Mr. Barniv in accordance with the loan agreement.

During the third quarter of fiscal year 2002, Whitemark issued Mr. Roger Repstein of RDC Research Development Corporation 90,000 shares of S-8 common stock as compensation for engineering services associated with several different housing projects.

There were no other significant stock transactions for the quarter ending September 30, 2002.


NOTE 5:   SIGNIFICANT TRANSACTIONS

In September 2002, Whitemark closed on a $4 million development loan for its Little Creek project. Little Creek is located in a prime central Florida location just minutes from Disney, Orlando International Airport and an abundance of shopping, restaurants, hotels and other themed entertainment. Little Creek is composed of 298 lots with sales prices ranging from $117,000 to $160,000. Within the Little Creek development there are also two lakes with lakefront lots available at a premium. The Little Creek development will be built in two phases. Gross revenues associated with this project are projected to be approximately $39 million. The majority of these revenues should be recognized over the next 24 months.

In September 2002, Whitemark closed on a $3,000,000 builder's line of credit with Crown Bank for its Bear Gully Forest Project. Subsequently, Whitemark broke ground and began construction with approximately 90% of the home sites presold. The community is composed of 48 home sites on two streets with sales prices ranging from $145,000 to $250,000. Within the community lies 18 acres of pristine conservation areas. These conservation areas coupled with the Seminole Trail, a cross county biking and walking path, will ensure a natural setting for all homeowners. Based on current presales and construction schedule, the Bear Gully Forest community should be completely built and sold out by the second quarter 2003. However, home closings in this community should begin in the fourth quarter 2002. Total revenues generated from this project should be approximately $9,500,000.

In August 2002, Whitemark entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, Whitemark may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. Subject to certain conditions, Whitemark will be entitled to commence drawing down on the equity line of credit when the common stock under the Equity Line of Credit is registered with the Securities and Exchange Commission and will continue for 24 months after the accompanying registration statement is declared effective by the Securities and Exchange Commission or 30 months after an amendment to this registration statement or a new registration statement is declared effective. The purchase price for the shares will be equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000 in any seven trading day period. Cornell is entitled to a one-time commitment fee of $490,000 payable by the issuance of common stock or cash to be paid in two installments of $245,000. The first installment is payable in the amount of $245,000 or 111,364 shares based on the date of closing and the second installment is payable on the earlier of either Whitemark drawing $5,000,000 of the Equity Line of Credit or 12 months from the closing date. In addition, Whitemark entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, Whitemark paid a one-time placement agent fee of 4,545 shares of common stock.

In August 2002, Whitemark raised $550,000 from the sale of convertible debentures. These debentures are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the average closing bid price of the common stock for the four trading days immediately preceding the conversion date. If such conversion had taken place at $.40 (i.e., 80% of the recent price of $.50), then the holders of the convertible debentures would have received 1,375,000 shares of common stock. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years. At the Company's option, these debentures may be paid in cash or redeemed at a 12% premium prior to August 2004. In the event Whitemark exercises a redemption of either all or a portion the convertible debentures, the holder will receive a warrant to purchase 10,000 shares of common stock for every $100,000 redeemed. The warrant will be exercisable on a "cash basis" and have an exercise price equal to 120% of the closing bid price of the common stock. The warrant will have "piggy-back" and demand registration rights and will terminate two years after issuance. Under the terms of the registration rights agreement, Whitemark was required to file a registration statement with the SEC registering the shares of common stock underlying the debenture. Whitemark has paid Cornell a fee of $34,500 and granted Cornell a security interest in certain real estate for an extension until December 31, 2002 to file the registration statement.

In September 2002, Whitemark decided not to renew its option to purchase an 1100 acre parcel of land in Galveston, Texas and a 21 acre parcel of land near Panama City Beach, Florida and a single asset business entity to purchase a 25,681 square foot parcel of land in downtown Houston, Texas. These land options were acquired as a result of Whitemark's acquisition of North Florida Consulting in the fourth quarter of 2001 and were valued at approximately $1.9 million net of the associated liabilities. The reasoning for not renewing the options was the cost of the renewals, as well as the short term economic feasibility of the projects.


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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


General Overview

The Company develops real estate and builds homes. These efforts have historically been concentrated in under-served markets for entry-level, first-time move-up, and vacation homebuyers. However, efforts are now additionally focused on the mid-level homebuyer with housing products from $180,000 to $350,000, as well as the vacation condominium market with first class amenities. In addition, the Company is also servicing its upscale homebuyers with beachfront custom homes which can sell in excess of $1,000,000. On a national level, housing construction continues to remain in a growth trend, which is a good sign in light of other indications of slowing growth and the uncertainty in the economy. Indicators for construction have shown continued growth even as consumer spending and the industrial sector have slowed. In fact, according to the Orlando Sentinel Newspaper, Florida led the nation in new home building permits for the first and second quarter of 2002. The Kiplinger Letter has stated that its forecasts predict that housing will continue to generate economic warmth and will provide support for the rest of the U.S. economy. Recent reductions in interest rates by the Federal Reserve have lowered the cost of construction financing and have also resulted in lower mortgage rates to homebuyers, although to a lesser extent. Projects in the Company's inventory should produce growth in revenues and profits over the next five years. As mentioned above, interest rates and consumer confidence are driving the housing industry. Statistics indicate that both unemployment and interest rates in the Company's largest target market (the Orlando, Florida area) continue to be relatively low.

According to the Orlando Sentinel Newspaper, Orlando continues to rank in the top five destination cities for foreign travelers in the U.S. As a result, resort home development has become a significant part of home construction in Florida. Additionally, The Crittenden Report, one of the nation's leading weekly newsletters on real estate finance reported that resort areas are expected to see continued significant population gains. These areas grew at an average rate of 14% during the 1990's. Various analysts with Amsouth Bank and Deutsche Bank have reviewed the trends of 'baby boomers' during the 1990's and have concluded that a high percentage will be looking either to move up or to acquire vacation homes. Because this growth trend is fueled by retirees and 'baby boomers,' the extended implication would include growth in recreational, medical, and other supporting services. As a result, we believe that demand for homes in all price ranges should remain high.

In addition to residential development and home building, the Company has a subsidiary that assists home buyers in obtaining mortgages and accessing mortgage assistance programs aimed at the Company's target markets. This subsidiary, originally established to augment the Company's sales efforts, now provides these services to the public. The Company has developed a business and marketing plan which focuses on expanding the mortgage business and the services it offers to attempt to capture a greater market share. Currently, the Company has a distinct niche in the affordable housing arena, whereby the Company takes full advantage of government down payment assistance programs. We believe that the Company has developed relationships and programs which result in various financing opportunities for home buyers which are not readily available from the majority of mortgage brokers throughout the industry.

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

The Company had over 20 communities in various stages of completion at September 30, 2002. In addition, the Company has scheduled to acquire other projects consisting of permitted land which is contingent upon financing. All current and projected projects have a total estimated revenue potential in excess of $500 million. However, this potential revenue includes land (or projects) which Whitemark is under option to purchase. Should Whitemark, for whatever reason, not exercise its option to purchase the land (or project), or sales do not meet expectations, the current estimated revenue potential could decrease dramatically.


Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. In addition, see NOTE 5: SIGNIFICANT TRANSACTIONS noting the Equity Line of Credit Agreement with Cornell Capital Partners, L.P. and the convertible debenture as additional capital resource. Cash flow from operations declined during the first nine months of 2002 from the same period of 2001 largely due to the costs of developing the infrastructure and predevelopment costs associated with numerous properties. However, this was anticipated and cash flow from homebuilding activity should increase as the home inventory begins to close throughout the remainder of the year and into the subsequent years. Of the $55,330,000 of current presale backlog, more than 90% of this revenue is projected to be generated in fiscal year 2003 and beyond. This forecast has changed from the prior period primarily due to previous plans to sell the entire Muirfield condominium project in Destin, Florida versus developing the project until sell-out. Selling or `flipping' a project can generate revenue and cash more quickly, but this is usually done at lower profit margins. Currently, the Company is still in the process of attempting to obtain the financing required to develop the Muirfield project. If financing for this and other projects are not obtained within the required time frame, it may be necessary to liquidate or write-off assets in order to protect other Company assets which are income producing. Based on these factors, it is likely that the Company will liquidate or write-off certain assets in the forth quarter if financing arrangements can not be completed.

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

On  September  30,  2002,  the  Company  had   outstanding   borrowings  of
approximately $55.1 million. This is an increase from December 31, 2001 of approximately $0.74 million as a result of additional borrowings for land acquisition and development less payments made on outstanding loans. However, the majority of this debt is non-recourse and project specific as it relates directly to the lender. However, the Company has made certain guarantees and indemnifications to individuals who have personally guaranteed certain loans made to the Company. In addition, many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender. The Company's objective is to either presell the properties to the point where construction can begin or to sell the property for a profit prior to the note coming due.

The  Company   currently   finances  its  projects  with  project  specific
acquisition, development and construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. There is no expectation that this financing arrangement will not be available in the foreseeable future, however the size and nature of a project may make securing certain project financing very difficult or unobtainable. The Company requires funds generated from operations and expected borrowing availability from the private and public market to fund the Company's working capital requirements. Therefore, we will need to raise additional capital to fund our anticipated operating expenses and future expansion. Should the Company become unable to secure financing, the Company may be adversely affected.


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


Risk Factors

Whitemark is subject to various risks that may materially harm its business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before making any investment decision. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.


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

3. Whitemark's success is highly dependent upon our ability to compete against competitors that have significantly greater resources than we do;

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

We must obtain the approval of various governmental authorities regulating matters such as permitted land uses and levels of density, the installation of utility services such as water and waste disposal and the dedication of acreage for open space, parks, schools and other community purposes. In Florida, several authorities have imposed impact fees. This is a means of defraying the cost of providing certain governmental services to developing areas, and the amount of these fees has recently increased significantly. Other laws require the use of specific construction materials, which reduce the need for energy-consuming heating and cooling systems, or are expected to withstand certain wind speeds. Certain states have, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in areas where the infrastructure (e.g., roads, schools, parks, water and sewage treatment facilities and other public facilities) does not reach minimum standards, all of which could have a material adverse effect on our business, operating results and financial condition.

7. Whitemark's industry must adhere to all environmental regulations;

We  are  subject  to a  variety  of  federal,  state  and  local  statutes, ordinances, rules and regulations regarding the community's health and the environment. These environmental laws vary greatly according to location conditions and the uses of the site. As a result, these environmental laws may cause delays. These delays would result in additional costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Prior to consummating the purchase of land, We engage independent environmental engineers to evaluate such land for the presence of hazardous or toxic materials, wastes or substances. Whitemark, as a current or previous owner or operator of real property, may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including, without limitations, asbestos-containing materials, that could be located on, in or under such property under certain environmental laws. These laws and regulations impose liability whether we have knowledge of, or were responsible for, the presence of the hazardous or toxic substances. The cost of any required remediation or removal of the substances could be substantial and our liability as an owner or operator as to any property is generally not limited under such laws and regulations, and could exceed the property's value and our aggregate assets. Whitemark's ability to sell, rent or develop a property, or to borrow using a property as collateral may be adversely affected by the presence of the substances or failure to remediate such substances properly. Under these environmental regulations, Whitemark, as an owner, operator, or as an entity who arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site, may also be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. To date, we have not incurred any significant costs of removal or remediation of such hazardous toxic substances. However, the presence, with or without our knowledge, of hazardous or toxic substances at any property held or operated by Whitemark, could adversely affect Whitemark's business, operating results and financial condition.

8. Whitemark's industry is required to obtain certain permits;

Certain permits and approvals are required to complete the residential developments currently being planned by Whitemark, including land development permits (water, sewer, paving and drainage), sales center permits, model home permits and building permits. The process of obtaining permits and approvals is an ongoing process. Our ability to obtain necessary approvals and permits for these projects is often beyond our control, and could restrict or prevent the development of otherwise desirable property. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. Whitemark generally restricts land purchases to tracts that have or will have zoning and all other related entitlements.

9. Whitemark provides warranties on the homes it sells, which could lead to substantial expenses;

Our customer service personnel are responsible for pre-closing, quality control home inspections with the buyer and responding to post-closing customer needs. We believe the participation of customer service personnel reduces post-closing repair costs, promotes Whitemark's reputation for quality and service and fosters referral business. Whitemark provides homebuyers with a limited warranty program, which, in general provides homebuyers with a one year warranty on workmanship and building materials through the Bonded Builders Home Warranty Association. This limited warranty meets the standard for acceptability of insured ten year protection plans as set by the Department of Housing and Urban Development (HUD) published in the Federal Register Volume 55 No. 194 and the Department of Veterans Affairs (VA). Historically, We have not incurred any significant costs relating to warranty claims or defects in construction.


Other Information

Equipment: Whitemark does not anticipate incurring any significant expenses for the purchase of equipment over the next 12 months.

Employees:   Whitemark  and  its   subsidiaries   employed  45  individuals
(including the executive officers)as of September 30, 2002. None of our employees are represented by a labor organization and we are not a party to any collective bargaining agreements. Whitemark does not anticipate increasing the number of employees over the next 12 months.

Quality   Service:   Whitemark  uses  the  latest   technology  and  proven
construction methods to ensure its homes are of the highest quality. This is evidenced by: (1) a Customer Service Award issued by the Bonded Builders Home Warranty Association stating "Bonded Builders is proud to recognize Whitemark Homes as one of Florida's finest builders for the distinction of being claims free for 1998"; (2) Member in Good Standing issued by the National Association of Home Builders; and (3) Homeowner Evaluation forms and letters showing the satisfaction of customers. Due to Whitemark's in-depth construction expertise, a range of construction methods is utilized incorporating the choices made by the customer and the building plan requirements. Besides being one of Orlando's premier home builders, for both custom and affordable homes, Whitemark also develops many of its own residential communities. As a developer/builder, great care and attention is given to preserving the natural setting of the land during the planning and construction stages. Each lot is carefully cleared in order to keep as many trees and natural vegetation as possible. Our attention to detail and fine craftsmanship has gained us many national, regional, and local awards including: East and Pacific Builders "Gold Nugget Awards," Southeast Builders' Conference "Aurora Award," Home Builders' Association of Mid-Florida "Parade of Homes Winners," and Orlando's "Choice Awards Winners."


Management Team

Whitemark's present directors and executive officers are as follows:

Name                       Age   Position
------------------------------------------

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

Mitchell Gordon (Vice  President,  Chief  Financial  Officer and Director):
Mitchell R. Gordon, graduated with a B.S. in Business Administration from Towson State University and an MBA in Business Administration from the University of Baltimore. He worked in the research department for Legg Mason Real Estate Research Group in 1988 and 1989. He was a Senior Consultant with David J. Burgos & Associates from 1990 through 1993, and a Senior Manager with KPMG Peat Marwick, LLC from 1993 through 1997. From 1997 to April 2002, he was employed as the Chief Financial Officer for Soundelux Entertainment Group. Mr. Gordon's responsibilities included all accounting and administrative functions. He performed reviews of weekly and monthly financial reports for a $130 million organization with over 300 employees, directly supervising a staff of six employees with more than thirty subordinates. He maintained a position on the finance committee, made regular reports to the board of directors, and prepared budgets. In addition, Mr. Gordon facilitated legal matters, maintained banking relationships, and coordinated efforts with external auditors. Recent accomplishments include identification, negotiation and execution of four strategic acquisitions and several spin-off situations. Mitchell Gordon is a Certified Public Accountant and is a member of the AICPA, FICPA and MACPA. He joined Whitemark in April 2002.

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


Members of the Audit Committee

Scott D. Clark - see bio noted above. As of December 2002, Scott Clark resigned as a member of the audit committee.
Hugh W. Harling, Jr. - see bio noted above


Results Of Operations

In an effort to maintain the integrity of the Company's financial statements and be as proactive as possible in disclosing relevant information to the Company's shareholders, Whitemark concluded that an amended third quarter 10-Q/A was necessary for accurate and timely financial reporting versus recording a fourth quarter prior period adjustment.

The basis for the amended third quarter 10-Q/A results from additional disclosures required by the Sarbanes-Oxley Act which were not included in the original 10-Q filing, as well as a change in the accounting treatment for certain assets which were written off the balance sheet during the third quarter 2002. More specifically, in September 2002, Whitemark decided not to renew its option to purchase an 1100 acre parcel of land in Galveston, Texas and a 21 acre parcel of land near Panama City Beach, Florida and a single asset business entity to purchase a 25,681 square foot parcel of land in downtown Houston, Texas. These land options were acquired as a result of Whitemark's acquisition of North Florida Consulting in the fourth quarter of 2001 and were valued at approximately $1.9 million net of the associated liabilities. The reasoning for not renewing the options was the cost of the renewals, as well as the short term economic feasibility of the projects.

Previously, Whitemark had written off the aforementioned assets as a reduction of the asset and related liability with an offset directly to equity. Due to filing deadlines, Whitemark filed the third quarter 10-Q with the understanding that this accounting treatment was proper based on the recordation of the original transaction. Upon further review by both management and the Company's independent auditors, it was determined that a change in accounting treatment for this transaction was required. Although the change in accounting treatment also resulted in a reduction of the asset and related liability, the offset is an increase in `other expense' which has a direct impact on the income statement. This change in accounting treatment results in an immaterial change to the balance sheet, but an additional $1.9 million non-operational expense to the income statement.

Upon the conclusion that the change in accounting treatment was proper, Whitemark's Board of Directors immediately decided to file an amended third quarter 10-Q/A in order to maintain the propriety of the Company's financial statements.


Three Months Ended September 30, 2002 Compared To September 30, 2001

Highlights of Whitemark's third quarter numbers for the three months ended September 30, 2002 are as follows:

Whitemark's  revenues from home sales for the quarter  ended  September 30,
2002 increased from $2,234,661 to $3,815,028 in the comparable period in the prior year. This is an increase of $1,580,367 or 71%. Whitemark delivered 19 homes during the quarter with an average selling price per home of $151,052. In the comparable period in the prior year, Whitemark delivered 18 units with an average selling price per home of $124,148. Management believes that the small number of homes sold is a temporary situation partially created by a restriction in Whitemark's available lot inventory as certain development projects were reaching maturity during the previous nine months and new lot inventory was only beginning to be available for sale during the second quarter of 2002. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty. Whitemark has not earned revenue from the sale of condominium units, although it has several condominium projects in the planning stages with significant presales.

Gross profit for the three months ended September 30, 2002 was $873,467 or 23% of sales, as compared to $430,874 or 19% of sales in the comparable period in the prior year. The costs of homes sold during the third quarter of 2002 increased $1,137,774 to $2,941,561 when compared to the same period in 2001. This is primarily due to the related increase in home deliveries and higher average selling prices. Although the cost of homes is directly attributable to the product mix, Whitemark operates with several internal control processes, which help to ensure that projected gross profit margins are maintained and quality control standards are met.

Selling, general, and administrative expenses increased to $784,355 in the third quarter of 2002, which is an increase of $291,109 or 59% from $493,246 for the three months ended September 30, 2001. The increase in operating expenses was principally a result of the selling, general and administrative costs associated with North Florida Consulting, which was acquired during the fourth quarter 2001.

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

Other expense  increased by $1,881,459 in the three months ended  September
30, 2002 to $1,908,991 from $27,532 in the comparable period in the prior year. This increase is solely due to a change in accounting treatment as noted above. As part of the write-off of specific land options as noted above, Note 5:
Significant Transactions, the Company incurred a non-operational expense of approximately $1.9 million.

Net Loss: Net loss for the three month period ending September 30, 2002 was ($1,904,219) as compared to a net loss of ($189,521) for the comparable period in the prior year. The increase in net loss of $1,714,698 was a result of the factors discussed above.


Nine Months Ended September 30, 2002 Compared To September 30, 2001

Revenues: Whitemark's revenues from home sales for the nine months ended September 30, 2002 increased from $7,038,975 to $10,612,339 when compared with the same period of 2001. This is an increase of $3,573,364 or 51%. The number of homes delivered for the nine months ended September 30, 2002 was 53 units with an average selling price per home of $144,628. Management believes that the small number of homes sold is a temporary situation partially created by a restriction in Whitemark's available lot inventory as certain development projects were reaching maturity during fourth quarter 2001 and new lot inventory was only beginning to be available for sale during the first quarter 2002. We believe Whitemark is now poised to reap the benefits from the acquisition and development of raw land. Management also believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

Gross Profit: Gross profit for the nine months ended September 30, 2002 was $2,260,827 or 21%, as compared to $1,212,849 or 17% for the nine months ended September 30, 2001. The costs of homes sold during the first nine months of 2002 increased $2,525,386 to $8,351,512 when compared with the same period of 2001. This is primarily due to the related increase in home deliveries and higher average selling prices. Although the cost of homes is directly attributable to the product mix, Whitemark operates with several internal control processes, which help to ensure that projected gross profit margins are maintained and quality control standards are met.

Expenses:   Selling,  general  and  administrative  expenses  increased  to
$2,413,629 in the nine months ending September 30, 2002, which is an increase of $1,061,185 or 78% from $1,352,444 for the nine months ended September 30, 2001. The increase in operating expenses for the current period was principally a result of the selling, general and administrative costs associated with North Florida Consulting Merger, which was acquired during the fourth quarter 2001.

Loss From  Operations:  The loss from  operations for the nine months ended
September 30, 2002 was ($152,802) compared to a loss from operations of (139,595) for the nine months ended September 30, 2001, a decrease of ($13,207).

Other Expenses: Interest expense of $247,544 was incurred for the nine month period ending September 30, 2002 versus $411,857 in the nine months ending September 30, 2001, a decrease of $164,313. This decrease is primarily attributable to our current product mix and financing arrangements. Whitemark obtains construction loans and other borrowings in order to purchase land and build homes. Whitemark incurs interest charges on these borrowings, with rates varying from 4.75% to 25% per year. Interest is capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest is expensed. In addition, as part of the write-off of specific land options as noted in Note 5: Significant Transactions, the Company has incurred a non-operational expense of approximately $1.9 million.

Net Loss: Net loss for the nine month period ending September 30, 2002 was ($2,345,345) as compared to a net loss of ($626,110) for the same nine months of 2001. The increase in net loss of $1,719,235 was a result of the factors discussed above.

Management's continued "retooling" of the Company, which began during the third quarter of 2001, included conducting market analysis, focus groups, review of other research projects and was aimed at producing strategic goals for the near and long term. During this process the Company increased the pace of its raw land acquisition and concentrated on the permitting, land planning and engineering aspects of preparing its raw land for development. Consequently, the

Company's revenues have been increasing. However, management believes that the low number of homes sold in this and prior quarters is a temporary situation partially created by a restriction in the Company's available lot inventory as certain development projects were reaching maturity during fourth quarter 2001 and new lot inventory was only beginning to be available for sale during the first quarter 2002. Therefore, we believe, the Company is now poised to reap the benefits from the acquisition and development of raw land throughout 2001 and the Company is expecting to substantially increase revenues. Management believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

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

Where this Form 10-Q/A includes "forward-looking" statements, the Company desires to take advantage of the "safe harbor" provisions of the Act. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. Forward-looking statements reflect the Company's current views with respect to future events and financial performance and are not guarantees of future performance. The Company has no specific intention to update these statements. These forward- looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks and uncertainties include economic conditions such as home mortgage interest rates, shortages of materials and labor, weather conditions, competition with other builders, regulatory requirements, and other such matters as may be discussed in this report or referred to in the Company's annual report on Form 10-K. The Company undertakes no obligation to publicly revise these forward- looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


Item 4.  Controls and Procedures.

1.       Quarterly evaluation of Disclosure Controls and Internal Controls;

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our President (who performs all of the functions typically associated with a Chief Executive Officer) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the President and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

2.       President and CFO Certifications;

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the President and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

3.  Disclosure Controls and Internal Controls;

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the President and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

3.       Limitations on the Effectiveness of Controls;

The Company's management, including the President and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

4.       Scope of the Controls Evaluation;

The President/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal
Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the President and CFO require that the President and CFO disclose that information to our Board and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the President and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon the Controls Evaluation, our President and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the President and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.


PART II: OTHER INFORMATION


Item 2:  Changes in Securities and Use of Proceeds

Issuance of Unregistered Shares

During the nine months ended September 30, 2002, the Company sold securities in the transactions described above, NOTE 4: STOCK TRANSACTIONS in its entirety and NOTE 5: SIGNIFICANT TRANSACTIONS noting the Equity Line of Credit Agreement with Cornell Capital Partners, L.P. and the Convertible Debenture, without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

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


Item 4:  Submission of Matters to a Vote of the Security Holders

         None filed during the quarter ended September 30, 2002.


Item 6:           Exhibits and Reports on Form 8-K

         a.  Exhibits

              10.1     Whitemark Equity Line of Credit Agreement
              10.2     Whitemark Debenture Agreement
              10.3     Whitemark Securities Purchase Agreement
              10.4     Whitemark Escrow Agreement
              10.5     Whitemark Investors Registration Rights Agreement
              10.6     Whitemark Registration Rights
              10.7     Whitemark Placement Agent Agreement
              10.8     Whitemark Transfer Agent Instructions
              10.9     Whitemark Amended Debenture Agreement
              10.10    Whitemark Amended Registration Rights Agreement
              99.1, 99.2        Certification(s) of the President
              99.3, 99.4        Certification(s) of the Chief Financial Officer

         b.  Reports on Form 8-K

         None filed during the quarter ended September 30, 2002.


SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WHITEMARK HOMES, INC.


December ___, 2002            By:  /s/ KENNETH `LARRY' WHITE
                                Kenneth `Larry' White, President


December ___, 2002            By:  /s/ MITCHELL R. GORDON
                                Mitchell R. Gordon, Chief Financial Officer

                                  Exhibit 99.1

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302
                             -----------------------

                                  CERTIFICATION


I, Kenneth "Larry" White, certify that:


1. I have reviewed this quarterly report on  Form 10-Q/A of September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December ___, 2002                    /S/ KENNETH `LARRY' WHITE
------------------------                    -------------------------
                                            Kenneth `Larry' White
                                            President

                                  Exhibit 99.2


                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Whitemark Homes, Inc. (the "Company") on Form 10-Q/A for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth `Larry' White, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section [13(a)][15(d)] of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/S/ KENNETH `LARRY' WHITE
-----------------------
Kenneth `Larry' White
President

Date: December ___, 2002
      -----------------

                                  Exhibit 99.3

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302
                             -----------------------
                                  CERTIFICATION


I, Mitchell R. Gordon, certify that:


1. I have reviewed this quarterly report on  Form 10-Q/A of September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December ___, 2002                    /S/      MITCHELL R. GORDON
------------------------                    -------------------------
                                            Mitchell R. Gordon
                                            Chief Financial Officer

                                  Exhibit 99.4


                  CERITFICATION OF THE CHIEF FINANCIAL OFFICER
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Whitemark Homes, Inc. (the "Company") on Form 10-Q/A for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mitchell R. Gordon, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section [13(a)][15(d)] of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ MITCHELL R. GORDON
-----------------------
Mitchell R. Gordon
Chief Financial Officer

Date:  December ___, 2002
       ----------------