Form 10KSB
period 2002-12-31
WHITEMARK HOMES INC
filed 2003-05-20
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

          [X]    Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

                                       or

          [ ]  Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                          Commission file number 0-8301

                              WHITEMARK HOMES, INC.
             (Exact name of registrant as specified in its charter)

                        Golden Triangle Industries, Inc.
                           (Former name of registrant)

          Colorado                                            25-1302097
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                              I.D. Number)

650 South Central Ave., Ste. 1000, Oviedo, Florida              32765
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:        (407) 366-9668

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                 Title of Class - Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of common equity held by non-affiliates of the registrant was $2,455,932 as of March 31, 2003, based on the price of the common stock, $.001 par value, of the registrant, ($.35 per share) at the close of the market on that day.

The number of shares outstanding of the registrant's common stock on March 31, 2003 was 17,081,477.

                              Whitemark Homes, Inc.
             Form 10-KSB for the fiscal year ended December 31, 2002

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


 PART II

      Item 5.    Market for Registrant's Common Equity and Related
                   Stockholder Matters    .     .     .     .     .     .     11
      Item 6.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations      .     .     .     13
      Item 6a.   Quantitative and Qualitative Disclosure About Market
                   Risk .     .     .     .     .     .     .     .     .     17
      Item 7.    Financial Statements and Supplementary Data      .     .     17
      Item 7a.   Selected Financial Data  .     .     .     .     .     .     18
      Item 8.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure      .     .     .     18


 PART III

      Item 9.    Directors and Executive Officers of the Registrant     .     18
      Item 10.   Executive Compensation   .     .     .     .     .     .     21
      Item 11.   Security Ownership of Certain Beneficial Owners
                   and Management   .     .     .     .     .     .     .     23
      Item 12.   Certain Relationships and Related Transactions   .     .     24
      Item 13.   Controls and Procedures  .     .     .     .     .     .     25
      Item 14.   Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K      .     .     .     .     .     .     .     27
                   Signatures .     .     .     .     .     .     .     .     29


      Consolidated Financial Statements   .     .     .     .     .     .    F-1

                              Whitemark Homes, Inc.

                                     PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

Whitemark Homes, Inc. (the "Company" or "WTMK" or "Whitemark") was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. The Company was organized primarily to acquire and hold royalties on oil and gas properties. During 1996 the Company's name was changed to Golden Triangle Industries, Inc. On June 17, 2000, the Golden Triangle shareholders approved the purchase of Whitemark Homes, Inc., a respected private company with a long term business plan, significant assets, revenues and net income. It was determined that, after the acquisition, the Company's business would be strictly that of Whitemark, and that the oil, gas and other extractive businesses would be sold. Therefore, in June 2001 the name of the Company was changed to Whitemark Homes, Inc. to reflect the new business direction. Whitemark has been in the business of developing and constructing high quality residential communities for the past twenty years, with an emphasis on customer satisfaction. Whitemark's business includes the purchase and development of lots through the construction and sale of single family homes, including designing, building, marketing and arranging financing for the home buyers. The market is primarily first time and middle income buyers.

On November 8, 2001, the Company completed the acquisition of privately held North Florida Consulting, Inc. ("NFC") and related entities, a major developer of prestigious waterfront properties in the Florida panhandle. The Company issued five million restricted common shares to the stockholders of NFC and guaranteed certain indebtedness of NFC and its majority stockholders to complete the acquisition. During the year ended December 31, 2001 the company's assets increased from $10.5 million to $87 million and stockholders' equity increased from $1 million to $18 million. NFC specializes in construction of five-star resort properties and upscale homes, including single-family and condominium units.

With the acquisition of the NFC group, the Company entered into the development of high-rise residential resort properties. However, although WTMK and NFC have completed the aforementioned acquisition, on April 18, 2003 the acquisition was effectively rescinded and the respective entities will no longer be related to the Company subsequent to the effective date of the Global Settlement Agreement (see Part I, Item 3, Legal Proceedings for further detail). As a result, WTMK will recognize impairment on the assets at December 31, 2002 which will no longer be consolidated on the WTMK financial statements as of April 18, 2003. WTMK will continue to develop real estate within the state of Florida, as well as formulate a new business plan for growth and market expansion.

(b)  Financial Information About Segments

In the fiscal year ended December 31, 2002, the Company's revenues, operating profits, and identifiable assets were attributable to home building, financial services, and other assets. Home building was by far the most significant of these segments as the others function primarily as supporting and facilitating operations (see Part II, Item 7a, Selected Financial Data).

(c)  Narrative Description of Business

Construction and Development

The Company is involved in the purchase and development of lots and the construction and sale of single-family conventional homes, primarily targeting first time buyers in the Orlando, Florida area. The Company offers homes in a price range from $75,000 to over $800,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as the design, construction, marketing, and financing of the homes. In 2002, 78 homes were delivered in 5 communities. Each community offers several different floor plans for buyers to choose from.

Sales of the Company's homes are generally made pursuant to a standard contract. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period. The Company reports an undelivered home sale as part of its backlog upon execution of the presales and sales contract, as well as receipt of the down payment. As it relates to single-family homes, revenue is recognized only upon the closing and delivery of a home to the homebuyer. The Company estimates that the average period between the execution of a purchase agreement for a home and final delivery is approximately six months. Also, at times the Company will sell land (lots) to homebuyers or other developers, at which time the revenue recognition process is the same as if the Company were selling a single-family home and is also included as part of the Company's backlog figures. The Company's backlog at December 31, 2002 and 2001 was approximately $16,300,000 and $7,200,000, respectively. However, these backlog figures are exclusive of any NFC presale information due to the aforementioned effective rescission (see
Part I, Item 3, Legal Proceedings for further detail). Reduction in backlog figures do not necessarily mean that the backlog has been converted to revenue. In addition, only a portion of the outstanding backlog will be converted to revenue within the current fiscal year. As noted previously, presale backlog can be adversely effected due to, but not limited to, the homebuyer's inability to obtain financing or condominium buyers unwilling to convert a non-binding presale contract to a binding sales contract.

Current Projects

The Company is continually exploring opportunities to purchase additional land for its home building operations. Following are descriptions of some of the Company's current projects.

During 2001 the Company acquired and began development of Glenbrook, a new community of vacation homes conveniently located six miles from Walt Disney World. The development targets both domestic and foreign markets for second home purchases. The new community will accommodate family vacation travelers from the United States, Europe and South America who prefer a home environment over the standard hotel room. The Glenbrook community consists of 266 home sites. Seven floor plans are available to the buyer ranging from 1,500 square feet to 3,000 square feet of living space in the price range of $175,000 to over $240,000. The homes include ceramic tile entry foyers, designer light fixtures, covered patios and designer pools with screened enclosures. Amenities at Glenbrook include a community recreation area with swimming pool, full lawn and shrub maintenance, and private Homeowners Association. Glenbrook is in close proximity to Orlando's major theme parks, shopping, fine dining and multiple attractions. Projected gross revenue for Glenbrook is approximately $55,000,000. To date, over 40 homes have been sold for an approximate total of $7,900,000.

The Company also began development on Bear Gully Forest during 2001 in Orlando, Florida, a 48 lot development with two villages. Bear Gully Forest is located in prestigious Seminole County and maintains a Winter Park zip code. This zip code ensures residents access to one of the best school systems in the state and convenient access to extensive shopping areas. The community is composed of 48 home sites on two streets, Pat's Point and Bear Gully Road. Pat's Point is the location of 36 home sites ranging in price from $145,000 to $200,000, with the remaining 12 home sites having an average sales price of $250,000. Within the community lies 18 acres of pristine conservation areas. These conservation areas coupled with the Seminole Trail, a cross country biking and walking path, will ensure a natural setting for all homeowners.

Based on current presales and construction schedule, the Bear Gully Forest community should be completely built and sold out by the end of year 2003. Total revenues generated from this project will be approximately $9,500,000.

Another development started during 2001 was University Oaks in East Orange County, Florida. The development offers such amenities as a distinctive brick entrance, beautiful wooded setting, and private Homeowner's Association. Designed for mid-income buyers, first time home buyers, and empty nesters, this private, gated community consists of 33 lots. Eleven floor plans are available to choose from with square footage ranging from 1,406 square feet to 2,898 square feet in the two story homes. The prices of the homes range from $120,000 to $150,000 with only two home sites remaining to be sold.

A new project that started development in 2002 is Country Lake. Country Lake is a subdivision located in East Orange County. The subdivision is a private, gated community consisting of 110 acres on a pristine private lake with an exclusive community use boat ramp. Lots range from one half acre to over 2 acres. The project consists of a total of 46 lots, 16 of which are located on the lake front. Home prices will range from $280,000 to over $600,000. Total project revenues are projected to exceed $12,000,000. Development of the land and infrastructure have been completed and the project is projected to be sold out by the end of December 2004.

Another development started in 2002 is Little Creek. Little Creek is located in a prime central location just minutes from Disney, Orlando International Airport and an abundance of shopping, restaurants, hotels and other themed entertainment. Little Creek is composed of 298 lots with sales prices ranging from $122,000 to $172,000. In addition, Whitemark has established various lending programs that provide qualified buyers up to $30,000 in down payment assistance. Within the Little Creek development there are also two lakes with lakefront lots available at a premium.

The Little Creek development will be built in two phases. Development on phase one has begun and should be completed by September 2003. Gross revenues associated with this project are projected to be approximately $35 million. The majority of these revenues will be recognized over the next 36 months.

In addition to the properties mentioned above, The Company has several other properties which have either been purchased or are currently under contract to purchase. All of these properties are either in the due diligence or permitting stage, but all have unique attributes and will be sold at various price points. Press releases will be distributed once development dates have been established.

With the acquisition of North Florida Consulting, Inc., many projects were added to the Company. Several projects that have already started development are:
Magnolia Landing in Freeport, Florida; Pleasant Ridge in Defuniak Springs, Florida, a single family subdivision with some commercial land; Cypress Breeze, a single family housing subdivision in Santa Rosa Beach, Florida, only one half mile north of the beach; and Muirfield I. All of these projects were in the presale and development stage during 2002. However, on April 18, 2003, the Company effectively rescinded the acquisition of North Florida Consulting, and therefore, the Company will not benefit from any of the NFC properties subsequent to April 18, 2003 (see Part I, Item 3, Legal Proceedings for further detail).

Mortgage Financing

The Company conducts financial service activities through a subsidiary, Home Funding, Inc., which provides mortgage financing and closing services for the home buyers. The subsidiary makes conventional, FHA-insured and VA-guaranteed mortgage loans available to qualified purchasers of its homes by assisting them in obtaining loans through local and national financial institutions. Because of the availability of the Company's financial services subsidiary and independent mortgage lenders, the Company believes that access to financing has not been a problem for most purchasers of the Company's homes.

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

Quality Service

The Company uses the latest technology and proven construction methods to ensure its homes are of the highest quality. This is evidenced by: (1) a Customer Service Award issued by the Bonded Builders Home Warranty Association stating "Bonded Builders is proud to recognize Whitemark Homes as one of Florida's finest builders for the distinction of being claims free for 1998"; (2) Member in Good Standing issued by the National Association of Home Builders; and (3) Homeowner Evaluation forms and letters showing the satisfaction of customers. Due to the Company's in-depth construction expertise, a range of construction methods is utilized incorporating the choices made by the customer and the building plan requirements. Besides being one of Orlando's premier home builders, for both custom and affordable homes, Whitemark also develops many of its own residential communities. As a developer/builder, great care and attention are given to preserving the natural setting of the land during the planning and construction stages. Each lot is carefully cleared in order to keep as many trees and natural vegetation as possible. Whitemark's attention to detail and fine craftsmanship have garnered them many national, regional, and local awards including: East and Pacific Builders "Gold Nugget Awards," Southeast Builders' Conference "Aurora Award," Home Builders' Association of Mid-Florida "Parade of Homes Winners," and Orlando's "Choice Awards Winners."

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

Employees

At December 31, 2002 and April 30, 2003, the Company and its subsidiaries employed 42 and 24 individuals, respectively (including the executive officers). The decrease in individuals employed is solely related to the effective rescission of the NFC acquisition on April 18, 2003 (see Part I, Item 3, Legal Proceedings for further detail).

ITEM 2.  PROPERTIES

The Company leases its 4,400 square foot corporate office, located at 650 South Central Ave., Ste. 1000, Oviedo, Florida, from Larry White, president of the Company. Lease payments totaled approximately $71,000 and $68,000 in 2002 and 2001, respectively (see Part III, Item 12, Certain Relationships and Related Transactions). Home Funding, Inc. leases office space from ASA, Ltd. located at 2700 Westhall Lane, #145, Maitland, Florida and paid approximately $24,000 and $23,000 in 2002 and 2001, respectively. NFC leased 3,400 square feet for office space, located at 40001 Emerald Coast Pkwy, Destin, Florida 32541, as well as an additional 800 square feet for office space, located at 90 Spires Lane, Santa Rosa Beach, Florida. Both of the spaces leased by NFC are leased from unrelated parties. The Company believes its office space is adequate for its operations in the next several years.

ITEM 3.  LEGAL PROCEEDINGS

Dispute of Money Owed

On October 30, 2002, Heller Financial, Inc. (Heller), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement in an amount not less than $800,000. Whitemark is not disputing that money is owed to Heller but is awaiting the results of the related project's financial audit before agreeing on the final settlement amount. Heller's accountants are currently performing the financial audit of the subject project with the audit expected to be completed this year. As of December 31, 2002, Whitemark has accrued approximately $760,000 in a note payable to Heller associated with this issue and believes that any increase in claim greater than this amount should be immaterial. However, any claim greater than $760,000 as determined by the project's financial audit could be contested by Whitemark.

Acquisition or Disposition of Assets

As part of a settlement agreement entered into by Whitemark Homes, Inc. ("Whitemark Homes"), certain of its subsidiary entities, officers and directors, and William Michael Adkinson ("Michael Adkinson"), and parties and entities related to Mr. Adkinson, on April 18, 2003 (the "Global Settlement Agreement"), as more fully set forth below, Whitemark Homes will acquire ownership of the common stock issued to Michael Adkinson and related parties subject to a lien by an unrelated party and disposed of certain assets as more fully described herein. The overall result of the Global Settlement Agreement was to rescind a business relationship between Whitemark Homes and Michael Adkinson, together with related parties and entities, which was consummated in October, 2001. Until consummation of the settlement, Michael Adkinson was an employee of and significant shareholder in Whitemark Homes. The Global Settlement Agreement was negotiated in a contested, arms-length transaction, the terms of which were believed to be no more favorable than could be obtained from unrelated parties.

As part of the Global Settlement Agreement, after the settlement conditions have been satisfied, Whitemark Homes will receive all ownership rights to 5,000,000 shares of Whitemark Homes restricted common stock, collectively owned by Michael Adkinson, Chad Adkinson, Wayne Adkinson, Jan Adkinson and Henry Devarona, subject to a collateral pledge agreement in favor of certain banks securing a loan in the amount of $2,700,000. Whitemark will also be relieved of certain debt obligations related to the real property being transferred to Michael Adkinson, or his designees. Whitemark Homes shall also receive the Orlando, Florida home of Michael Adkinson, subject to certain liens.

As part of the Global Settlement Agreement, Whitemark Homes will deliver to Michael Adkinson, or his designees, all real property acquired by Whitemark homes or its subsidiaries as a result of the business relationship between Whitemark Homes and Michael Adkinson commencing in October 2001. Also in connection with the Global Settlement Agreement, certain operating accounts payable and short term and long term debt in excess of $45 million will be transferred to Michael Adkinson or related entities and eliminated from the consolidated balance sheet of Whitemark Homes.

Other Events

Beginning on February 6, 2003, Whitemark Homes, some if its officers and directors, and some of its wholly-owned subsidiaries had been involved in related lawsuits arising from a business relationship with Michael Adkinson, Wayne Adkinson and related entities. These lawsuits are described below. On or about April 18, 2003, pursuant to the Global Settlement Agreement the parties resolved all of these disputes. The settlement terms included the voluntary dismissal of each lawsuit with prejudice with each party bearing its own fees and costs, except to the extent that Whitemark Homes has agreed to pay $15,000 of closing costs incurred as a result of the conveyances contemplated by the Global Settlement Agreement, and the disposition of certain real property and shares of subsidiary entities. A summary of each of these dismissed actions is set forth below.

Replevin Action

On February 6, 2003, Whitemark Homes, and its wholly owned subsidiary, North Florida Consulting, Inc., (collectively "Plaintiffs") filed a verified complaint for replevin and injunctive relief ("Replevin Action") in the Circuit Court of the First Judicial Circuit in and for Walton County, Florida (the "Court") against Michael Adkinson. In the Replevin Action, Plaintiffs sought to obtain possession of a hard-drive that allegedly was detained and removed by Michael Adkinson, without authority or permission, and to enjoin Adkinson from removing or destroying any other personal property of the Plaintiffs. On March 6, 2003, the Court ordered that the hard-drive would be placed in the custody of a third-party custodian to safeguard the hard-drive, and ordered that each party could have access to the hard-drive and receive a copy of the information contained on the hard-drive upon written request to the third-party custodian. As part of the Global Settlement Agreement, ownership of the computer will be conveyed to Michael Adkinson or his designee.

In response to the Replevin Action, Michael Adkinson, Wayne Adkinson and Chad Adkinson filed a counterclaim on February 13, 2003, against Whitemark Homes and North Florida Consulting, and a third-party complaint against Kenneth Larry White, Mitchell Gordon, Scott D. Clark, Hugh Harling, Jr., as well as the subsidiaries of North Florida Consulting. Messrs. White and Gordon are officers and directors of Whitemark Homes and Messrs. Clark and Harling, Jr. are directors of Whitemark Homes. In the counterclaim and third-party complaint, the Adkinsons filed claims against Whitemark Homes for (1) breach of a joint venture agreement; (2) breach of a guaranty and indemnity agreement; and (3) breach of a security and funding agreement. The counterclaim and third-party complaint included a claim against Whitemark Homes and Kenneth Larry White for fraud in the inducement. The counterclaim and third-party complaint included claims against Whitemark Homes, Kenneth Larry White, Mitchell Gordon, Scott D. Clark and Hugh Harling, Jr., for (1) breach of fiduciary duties and (2) breach of implied covenant of good faith and fair dealing. The counterclaim and third-party complaint also includes claims for equitable lien and constructive trust against all of the counter-defendants and third-party defendants, seeking to impose equitable liens and constructive trusts on all properties held in the names of the counter-defendants and third-party defendants. Lastly, the Adkinsons asserted a claim for rescission against Whitemark Homes and its wholly owned subsidiaries, in which the Adkinsons requested the Court to rescind the various agreements that composed the alleged joint venture arrangement.

On or about March 25, 2003, Plaintiffs and the third-party defendants, with the exception of Kenneth Larry White and Hugh Harling, Jr. (who at that time had not been served with the Third Party Complaint), served Answers and Affirmative Defenses to the counterclaim/third-party complaint. On April 14, 2002, Messers. White and Harling served Answers and Affirmative Defenses to the third-party complaint. In the Answers and Affirmative Defenses, the parties denied all wrongdoing and asserted numerous defenses that bar the Adkinsons from establishing liability and/or entitlement to damages.

On or about March 25, 2003, Plaintiffs and the third-party defendants, with the exception of Messers. White, Gordon, Clark and Harling, filed a Counterclaim and Additional Claims of Counter-Defendants and Third-Party Defendants against Michael Adkinson, Chad Adkinson and Wayne Adkinson ("Counter-Counterclaim"). The Counter-Counterclaim set forth claims for injunctive relief, breach of fiduciary duties, slander of title and tortious interference with an advantageous business relationship.

On or about April 21, 2003, pursuant to the Global Settlement Agreement, a joint Stipulation for Voluntary Dismissal was served requesting that the Court dismiss the Replevin Action, Counterclaim and Counter-Counterclaim with prejudice with all parties to bear their own fees and costs. The Court has not taken any action on the Stipulation.

Derivative Action

On February 13, 2003, Michael Adkinson, Wayne Adkinson and Chad Adkinson (collectively the "Derivative Plaintiffs"), in their derivative capacities as shareholders on behalf of Whitemark Homes, filed a derivative action in the Court against Whitemark Homes, Kenneth Larry White, Mitchell Gordon, Scott D. Clark, Hugh Harling, Jr., and Margaret Older (the "Derivative Action"). Whitemark Homes was only a nominal defendant in this action; the Derivative Plaintiffs purported to bring the Derivative Action on behalf of Whitemark Homes. The claim against Kenneth Larry White, Mitchell Gordon, Scott D. Clark, and Hugh Harling, Jr. was for breach of fiduciary duties. The Derivative Action also contained a claim against all defendants for civil conspiracy in which the Derivative Plaintiffs allege that the defendants conspired to breach their fiduciary duties to Whitemark Homes.

On or about March 19, 2003, Margaret Older, Scott Clark, and Whitemark Homes filed a motion to stay the case while a special litigation committee and its independent legal counsel conduct an independent investigation of the allegations made in the complaint. The motion to stay was amended on or about April 2, 2003. On or about April 7, 2003, Messers. White, Harling and Gordon filed a motion to join in and adopt the amended motion to stay.

On or about April 21, 2003, pursuant to the Global Settlement Agreement, a joint Stipulation for Voluntary Dismissal was served requesting that the Court dismiss the Derivative Action with prejudice with all parties to bear their own fees and costs. The Court has not taken any action on the Stipulation.

Quiet Title Action

On March 10, 2003, Whitemark Homes, and its wholly owned subsidiaries, Muirfield Development Corporation, Troon Development Corporation and North Florida Consulting, Inc., and an unrelated party, Southeastern Consulting & Development Company (collectively the "Quiet Title Plaintiffs"), filed a verified complaint for declaratory relief and to quiet title against Michael Adkinson, Chad Adkinson, Wayne Adkinson, Castle Development Properties, Inc. and Gulf Destination Enterprises, Inc. seeking to declare certain allegedly invalid mortgages and to quiet title on two parcels of real property located in Walton County, Florida (the "Quiet Title Action"). The Quiet Title Plaintiffs alleged that the defendants improperly and without any right, caused mortgages to be placed on properties owned by Muirfield Development and Troon Development. On March 31, 2003, defendants filed an Answer and Affirmative Defenses denying the allegations.

On or about April 21, 2003, pursuant to the Global Settlement Agreement, Whitemark Homes, Muirfield Development Corporation, Troon Development Corporation and North Florida Consulting, Inc. and the defendants served a joint Voluntary Dismissal With Prejudice requesting that the Court dismiss their claims presented in the Quiet Title Action with prejudice with all parties to bear their own fees and costs. The Court has not taken any action on the Stipulation.

Matthews Action

On March 11, 2003, Muirfield Development Corporation, North Florida Consulting, Inc., Troon Development Corporation and Whitemark Homes filed a complaint in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida against Dana C. Matthews and Matthews & Hawkins, P.A. for breach of fiduciary duty, slander of title and tortious interference with an advantageous business relationship (the "Matthews Action"). The underlying facts of the Matthews Action were that the defendants, who acted as legal counsel for these plaintiffs, allegedly breached their fiduciary duty by, including but not limited to, acting for the benefit of parties adverse to these plaintiffs by preparing allegedly improper and unauthorized mortgages upon certain properties owned by these plaintiffs. On or about April 21, 2003, pursuant to the Global

Settlement Agreement, a Stipulation for Voluntary Dismissal was served requesting that the Court dismiss the Matthews Action with prejudice with all parties to bear their own fees and costs. The Court has not taken any action on the Stipulation.

Global Settlement Agreement

On April 19, 2003, the parties to the above lawsuits entered into a Global Settlement Agreement to resolve all disputes between the parties. In addition to the dismissal with prejudice of the above lawsuits and the transfers of real property and shares of subsidiary entities described in Part I, Item 3, Legal Proceedings, the Global Settlement Agreement also terminates, cancels and releases all relevant parties from their respective obligations in any of the following agreements executed as part of the business relationship executed in or about August 2001: (1) the Exchange Agreement; (2) Closing Agreement; (3) the Guaranty Agreement; (4) Employment Agreement, (5) Security and Funding Agreement; (6) all profit participation agreements; (7) any joint venture agreements; and (8) any other document or agreement executed in connection with any of the foregoing with the exception of the Voting Agreement, which Voting Agreement shall remain in effect subject to terms of the Global Settlement Agreement.

As part of the Global Settlement Agreement, Michael Adkinson, Wayne Adkinson and Chad Adkinson resigned from all positions with Whitemark Homes and any entity retained by Whitemark Homes. The parties also executed mutual General Releases, or otherwise agreed that all liability between the parties would be resolved by the Global Settlement Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None filed during 2002.

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

                Year Ended December 31, 2002      Year Ended December 31, 2001
                   High              Low              High             Low
                  -------          -------           --------        -------
  1st Quarter     $ 2.54           $ 1.10            $ 2.00          $ .6875
  2nd Quarter       4.05             2.00              1.75            .875
  3rd Quarter       2.55             1.47              1.54            .95
  4th Quarter       1.55              .27              1.53            .90

On March 31, 2003, the price of the stock closed at $.35 per share as reported on the OTC Bulletin Board.

As of March 31, 2003, there were approximately 9,188 holders of record of the Company's Common Stock, plus an undetermined number of stockholders who hold their stock in street name.

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

Issuance of Unregistered Shares

During the year ended December 31, 2002, the Company issued securities in the transactions described below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions. The applicable transactions are as follows:

o For the year ending December 31, 2002, the Company issued 49,641 common shares under its Dividend Reinvestment and Stock Purchase Plan.

o In August 2002, Whitemark entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, Whitemark may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. In addition, Whitemark raised $550,000 from the sale of convertible debentures. These debentures are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the average closing bid price of the common stock for the four trading days immediately preceding the conversion date.

o On December 31, 2001, the Company issued 1,153,077 of restricted common stock for the purchase of Troon Development Corporation and Muirfield Development Corporation, both of which are holding companies of the real estate associated with the Muirfield project. These shares were valued at $1.30 per share.

o On June 27, 2002, the Company issued Kenneth O'Neal 603,102 shares of common stock as compensation for consulting services associated with the reverse merger of Whitemark Homes, Inc. and Golden Triangle Industries, Inc., as well as consulting services associated with the acquisition of North Florida Consulting, Inc. These shares were valued at $0.575 per share.

o On April 24, 2002, the Company escrowed 825,000 shares of common stock as part of a note payable issued to Gus Andrews. During the third quarter of fiscal year 2002, the shares were released to Mr. Andrews in accordance with the loan agreement. These shares were valued at $2.10 per share on the date released from escrow.

o On May 13, 2002, the Company escrowed 203,389 shares of common stock as part of a note payable issued to Charles Barniv. During the third quarter of fiscal year 2002, the shares were released to Mr. Barniv in accordance with the loan agreement. These shares were valued at $2.45 per share on the date released from escrow.

o On January 7, 2002, the Company issued 125,000 shares of common stock to JAB Development (100,000 shares) and Larry White (an unrelated, third party, Larry White, 25,000 shares) as a finders fee for certain real estate transactions. These shares were valued at $0.625 per share.

o On January 1, 2002, the Company issued 296,429 shares of common stock to Mark Osborne (200,000 shares) and United Capital Group of Florida (96,429 shares) in consideration for a note extension related to certain real estate transactions. These shares were valued at $1.25 per share.

o On May 13, 2002, the Company issued 100,000 shares of common stock to Charles and Cynthia Barniv in consideration for a note extension related to certain real estate transactions. These shares were valued at $2.95 per share.

o On April 22, 2002, the Company issued 53,088 shares of common stock to various individuals and a corporation in consideration for services performed either in relation to financing or marketing certain real estate projects. These shares were valued at $3.40 per share.

The facts relied on to make the exemption from registration provided by Section 4(2) of the Securities Act of 1933 available for the sale of securities discussed above were: (1) the limited number of purchasers; (2) the sophistication or accreditation of the purchasers; (3) their relationship with the Company and/or access to material information about the Company; (4) the information furnished to them by the Company; (5) the absence of any general solicitation or advertising; and (6) restrictions on transfer of the securities issued to them as indicated by a legend on the certificates representing such securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

General Overview

The Company develops real estate and builds homes. These efforts have historically been concentrated in under-served markets for entry-level, first-time move-up, and vacation homebuyers. However, efforts are now additionally focused on the mid-level homebuyer with housing products from $180,000 to $350,000. In addition, the Company is also servicing its upscale homebuyers with homes which can sell in excess of $500,000. On a national level, housing construction continues to remain in a growth trend, which is a good sign in light of other indications of slowing growth and the uncertainty in the economy. Indicators for construction have shown continued growth even as consumer spending and the industrial sector have slowed. In fact, according to the Orlando Sentinel Newspaper, Florida was one of the leading states throughout the nation in new home building permits for 2002. The Kiplinger Letter has stated that its forecasts predict that housing will continue to generate economic warmth and will provide support for the rest of the U.S. economy. Recent reductions in interest rates by the Federal Reserve have lowered the cost of construction financing and have also resulted in lower mortgage rates to homebuyers, although to a lesser extent. Projects in the Company's inventory should produce growth in revenues and profits over the next five years.

As mentioned above, interest rates and consumer confidence are driving the housing industry. Statistics indicate that both unemployment and interest rates in the Company's largest target market (the Orlando, Florida area) continue to be relatively low. In fact, according to the Orlando Business Journal, Florida continues to outpace the nation in new job creations. Governor Jeb Bush announced that for twelve straight months beginning February, 2002, the state of Florida has created positive job growth, making Florida standout in the nation. According to statistics released by the Agency for Workforce Innovation, Florida's seasonally adjusted employment rate grew by more than 89,000 in one month alone compared to the same time period in the previous year. In addition, Florida's unemployment rate is amongst the lowest in the nation.

According to the Orlando Sentinel Newspaper, Orlando continues to rank in the top five destination cities for foreign travelers in the U.S. As a result, resort home development has become a significant part of home construction in Florida. Additionally, The Crittenden Report, one of the nation's leading weekly newsletters on real estate finance reported that resort areas are expected to see continued significant population gains. These areas grew at an average rate of 14% during the 1990's. Various analysts with Amsouth Bank and Deutsche Bank have reviewed the trends of `baby boomers' during the 1990's and have concluded that a high percentage will be looking either to move up or to acquire vacation homes. Because this growth trend is fueled by retirees and `baby boomers,' the extended implication would include growth in recreational, medical, and other supporting services.

In addition to residential development and home building, the Company has a subsidiary that assists home buyers in obtaining mortgages and accessing mortgage assistance programs aimed at the Company's target markets. This subsidiary, originally established to augment the Company's sales efforts, now provides these services to the public. The Company has developed a business and marketing plan that focuses on expanding the mortgage business and the services it offers to attempt to capture a greater market share. Currently, the Company has a distinct niche in the affordable housing arena, whereby the Company takes full advantage of government down payment assistance programs. We believe that the Company has developed relationships and programs resulting in various financing opportunities for home buyers that are not readily available from the majority of mortgage brokers throughout the industry.

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

The Company had over 10 communities in various stages of acquisition and development at December 31, 2002 excluding the properties relating to NFC. In addition, the Company has scheduled to acquire other projects consisting of permitted land and land in the permitting phase which are all contingent upon financing. All current and projected projects have a total estimated revenue potential in excess of $300 million excluding the properties relating to NFC. However, this potential revenue includes land which Whitemark is under option to purchase or is current negotiations. Should Whitemark, for whatever reason, not exercise its option to purchase the land, not successfully negotiate the purchase of the property, financing becomes unavailable or sales do not meet expectations, the current estimated revenue potential could decrease dramatically.

Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. In addition, see Part II, Item 5, Market for Registrant's Common Equity and Related Stockholder Matters noting the Equity Line of Credit Agreement with Cornell

Capital Partners, L.P. and the convertible debenture as additional capital resources. Cash flow from operations was negative during 2002 and 2001 largely due to the costs of developing the infrastructure and predevelopment costs associated with numerous properties. However, this was anticipated and cash flow from homebuilding activity should increase as the home inventory begins to build and close into the subsequent years. However, the costs of litigation in relation to the effective rescission of NFC acquisition were not anticipated and continued into the second quarter of 2003. All of the $16,300,000 of current presale backlog, is projected to be generated in fiscal years 2003 and 2004.

Currently, the Company is still in the process of attempting to obtain financing on several projects. If financing for these projects is not obtained within the required time frame, it may be necessary to liquidate assets in order to protect other Company assets which are income producing. Based on these factors, it is likely that the Company will liquidate certain assets if financing arrangements can not be completed.

On December 31, 2002, the Company had outstanding borrowings of approximately $58,874,000. This is an increase from December 31, 2001 of approximately $4,521,000 as a result of additional borrowings for land acquisition and development less payments made on outstanding loans. In addition, many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender. The Company's objective is to either pre-sell the properties to the point where construction can begin or to sell the property for a profit prior to the note's coming due. Of the approximate $59 million in outstanding borrowings at December 31, 2002, approximately $43 million of this debt will no longer be a liability or responsibility of the Company subsequent to April 18, 2003 as a direct result of the effective rescission of the NFC acquisition (see Part I, Item 3, Legal Proceedings for further detail).

The Company currently finances its projects with project specific acquisition, development and construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. There is no expectation that this financing arrangement will not be available in the foreseeable future; however the size and nature of a project may make securing certain project financing very difficult or unobtainable. The Company requires funds generated from operations and expected borrowing availability from the private and public market to fund the Company's working capital requirements. Therefore, we will need to raise additional capital to fund our anticipated operating expenses and future expansion. Should the Company become unable to secure financing, the Company may be adversely affected.

Results of Operations for the year ending December 31, 2002

Revenues: Whitemark's revenues from home sales for the year ended December 31, 2002 increased from $11,358,132 to $14,877,276 when compared with the same period of 2001. This is an increase of $3,519,144 or 31%. The number of homes delivered, excluding lot sales by NFC, for the year ended December 31, 2002 was 78 units with an average selling price per home of $151,250. Management believes that the small number of homes sold is partially created by a restriction in Whitemark's available lot inventory as certain development projects were reaching maturity during fourth quarter 2001 and new lot inventory was only beginning. Whitemark is now positioned to benefit from the acquisition and development of raw land. Management also believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

Gross Profit: Gross profit for the year ended December 31, 2002 was $2,483,477 or 17%, as compared to $2,937,737 or 26% for the year ended December 31, 2001. The costs of homes sold during 2002 increased $3,973,404 to $12,393,799 when compared with the same period in 2001. This is primarily due to the related increase in home deliveries and higher average selling prices. Although the cost of homes is directly attributable to the product mix, Whitemark operates with several internal control processes, which help to ensure that projected gross profit margins are maintained and quality control standards are met. A contributing factor to the decrease in gross profit margin from 2001 to 2002 was the NFC Group achieving a significantly higher gross profit margin in 2001 as a result of certain real estate sales activities which were not reoccurring in 2002.

Expenses: Selling, general and administrative expenses increased to $4,131,251 for the year ending December 31, 2002, which is an increase of $2,080,761 or 101% from $2,050,490 for the year ended December 31, 2001. The increase in operating expenses for the current period was principally a result of the selling, general and administrative costs associated with the acquisition of NFC. In addition, the Company incurred significant one time costs in 2002 relating to consulting, legal and accounting services. These one time costs were primarily associated with continued costs related to the acquisition of NFC and the merger of NFC operations, as well as costs associated with the exploration of potential projects.

Loss From Operations: The loss from operations for the year ended December 31, 2002 was $1,647,774 compared to income from operations of $887,247 for the year ended December 31, 2001. The increase in loss from operations of $2,535,021 was a result of the factors discussed above.

Other Expenses: Interest expense of $420,884 was incurred for the year ended December 31, 2002 versus $475,538 in the year ended December 31, 2001, a decrease of $54,654. This decrease is primarily attributable to our current product mix and financing arrangements. Whitemark obtains construction loans and other borrowings in order to purchase land and build homes. Whitemark incurs interest charges on these borrowings, with rates varying from 4.75% to 25% per year. Interest is capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest is expensed. In addition, as a result of the effective rescission of the NFC acquisition and the terms of the Global Settlement Agreement (see Part I, Item 3, Legal Proceedings for further detail) it was necessary to record the loss on exchange and write down of land and home inventory based on the assets and liabilities which will be transferred out of the Company as of April 18, 2003. This transfer of assets and liabilities results in a one time incurrence of a non-operational expense of approximately $34.5 million for the year ended December 31 2002.

Net Loss: Net loss for the year ended December 31, 2002 was ($24,301,095) as compared to net income of $300,896 for 2001. The increase in net loss of $24,601,991 was a result of the factors discussed above.

Management's continued `retooling' of the Company, which began during the third quarter of 2001, included conducting market analysis, focus groups, review of other research projects and was aimed at producing strategic goals for the near and long term. During this process the Company increased the pace of its raw land acquisition and concentrated on the permitting, land planning and engineering aspects of preparing its raw land for development. Consequently, the Company's revenues have been increasing.

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

Where this Form 10-KSB includes "forward-looking" statements, the Company desires to take advantage of the "safe harbor" provisions of the Act. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. Forward-looking statements reflect the Company's current views with respect to future events and financial performance and are not guarantees of future performance. The Company has no specific intention to update these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks and uncertainties include economic conditions such as home mortgage interest rates, shortages of materials and labor, weather conditions, competition with other builders, regulatory requirements, and other such matters as may be discussed in this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

ITEM 6a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT BUSINESS AND MARKET RISK

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

Home Funding, Inc., the Company's wholly owned mortgage subsidiary, originates and brokers residential mortgage loans and sells them in the residential mortgage market. During the year ended December 31, 2002, Home Funding closed on approximately $19 million in mortgage loans. The Company attempts to minimize the market risk and impact of changing mortgage interest rates by selling loans within a short period of time after origination or through other means of contractual protection. Although these mortgage loan portfolios are subject to interest rate risks, the Company does not believe that its mortgage business is subject to risk of losses resulting from changes in the home mortgage market that could materially impact the Company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements beginning on page F-1 immediately following the signature page of this Form 10-KSB.

ITEM 7a. SELECTED FINANCIAL DATA

                                       Years Ended December 31
                        2002         2001        2000         1999       1998
                    -----------  ----------- -----------  ----------- ----------
Operating revenues $ 14,877,276  $11,358,132 $12,161,679  $13,395,922 $6,751,948
Net income/(loss)  $(24,301,095) $   300,896 $  (684,235) $   401,129 $  121,072
Net income/(loss)
   per share       $      (1.57) $       .03 $      (.13) $       .15 $      .05
Total assets       $ 61,990,298  $86,907,004 $ 8,855,035  $ 8,487,887 $9,534,188
Long term debt                -            -           -            -          -




ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

There are no disagreements between the Company and its auditor Beemer, Pricher, Kuehnhackl & Heidbrink, P.A. on accounting and financial disclosure.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Board of Directors of the Company (the `Board') presently consists of five members. Each director is elected at the annual meeting of shareholders to hold office until the next annual meeting of shareholders and until his/her successor has been elected and qualified. Currently serving as directors are: Larry White, Mitchell Gordon, Scott D. Clark, Hugh W. Harling, Jr., and Karen Lee. The following table sets forth information concerning the persons currently serving as directors of the Company.

                                                          Date First
                                    Position With           Elected
       Name             Age          the Company          as Director
---------------------   ---     ------------------------  ----------
  Larry White            54     Chairman of the Board        2000
                                   and President
  Mitchell Gordon        37            Director              2002
  Scott D. Clark         47            Director              2000
  Hugh W. Harling, Jr.   58            Director              2000
  Karen Lee              43            Director              1989

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

                                      Date First
                                     Position With          Elected
         Name           Age          the Company          as Officer
---------------------   ---     ------------------------  ----------
  Larry White            54      Chairman of the Board       2000
                                  and President
  Mitchell R. Gordon     37      Chief Financial Officer     2002
                               and Vice President
  Scott D. Clark         47      Secretary/Treasurer         2000
  William Rigsby         43          Vice President          2000

There are no family relationships between the Company's officers and directors. The following is a brief description of the background of the directors and executive officers of Whitemark.

Larry White (President and Chairman of the Board): Larry White graduated from Lamar University with a BBA in accounting in May 1972. Mr. White began his career as a Certified Public Accountant with Arthur Anderson & Company in Houston, Texas. His responsibilities as a senior auditor gave him excellent experience in the importance of `cash flow management' and overall `bottom line' results. His accounting and auditing experience exposed him to a variety of companies, from small private corporations to large publicly traded Fortune 500 companies. Since 1976, Mr. White has been in the real estate business. His real estate career began with Harris Development Corporation in Houston, Texas. As executive vice president, he was responsible for product development, construction and marketing of apartments, condominiums, town homes, single family homes and subdivision development. This division generated over $20 million in annual revenues. Some of the developments were syndicated via limited partnerships of which Mr. White was responsible for the negotiations and financing related thereto. Prior to forming Whitemark, Mr. White was vice president of Woodlands Commercial Development Corp. and general manager of Hometown Builders in Houston, Texas. He was responsible for creating and operating a construction/development company as a subsidiary of The Woodlands Corporation (a nationally recognized 25,000 acre master planned `new town' community). This company developed apartments, town homes, condominiums, patio and single family detached housing. Annual revenues were between $15-$25 million with Mr. White's responsibilities including feasibility, market studies and land planning. From 1985 to the present Mr. White has been the president of Whitemark. Mr. White's overall responsibilities include land acquisition and development, financing, home construction, marketing and sales. He is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

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

Hugh W. Harling Jr. (Director): Hugh W. Harling, Jr., P.E., is the founder and owner of an engineering firm in Central Florida integrating Civil Engineering, Land Planning and Surveying since June 1980. Prior to forming his own firm, he served as Regional Manager of a large local consulting engineering and planning firm, where he managed the firm's expanding operations in surveying, land planning, civil and environmental engineering design. He graduated from the University of Florida with a Civil Engineering degree and obtained a Master of Business administration from Florida State University. Mr. Harling's expertise is land development, comprehensive planning, and utilities and drainage sanitary engineering. Mr. Harling is a board member of the Mid-Florida Home Builders association, former mayor of Altamonte Springs, Florida, member of the Underground Utilities Examining Board, past president of the Florida Planning and Zoning Association, and a member of the National and American Society of Civil Engineers. He was elected as a Director in 2000.

Karen Lee (Director): Karen Lee graduated with high honors from Cisco Junior College. She administers the operation of Whitemark's offices in Springtown, Texas, does much of the research and writing for filing of Securities and Exchange Commission documents, and performs transfer agent duties and stockholder record keeping for Whitemark. She is a member of the Southwest Securities Transfer Association, Inc. Ms. Lee has been employed by Whitemark for the past 23 years.

William Rigsby (Vice President): William Rigsby graduated from Lamar University in Beaumont, Texas, in 1982. He earned a BS degree in industrial engineering with postgraduate work including engineering administration, applications of basic management theory in the engineering environment, computer aided design, and manufacturing analysis. His academic achievements placed Mr. Rigsby on the Dean's List as well as the Alpha Pi Mu National Engineering Honor Society. He began his career in 1978 as the production and design manager for Beaumont Homeowners Construction Co. in Beaumont, Texas. He was responsible for job scheduling, warehousing, bid preparation and materials procurement. Mr. Rigsby served as purchasing manager for the Woodlands Development Corporation, DBA Hometown Builders (a division of Mitchell Energy & Development) and as a senior construction supervisor for Friendswood Development Corp., DBA Village Builders (a division of Exxon Co. USA). His tenure with the two companies gives Mr. Rigsby extensive experience in implementing efficient purchasing procedures, personnel management and computerized contracting systems. Mr. Rigsby has an excellent history of delivering housing units on schedule and at or below budget/proforma targets resulting in him being a recipient of the "Golden Nail" award. Mr. Rigsby has worked for Whitemark for the past fourteen years. As vice president and operations manager of Whitemark, Mr. Rigsby's responsibilities include construction management, purchasing, and estimating for all land development and residential construction. His education and experience in engineering brings a high degree of discipline in the areas of critical path scheduling, materials usage and individual time studies for on site and office tasks. He develops and maintains purchasing and estimating systems. Mr. Rigsby is a state certified general contractor, a member of the Mid Florida Home Builders Association and American Institute of Industrial Engineers. He was first elected as Vice-President in 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers and persons holding more than 10% of the Company's common stock must report their initial ownership of the common stock and any changes in that ownership in reports which must be filed with the SEC and the Company. The SEC has designated specific deadlines for these reports and the Company must identify those persons who did not file these reports when due. Based solely on a review of reports filed with the Company, two persons did not file all reports on time regarding transactions in the Company's securities required to be filed for 2002 by Section 16(a) under the Securities Exchange Act of 1934. Hugh W. Harling, Jr. and William Rigsby each filed one late report representing one transaction per person. Though the required reports were not filed timely, they were filed; accordingly, there is no failure to file the required reports.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's chief executive officers and vice presidents for the past two fiscal years. There is no other compensation to other officers or employees that would require disclosure under this item.

  Name and                         Salary Cash     Bonus Cash      Other
Principal Position          Year   Compensation   Compensation Compensation**
-----------------------     ----  -------------   ------------ ------------
  Larry White, CEO          2001     168,000         113,154          5,040
                            2002     195,000                          2,520

  Mitchell Gordon, CFO      2001         -               -              -
  (started 4/02)            2002      68,889             -              -

  William Rigsby, VP        2001     120,875           3,000          3,440
                            2002     125,000                          1,875

  Larry Wayne Adkinson      2001   $  78,000*      $   3,000*     $  10,145*
  (started 11/01)           2002      78,000           3,249          8,060

* The amounts presented reflect salary received for the entire year.

** Other compensation includes a vehicle allowance and contributions to a "SIMPLE" retirement plan.

Director Compensation

Based on a $1,500 fee per face to face meeting, the Company paid a $1,500 fee to each director during 2000. During 2001 three directors were paid $3,000 each and two directors were paid $1,500 each. In addition, 300 restricted common shares were issued to directors during 2000, and 2,000 restricted common shares were issued to directors during 2001.

During 2002 fees for directors were set at $1,500 and 150 restricted shares per face to face meeting. Several directors chose to take cash in lieu of stock and therefore, $1,950 was paid to four directors while one director received $1,500 and 150 shares. The shares have not been issued to date.

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

Based on the committee's review, an employment agreement dated January 2002 was executed between Larry White and the Company. The three-year contract calls for a salary of $250,000 per year, plus an annual bonus equal to 10% of the Company's net income. The bonus is subject to a cap of 200 percent of the base salary amount. The agreement also entitles Larry White an option to purchase 1,000,000 shares of restricted common stock at the value of the stock on January 2, 2002 ($1.10 per share). These options also expire January 2, 2012.

Based on the committee's review, an employment agreement dated April 8, 2002 was executed between Mitchell Gordon and the Company. The three-year contract calls for a salary of $100,000 per year, plus an annual bonus equal to 1% of the Company's net income. The bonus is subject to a cap of 200 percent of the base salary amount. On the first anniversary date of this agreement additional deferred compensation of $42,000 will also be paid. The agreement also entitles Mr. Gordon options to purchase 450,000 shares of restricted common stock, 100,000 shares at $1.84 per share, and 350,000 at prices to be determined as Whitemark reaches certain market capitalization amounts. These options also expire April 8, 2013.

An employment agreement with key employee, Michael Adkinson, was a part of the NFC acquisition and was in effect on December 31, 2002. However, the Company has recently settled a lawsuit with Mr. Adkinson which has effectively terminated his employment agreement effective April 18, 2003 (see Part I, Item 3, Legal Proceedings for further information). The agreement had required that Mr. Adkinson be employed for five years beginning October, 2001 as general manager of the subsidiary company, NFC. The agreement also stipulated a salary for Mr. Adkinson in the amount of $182,000 per year. In addition, Mr. Adkinson would have been eligible to earn a bonus equal to 30% of the net profits from certain ongoing real estate development opportunities that were listed in an exhibit to the acquisition agreement.

The Company currently has the following outstanding warrants. Edward E. Browning and William D. Rigsby are holding warrants that may be exercised to purchase 100,000 restricted shares each at $1.10 per share anytime prior to January 2, 2006.

In April 2002, the Company filed an S-8 registration statement registering 500,000 common shares for a Stock Compensation Plan recommended by the committee and adopted by the Board. The Plan allows for directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors. The Plan allows these service providers to acquire proprietary interests in the Company in exchange for their services. These interests provide incentives for high levels of service. During 2002, 140,000 shares were issued under the Stock Compensation Plan in payment for services rendered.

Set forth below is comparative data which compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock against the cumulative total return of a peer company in the same line of business. Since the Company was listed on the "Pink Sheets" for part of the year (see Part II, Item 5, Market for Common Equity and Related Stockholder Matters for further information), there was no published index on this market for comparison. In addition, it should be noted that the shareholder return on the Company's common stock from 1997 through the beginning of 2000 represented return on an investment in the Company's previous energy-related business. The graph assumes that the value of the investment in the Corporation's Common Stock and the peer company was $100 at December 31, 1996. WTMK's numbers reflect a 2-for-1 forward stock split in 2000.


                          [BAR CHART GRAPHICS OMITTED]

     Comparison of Five-Year Cumulative Total Return for Fiscal Years Ended
                                   December 31

                    1997       1998       1999       2000       2001       2002
                    ----       ----       ----       ----       ----       ----
WTMK Stock          $100       $66        $17        $18        $19        $5

Peer Stock in
Same Industry       $100       $50        $220       $85        $109       $90*
(Century Builders
 Group Inc.)

* Century Builders was acquired and taken private during calendar year 2002. The Company no longer exists as a publicly held company, but the total return calculated for fiscal year 2002 takes into consideration the purchase price of the stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company's common stock as of March 31, 2003 with respect to (1) each person known by the Company to own beneficially more than 5% of the Company's common stock, (2) each of the Company's directors, and (3) all directors and officers of the Company as a group. The title of class is common stock, $.001 par value.

                                 # of Shares
    Name and Address             Beneficially          Percent of
     of Stockholder                  Owned               Class
-------------------------        ------------         -----------
 Larry and Patricia White          5,169,120              30.26%*
 1437 Chippewa Lane
 Geneva, FL   32732

 Mitchell Gordon                           0                  0%
 7938 Westminster Abbey Blvd.
 Orlando, FL  32835

 Scott D. Clark                       65,300                .38%
 655 W. Morse Blvd., Ste. 212
 Winter Park, FL   32789
 Hugh W. Harling, Jr.                 12,900                .08%
 746 Florida Blvd.
 Altamonte Springs, FL   32701

 Karen Lee                            22,208                .13%
 104 Fossil Court
 Springtown, Texas  76082

 William Rigsby                      295,000               1.73%
 2958 Division Street
 Oviedo, FL   32765

All directors and officers as      5,564,528              32.58%
      group (6 persons)

 Chad Adkinson                       100,000                .59%*
 814 Site C-6 Road
 Freeport, FL   32439

 Wayne Adkinson                      100,000                .59%*
 20874 US Hwy. 331
 Freeport, FL   32439

 Mike Adkinson                     4,300,000              25.17%*
 502 Greenway Cove
 Niceville, FL   32578

Note: The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them, with the exception of those marked with an asterisk (see next paragraph).

* A voting agreement exists among Larry and Patricia White, Wayne Adkinson, Chad Adkinson and Mike Adkinson whereby all 9,669,120 shares (56.61%) are voted the same. The voting agreement provides that for a period of three years commencing November 7, 2001 Larry White has the power to direct the voting of the shares of Whitemark's common stock held by each of the Adkinsons in the same manner that Larry White votes his shares. Pursuant to the Global Settlement Agreement, Mike Adkinson, Chad Adkinson and Wayne Adkinson will transfer their shares back to the Company.

Changes in Control

No changes in control occurred during 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a description of significant relationships and related transactions between the Company and management during the year ended December 31, 2002.

The Company has borrowed funds from officers, directors and from a senior manager for the development of projects. Some of these loans are due as homes are sold. Others are due upon arrangement of other financing or on sale of the project. The balances at December 31, 2002 totaled $12,570,095.

The Company is due amounts from related parties for various costs incurred with regard to properties owned by these related parties in anticipation of further development of these properties by the Company. Such amounts are generally recouped as the projects get underway.

The Company moved its offices to a building owned by the President of the Company in 2000. Lease obligations for this building are approximately $6,200 monthly through December 2005.

ITEM 13. CONTROLS AND PROCEDURES

1.   Quarterly evaluation of Disclosure Controls and Internal Controls

Within the 90 days prior to the date of the annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its `disclosure controls and procedures' (Disclosure Controls), and its `internal controls and procedures for financial reporting' (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our President (who performs all of the functions typically associated with a Chief Executive Officer) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the President and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

2.   President and CFO Certifications

Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the President and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

3.   Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the President and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

4.   Limitations on the Effectiveness of Controls

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

5.   Scope of the Controls Evaluation

The President/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any `significant deficiencies' or `material weaknesses' in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the President and CFO require that the President and CFO disclose that information to our Board and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, `significant deficiencies' are referred to as `reportable conditions'; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A `material weakness' is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the President and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon the Controls Evaluation, our President and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the President and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference:

     (a) Financial Statements - The following information has been included in response to Item 9.

                                                                         Page
            -  Report of Independent Certified Public Accountants         F-2
            -  Consolidated Balance Sheets                                F-3
            -  Consolidated Statements of Operations                      F-4
            -  Consolidated Statements of Stockholders' Equity            F-5
            -  Consolidated Statements of Cash Flows                      F-6
            -  Notes to Consolidated Financial Statements                 F-7

     (b) Exhibits - The following Exhibits are furnished as a part of this report:

3.1 Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000(incorporated by reference)
3.2      By-Laws previously filed with the SEC (incorporated by reference)
10.1 Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)
10.2 Global Settlement Agreement filed as a part of 8-K on April 29, 2003, (incorporated by reference)
21.1     Subsidiaries of registrant (filed with this Form 10-KSB)
23.1 Consent of Beemer, Pricher, Kuehnhackl & Heidbrink, P.A. (filed with this Form 10-KSB)
99.1,    Certification(s) of the President (filed with this Form 10-KSB)
99.2
99.3,    Certification(s) of the Chief Financial Officer (filed with this
99.4     Form 10-KSB)

     (c) Reports on Form 8-K

         November 23, 2001:  Form 8-K, Acquisition of North Florida Consulting,
                             Inc.
         January 23, 2002:   Form 8-K, Amendment for the acquisition of North
                             Florida Consulting, Inc.
         July 22, 2002:      Form 8-K, Exhibit for analyst meeting in accordance
                             with Regulation F-D.

         April 29, 2003      Form 8-K, Announcing the Global Settlement
                             Agreement

         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WHITEMARK HOMES, INC.


May 19, 2003              By:  /s/ KENNETH "LARRY" WHITE
                               ---------------------------------
                                Kenneth "Larry" White, President


May 19, 2003              By:  /s/ MITCHELL R. GORDON
                               --------------------------------------------
                                Mitchell R. Gordon, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature              Title                         Date


 /s/ LARRY WHITE              Chairman of the Board         May 19, 2003
--------------------------    and President
Larry White



 /s/ MITCHELL GORDON          Chief Financial Officer       May 19, 2003
--------------------------
Mitchell Gordon



 /s/ SCOTT D. CLARK           Director                      May 19, 2003
--------------------------
Scott D. Clark



 /s/ HUGH W. HARLING, JR.     Director                      May 19, 2003
--------------------------
Hugh W. Harling, Jr.



 /s/ KAREN LEE                Director                      May 19, 2003
--------------------------
Karen Lee

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page

    Independent Auditors' Report    .     .     .     .     .     .     .   2

    Consolidated Balance Sheets as of December 31, 2002 and 2001  .     .   3

    Consolidated Statements of Operations for the years ended
              December 31, 2002 and 2001  .     .     .     .     .     .   4

    Consolidated Statements of Stockholders' Equity for the
              years ended December 31, 2002 and 2001  .     .     .     .   5

    Consolidated Statements of Cash Flows for the years ended
              December 31, 2002 and 2001  .     .     .     .     .     .   6

    Notes to Consolidated Financial Statements  .     .     .     .     .   7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
     Whitemark Homes, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheets of Whitemark Homes, Inc. (a Colorado corporation) and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitemark Homes, Inc. and subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





/s/ BEEMER, PRICHER, KUEHNHACKL & HEIDBRINK, P.A.
Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

Winter Park, Florida
February 28, 2003 (except Note 16 as to which the
Date is April 18, 2003)

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2002 and 2001


                                                   2002              2001
                                                -----------       -----------
ASSETS
  Land and home inventory                       $58,901,837       $81,799,980
  Cash                                              205,198           605,825
  Accounts receivable                               447,480         1,257,529
  Prepaid expense                                   108,610            77,335
  Notes receivable                                  264,775           524,139
  Note receivable - related party                   347,916           162,746
  Other assets                                    1,714,482         2,479,450
                                                -----------       -----------
  TOTAL ASSETS                                  $61,990,298       $86,907,004
                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable                                 $46,304,166       $35,373,066
  Notes payable - related party                  12,570,095        18,979,786
  Accounts payable                                2,453,570         1,694,200
  Accrued expenses                                1,527,264           837,738
  Deferred tax liability                                  -        12,108,000
                                                -----------       -----------
            Total Liabilities                    62,855,095        68,992,790
                                                -----------       -----------

Commitments and Contingencies

Stockholders' Equity(Deficit)
  Common stock ($.001 par value, 100,000,000
    shares authorized, 16,950,998 and
    13,402,272 shares issued and
    outstanding, respectively)                       16,951            13,402
  Additional paid in capital                     23,414,702        17,896,167
  Retained earnings/(deficit)                   (24,296,450)            4,645
                                                -----------       -----------
       Total Stockholders' Equity(Deficit)         (864,797)       17,914,214
                                                -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $61,990,298       $86,907,004
                                                ===========       ===========



The accompanying notes are an integral part of these financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2002 and 2001



                                             2002                2001
                                         -----------         -----------
Sales                                    $14,877,276         $11,358,132

Cost of sales                             12,393,799           8,420,395
                                         -----------         -----------
  Gross profit                             2,483,477           2,937,737

Selling, general and
   administrative expenses                 4,131,251           2,050,490
                                         -----------         -----------
    Income(loss) from Operations          (1,647,774)            887,247

Other Income/(Expense)
  Equity in income/(loss) of
    equity method investee                         -                 905
  Loss on exchange and write
    down of land and home
    inventory items (Note 2)             (34,469,982)                 -
  Interest expense                          (420,884)           (475,538)
  Miscellaneous expense                      (25,455)                 -
                                         -----------         -----------
Income/(loss) before income taxes        (36,564,095)            412,614

  Income tax expense(benefit)            (12,263,000)            111,718
                                         -----------         -----------
   Net Income/(Loss)                    $(24,301,095)        $   300,896
                                         ===========         ===========

Net income/(loss) per common share       $     (1.57)        $      0.03
                                         ===========         ===========
Weighted average shares outstanding -
  basic and diluted                       15,478,963           8,976,549
                                         ===========         ===========



The accompanying notes are an integral part of these financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2002 and 2001

                                                         Additional     Retained
                                      Common Stock        Paid In       Earnings
                                   Shares     Amount      Capital       (Deficit)       Total
                                 ----------  -------    -----------   ------------- --------------
Balances at December 31, 2000     8,174,791  $ 8,175    $ 1,856,919   $   (296,251)  $ 1,568,843

Stock issued under DRP program       30,599       31         40,508              -        40,539
Stock issued under S-8
  registration                       75,495       75        102,415              -       102,490
Restricted stock issued for
 acquisition of the NFC group     5,000,000    5,000     15,816,284              -    15,821,284
Restricted stock issued for
  services                          121,387      121         80,041              -        80,162
Net Income                                -        -              -        300,896       300,896
                                 ----------  -------    -----------   ------------- --------------
Balances at December 31, 2001    13,402,272  $13,402    $17,896,167   $      4,645   $17,914,214

Stock issued under DRP program       49,641       50         68,001              -        68,051
Stock issued under S-8
  registration                      140,000      140        299,860              -       300,000
Restricted stock issued for
  debt reduction                  2,181,466    2,181      3,947,255              -     3,949,436
Restricted stock issued for
  services                        1,177,619    1,178      1,203,419              -     1,204,597
Net loss                                                              $(24,301,095)  $(24,301,095)
                                 ----------  -------    -----------   ------------- --------------
Balances at December 31, 2002    16,950,998  $16,951    $23,414,702   $(24,296,450)  $   (864,797)
                                 ==========  =======    ===========   ============= ==============



The accompanying notes are an integral part of these financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001


                                                 2002            2001
                                             ------------    -------------
Cash Flows from Operating Activities:
  Net income/(loss)                          $(24,301,095)   $    300,896
  Adjustments to reconcile net income/
     (loss) to net cash flows used for
     operating activities:
         Depreciation and amortization            117,594          33,982
         Deferred income tax benefit          (12,108,000)        (24,638)
     Loss on exchange and write down of
         land and home inventory               34,469,982               -
     Services acquired with stock                 454,597         182,652
     Interest paid with stock                      30,436               -
     Equity in income of equity method
         investee                                       -            (905)
  Changes in operating assets and
   liabilities:
     Land and home inventory                   (2,751,424)     (4,798,325)
     Accounts receivable                       (1,012,814)        511,254
     Prepaid expenses                             (31,275)         21,079
     Other assets                                 258,710        (590,208)
     Accounts payable                             911,445         215,265
     Accrued expenses                             689,526         768,863
                                             ------------    -------------
Net cash used for operating
     activities                                (3,272,318)     (3,380,085)

Cash Flows from Investing Activities:
  Investment in notes receivable                  (17,008)        603,839
  Purchases of property and equipment             (33,803)        (44,445)
                                             ------------    -------------
Net cash provided/(used) by investing
  activities                                      (50,811)        559,394

Cash Flows from Financing Activities:
  Proceeds from notes payable                   6,233,460      15,661,693
  Repayment of notes payable                   (3,379,009)    (12,080,264)
  Proceeds from stock issuance                     68,051          40,539
  Costs of acquisitions, net of cash
    received                                            -        (382,646)
                                             ------------    -------------
Net cash provided by financing
   activities                                   2,922,502       3,239,322
                                             ------------    -------------
  Net increase/(decrease) in cash and
   cash equivalents                              (400,627)        418,631
Cash and cash equivalents at
   beginning of year                              605,825         187,194
                                             ------------    -------------
Cash and cash equivalents at end of year     $    205,198    $    605,825
                                             ============    =============
Supplemental Disclosures:  See Note 4

The accompanying notes are an integral part of these financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE 1:  GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development of Business

Whitemark Homes, Inc. ("the Registrant") was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. Until April 1, 2000, the Registrant was involved in the oil and gas production and services industries. In addition, on April 1, 2000, the Registrant disposed of its oil and gas industry related activities and assets and acquired Whitemark Homes, Inc. ("Whitemark Florida") along with certain related entities (the "Whitemark group") in a transaction accounted for as a reverse acquisition. Whitemark Florida changed its name to Whitemark Homes of Florida, Inc. and the Registrant changed its name to Whitemark Homes, Inc. Information for the period from April 1, 2000 through September 30, 2001 presents the consolidation of the Registrant and the Whitemark group. On October 1, 2001, the Registrant acquired North Florida Consulting, Inc. and certain related entities (the "NFC group") as an expansion of its business. Information for the period from October 1, 2001 through December 31, 2001 includes the consolidation of all of these entities (collectively "The Company").

With the acquisition of the NFC group, the Company entered into the development of high-rise residential resort properties. However, although Whitemark and NFC have completed the aforementioned acquisition, subsequent to December 31, 2002 the acquisition was effectively rescinded and the respective entities will no longer be related subsequent to the effective date of the effective rescission (see Part I, Item 3, Legal Proceedings for further detail). As a result, Whitemark will recognize impairment on the assets at December 31, 2002. Whitemark will continue to develop real estate within the state of Florida, as well as formulate a new business plan for growth and market expansion.

Current Business Summary

The Company has two primary business activities: home building and financial services. Home building is by far the most significant activity as the financial services activity functions primarily as a supporting and facilitating operation.

The Company is involved in the purchase and development of lots and the construction and sale of single-family conventional homes, primarily targeting first time buyers in the Orlando, Florida area. The Company offers homes in a price range from $75,000 to over $800,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as the design, construction, marketing, and financing of the homes. In 2002, 78 homes were delivered in 5 communities. Each community offers several different floor plans for buyers to choose from.

Sales of the Company's homes are generally made pursuant to a standard contract. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period. The Company reports an undelivered home sale as part of its backlog upon execution of the presales and sales contract, as well as receipt of the down payment. As it relates to single-family homes, revenue is recognized only upon the closing and delivery of a home to the homebuyer. The Company estimates that the average period between the execution of a purchase agreement for a home and final delivery is approximately six months. Also, at times the Company will sell land (lots) to homebuyers or other developers, at which time the revenue recognition process is the same as if the Company were selling a single-family home and is also included as part of the Company's backlog figures. The Company's backlog at December 31, 2002 and 2001 was approximately $16,300,000 and $7,200,000, respectively. However, these backlog figures are exclusive of any NFC presale information due to the aforementioned effective rescission (see
Part I, Item 3, Legal Proceedings for further detail). Reduction in backlog figures do not necessarily mean that the backlog has been converted to revenue. In addition, only a portion of the outstanding backlog will be converted to revenue within the current fiscal year. As noted previously, presale backlog can be adversely effected due to, but not limited to, the homebuyer's inability to obtain financing or condominium buyers unwilling to convert a non-binding presale contract to a binding sales contract.

The Company conducts financial service activities through a subsidiary, Home Funding, Inc., which provides mortgage financing and closing services for the home buyers. The subsidiary makes conventional, FHA-insured and VA-guaranteed mortgage loans available to qualified purchasers of its homes by assisting them in obtaining loans through local and national financial institutions. Because of the availability of the Company's financial services subsidiary and independent mortgage lenders, the Company believes that access to financing has not been a problem for most purchasers of the Company's homes. The Company minimizes the market risk and impact of changing mortgage interest rates by selling loans within a short period of time after origination or through other means of contractual protection. Although these mortgage loan portfolios are subject to interest rate risks, the Company does not believe that its mortgage business is subject to risk of losses resulting from changes in the home mortgage market that could materially impact the Company.

Summary of Significant Accounting Policies

The Company's financial statements consist of activities carried on directly and through other entities that are majority owned by the Company. This arrangement is utilized to segregate activities and limit the umbrella liability of the Company. As of December 31, 2002, The Whitemark group consists of the following entities: Whitemark Homes of Florida, Inc.; Home Funding, Inc.; Fox Glen Limited Partnership, Whitemark at Corner Lake, LLC, Whitemark at Glenbrook, LLC, Whitemark at Little Creek, LLC. The NFC group consists of wholly owned companies. The wholly owned entities are North Florida Consulting, Inc.; Muirfield Development Corporation; Troon Development Corporation; Magnolia Landing Development, Inc.; Destin Parks, Inc.; Emerald Sea Development, Inc.; LPG, Inc.; Sunshine Development Group, Inc.; Sea Oat Properties, Inc.; Panhandle Development, Inc.; Emerald Beach Corporation; Alstar Development Group, Inc.; Torel, Inc.; Alstar Enterprises, LLC; Long Point Cove, LLC; Cabana Cove, LLC; and Cabana Beach Club, LLC. One half of the business and interest of Cypress Breeze, LLC is owned by The Company. The activities and assets of these entities have been combined due to common majority ownership, contractual or direct. All significant intercompany accounts and transactions have been eliminated.

The discussion and analysis of Whitemark's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an ongoing basis. In addition, estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. The results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following items represent critical accounting policies that require significant use of judgment and estimates which are used in the preparation of our financial statements.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Whitemark Homes, Inc. and its subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated. The Company's consolidated subsidiaries at December 31, 2001 and 2002 include Whitemark Homes of Florida, Inc. and its subsidiary, Home Funding, Inc., and North Florida Consulting, Inc. and its related entities.

CASH AND CASH EQUIVALENTS: The Company considers cash deposited in banks and all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

ACCOUNTS RECEIVABLE: The Company considers accounts receivable to be fully collectible; therefore, no allowance for doubtful accounts has been established.

LAND AND HOME INVENTORY: Land and home inventory is stated at the lower of cost or market value, with cost determined using the specific identification method. Costs include land purchases, purchase options, other direct project development costs, direct home construction costs, and indirect development and construction costs, including allocated salaries. Indirect costs are allocated to each residential property based on relative sales value of the home and lot. Direct costs include construction period interest. However, land options which were acquired as part of the acquisition of NFC were valued at their current market values which were substantially higher than cost (See Note 5, Land and Home Inventory for further details on valuation methodology).

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

The Company originally acquired a 40% equity interest in Golden Square Industries, Inc. ("GSI"). This equity interest was obtained as a direct result of the business combination between Golden Triangle Industries, Inc. and Whitemark Homes of Florida, Inc. However, it is the Company's intent to dissolve that equity interest before the end of fiscal year 2003.

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

CONCENTRATIONS OF CREDIT RISK: Exposure to credit risk is affected by conditions within the industry. Unfavorable economic conditions could significantly reduce the level of demand for homes in the Company's market area, although none is anticipated at the present time.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Unless otherwise specified, the Company believes the book value of its financial instruments approximates their fair value.

RECLASSIFICATION: Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 financial statement classifications.

NOTE 2:  LOSS ON EXCHANGE AND WRITE DOWN OF LAND AND HOME INVENTORY

The Company charged off significant amounts of assets during the year ended December 31, 2002. The amounts and discussion of these charges is as follows:

     Writeoff of options to purchase land                  $ 1,873,020
     Writedown of inventory to net realizable value         32,596,962
                                                           -----------
     Total loss on exchange and write down of land
         and home inventory                                $34,469,982
                                                           ===========

Options to purchase land were written off during the year ended December 31, 2002 due to the expiration of the options and management's intent not to renew or inability to renew these options.

Inventory for certain projects was written down to net realizable value due to a decrease in the value of those projects. Inventory for other projects was written off completely due to management's intent to abandon their development. For other projects, an option was previously held for the purchase of the controlling interest in the project; however, during 2002, the options expired and the related inventory was written off net of the debt and other liabilities incurred.

NOTE 3:  SIGNIFICANT TRANSACTION EFFECTING THE REGISTRANT DURING 2001

On October 1, 2001, the Company acquired North Florida Consulting, Inc. ("NFC") and its related entities (the "NFC group"). This acquisition greatly increased the Company's number of projects in process. The Company issued 5,000,000 common shares to owners of the NFC group in exchange for 100% of the outstanding shares of the common stock of these corporations under a shareholder-approved plan of acquisition. In the acquisition, the Company has recorded adjustments based on fair values to recognize its cost in the acquisition. The following table presents the summarized historical combining balances of the NFC group at October 1, 2001, as well as the fair value amounts.

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
                                               ===========       ===========

The NFC group develops, designs, and constructs residential and commercial properties. This group consists of the entities set forth in Note 1, General Information and Summary of Significant Accounting Policies.

NOTE 4:  SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                    2002          2001
                                                 ----------    ----------
  Cash paid for interest                         $2,646,551    $1,328,855

Non-cash Investing and Financing Activity:
  Interest on notes payable capitalized
     into land and home inventory                $5,428,591    $1,236,289
  Restricted stock issued for payment
     of notes payable                            $3,949,436            -
  Stock issued under S-8 registration            $  300,000    $  102,490
  Restricted stock issued for services           $1,204,597    $   80,162

Additionally, stock was issued for the assets and liabilities of the NFC group as described in Note 3, Significant Transaction Effecting the Registrant During 2001.

NOTE 5:  LAND AND HOME INVENTORY

Land and home inventory consists of the following at December 31, 2002 and 2001:

                                                    2002              2001
                                                -----------       -----------
  Project development and construction costs    $10,289,560       $ 9,007,960
  Home construction costs                         9,204,073         6,997,302
  Options to purchase land                               -          5,243,712
  Land cost                                      32,354,547        46,379,200
  Cost in excess of fair market value of
      assets acquired                             7,053,657        14,171,806
                                                -----------       -----------
                                                $58,901,837       $81,799,980
                                                ===========       ===========

Cost in excess of fair market value of assets acquired solely represent the acquisition price allocated to the NFC Group as described in Note 3, Significant Transaction Effecting the Registrant During 2001, over the fair market value of the assets acquired. These costs are included in inventory due to the fact that the sole purpose of the projects to which these costs relate is to construct residential units to be sold. The value of these assets will be reduced as the individual units of the related projects are sold and will be charged to cost of sales. However, all of the land and home inventory associated with NFC is being transferred out of the Company as per the terms of the Global Settlement Agreement (see 2002 10-KSB, Part I, Legal Proceedings for further details) and therefore, subsequent to the effective date of that Agreement, the Company will no longer have any assets with cost in excess of fair market value of the asset acquired.

NOTE 6:  EQUITY METHOD INVESTMENTS

As disclosed in Note 1, General Information and Summary of Significant Accounting Policies, a 40% equity interest was retained in GSI. Since this investment is less than 50% and the Company has no control over the activities of GSI, it is carried on the equity basis. GSI's primary assets are cash, marketable securities, receivables, and property and equipment.

During 2000, the Company borrowed $250,000 from GSI. The terms of this borrowing stipulated that the Company would give up 2% ownership in GSI at each of the specified renewal dates if the loan amount was not repaid prior to such date. At December 31, 2000, this borrowing had been renewed twice without repayment and ownership had been reduced to 36%. At December 31, 2001, the terms of this borrowing have been deemed to be usurious by management and no further reductions will be made. The Company intends to defend its position if GSI asserts otherwise.

NOTE 7:  NOTES PAYABLE

Notes payable consists of the following at December 31, 2002 and 2001:

                                                     2002             2001
                                                  -----------     -----------
Construction loans with banks and others-
     interest rates of 4.98% to 10.25% with
     interest due monthly, principal due as
     homes or properties are sold, secured
     by real estate                               $41,121,214     $32,685,376

Obligations to participation mortgage
     lenders - payments due based on cash flows
     of the Fox Glen, Glenbrook, Little Creek,
     Corner Lake, Lake Irma and Bear Gully
     projects, secured by real estate and
     partnership interests                          4,996,703       2,472,956

Other loans                                           186,249         214,734
                                                  -----------     -----------
                                                  $46,304,166     $35,373,066
                                                  ===========     ===========

Loans from related parties-interest rates
     of 4.75% to 15%, with interest due
     monthly or at payoff, depending on the
     loan terms, principal due on sale of
     lots, arrangement of other financing,        -----------     -----------
     or sale of the property                      $12,570,095     $18,979,786
                                                  ===========     ===========

The obligations to participation mortgage lenders consist of $4,996,703 and $2,472,956 of mortgage principal at December 31, 2002 and 2001, respectively.

Interest cost totaled $5,849,475 and $1,711,827 in 2002 and 2001, respectively. These amounts include capitalized interest of $5,428,591 and $1,236,289 in 2002 and 2001, respectively.

At December 31, 2002 several loans relating solely to the NFC subsidiary of Whitemark were in default. However, in the future this debt will no longer be a liability or responsibility of Whitemark as a direct result of the rescission of the NFC acquisition and in accordance with the Global Settlement Agreement (see 2002 10-KSB, Part I, Item 3, Legal Proceedings for further detail).

NOTE 8:  LEASES

The Company leases office equipment under noncancellable operating leases. The Company also leases its office building from a related party (see Note 9, Related Party Transactions for further detail). Future annual minimum rental commitments under all long-term operating leases are as follows:

                  2003       $106,966
                  2004         82,646
                  2005         74,800
                  2006          6,233
                             --------
                             $270,096
                             ========

Rent expense for 2002 and 2001 under all operating leases was $333,791 and $126,323, respectively. The Company began subleasing a portion of its corporate office building in December 2000. Future minimum sublease payments to be received are $31,824 annually for the years 2003 and 2004.

NOTE 9:  RELATED PARTY TRANSACTIONS

As presented in the balance sheet, the statement of cash flows, and Note 7, the Company has borrowed funds from officers and from directors for development projects. Some of these loans mature at various dates or as homes are sold. Others are due upon arrangement of other financing or on sale of the project. The balance due to related parties under these loans was $12,570,095 and $18,979,786 as of December 31, 2002 and 2001, respectively.

The Company is due amounts from related parties for various costs incurred with regard to properties owned by them in anticipation of further development of these properties by the Company. Such amounts are generally repaid as the projects get underway.

The Company moved its offices to a building owned by the President of the Company in 2000. Lease obligations for this building are approximately $6,200 monthly through December 2005.

Home sales in the amount of approximately $744,000 and $746,000 were made to related parties in the years ended December 31, 2002 and 2001, respectively.

NOTE 10: STOCK TRANSACTIONS

The Company issued 49,641 common shares during 2002 under its Dividend Reinvestment Plan and Stock Purchase Plan for proceeds of $68,051.

During December 2001, the Company issued 1,153,077 restricted common shares as collateral for a $1.5 million loan taken down to exercise one of the development options acquired in the acquisition of NFC. These shares were held in escrow until March 2002 when they were delivered to the lender.

During the first quarter of 2002, the Company issued 132,500 restricted common shares valued at $82,813 to consultants for services rendered.

During the second quarter of 2002, the Company issued 50,000 shares valued at $150,000 under its existing S-8 registrations and 442,017 restricted common shares valued at $775,000 to consultants for services rendered. The company also issued 1,028,389 restricted common shares as collateral on two loans in the amounts of $600,000 and $1,820,000. The share certificates were held by an escrow agent pending payment or default under the terms of the loans. In July 2002, 203,389 of these shares were delivered to the lender as payment in full of a $600,000 loan plus accrued interest. In August 2002, the remaining 825,000 shares were delivered to the lender as payment in full of a $1,820,000 loan plus accrued interest.

During the third quarter of 2002, the Company issued 90,000 shares valued at $150,000 under its existing S-8 registrations and 603,102 restricted common shares valued at $346,784 to a consultant for services rendered.

NOTE 11: STOCK COMPENSATION PLAN

In September 1998 and May 2002, the Company filed S-8 registration statements registering 200,000 and 500,000 common shares for a Stock Compensation Plan adopted by the Board. The Plan allows the directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors. The Plan allows these service providers to acquire proprietary interests in the Company in exchange for their services. These interests provide incentives for high levels of service. The Board approved the issuance of 140,000 and 75,495 S-8 shares to employees and consultants during 2002 and 2001, respectively. There are currently 361,905 registered S-8 shares still available for use through the plan.

In addition, the Board approved the issuance of 1,177,619 and 119,387 restricted common shares to employees and consultants during 2002 and 2001, respectively.

NOTE 12: RETIREMENT PLAN

The Whitemark group has established a "SIMPLE" defined contribution retirement plan which covers all electing full- time employees over age twenty-one with two years of service. The Whitemark group contributed $19,406 and $19,893 for the years ended December 31, 2002 and 2001, respectively, which represents a match of the participants' contributions up to the lesser of 3% of a participant's wages or a maximum contribution of $6,500 per participant.

NOTE 13: EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per common share (EPS) for the years ended December 31, 2002 and 2001.


                                                      2002             2001
                                                   ------------    ------------
Numerator: Net income/(loss)                     $(24,301,095)    $   300,896

Denominator: Weighted avg. shares outstanding      15,478,963       8,976,549

Earnings/(loss) per share: Basic and diluted     $      (1.57)    $      0.03

NOTE 14: INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2002 and 2001:

                                                   2002             2001
                                               -----------       -----------
  Current federal income tax expense/
    (benefit)                                 $ (3,934,000)      $   109,337
  Current state income tax expense/
    (benefit)                                     (666,000)           27,019
                                               -----------       -----------
  Current income tax expense/(benefit)          (4,600,000)          136,356
  Deferred tax expense/(benefit)                (7,663,000)          (24,638)
                                               -----------       -----------
     Total income tax expense/(benefit)       $(12,263,000)      $   111,718
                                               ===========       ===========

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The Company's deferred tax liability is due to the step up in basis of the NFC group's assets to fair value at acquisition for financial reporting purposes with no adjustment to the tax basis. The deferred tax asset is due to the recognition of equity in losses sustained in the Company's non consolidated investee and the deferred benefit from the operating loss carryforward.

Deferred tax assets and liabilities consist of the following at December 31, 2002 and 2001:

                                                   2002              2001
                                               -----------       -----------
  Deferred federal tax liability               $ 2,265,000       $10,855,518
  Deferred state tax liability                     383,000         1,277,120
                                               -----------       -----------
     Total deferred tax liabilities              2,648,000        12,132,638
                                               -----------       -----------

  Deferred federal tax asset                     3,822,000            22,202
  Deferred state tax asset                         647,000             2,436
  Less valuation allowance                      (1,821,000)               -
                                               -----------       -----------
     Total deferred tax assets                   2,648,000            24,638
                                               -----------       -----------
  Net deferred tax liability                   $         -       $12,108,000
                                               ===========       ===========

The Company has a net operating loss carryforward of approximately $9,070,000 available to offset future taxable income which expires in 2023. A valuation allowance has been established to eliminate the potential deferred tax benefit in future years from the utilization of this net operating loss carryforward due to the uncertainty of the possible future tax consequences of the issuance and subsequent redemption of the Company's common stock (see 2002 10-KSB, Part I, Item 3, Legal Proceedings for further detail).

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

                                                    2002             2001
                                               -------------      ----------
  Tax expense/(benefit)computed at
     U.S. statutory rates                      $(12,476,000)      $ 140,289
  Increases(decreases) in taxes
  resulting from:
     Net operating loss carryforward                      -         (17,527)
     Non deductible equity in unconsolidated
       subsidiary                                    14,000          12,918
     State income taxes (net of federal taxes)      205,000          (9,186)
     Tax refunds                                          -         (18,644)
     Other                                            6,000           3,868
                                               -------------      ----------
  Provision for income tax expense/
    (benefit)                                  $(12,263,000)      $ 111,718
                                               =============      ==========

NOTE 15: SELECTED FAIR VALUE INFORMATION (unaudited)

The following supplementary information regarding the fair value of land and home inventory is presented for additional analysis. The following properties are the remaining properties of the Company subsequent to April 18, 2003 resulting from the Global Settlement Agreement(see 2002 10-KSB, Part I, Item 3, Legal Proceedings for further detail):

                          Appraised       Market                  Excess Market
      Project              Value(1)      Value(2)      Cost(3)   Value Over Cost
      -----------------  -----------   -----------   ----------- ---------------
      Glenbrook          $ 8,400,000   $ 9,990,000   $ 4,952,000   $ 5,038,000
      Little Creek         3,600,000     7,853,000     2,400,000     5,453,000
      Country Lake         5,200,000     5,796,000     3,700,000     2,096,000
      Bear Gully Forest    2,400,000     8,400,000     5,700,000     2,700,000
      Lake Irma            3,300,000     3,650,000     2,600,000     1,050,000
      -----------------  -----------   -----------   -----------   -----------
                  TOTAL  $22,900,000   $35,689,000   $19,352,000   $16,337,000
                         ===========   ===========   ===========   ===========

(1) Value based on the most recent appraisals available which have been compiled by independent third parties.

(2) Value based on selling property in its current state on a per lot basis to other builders or homebuyers. Values were calculated based on fully developed lots and current market conditions.

(3) Cost is based on the current debt associated with the particular project. However, this amount does not take into consideration any additional profit participation which may be due certain lenders/investors at the end of a project or upon sale of the property.

NOTE 16: SUBSEQUENT EVENTS

On April 18, 2003 the acquisition of NFC was effectively rescinded and the respective entities will no longer be related to the Company subsequent to the effective date of the Global Settlement Agreement (see 2002 10-KSB, Part I, Item 3, Legal Proceedings for further detail).