Form 10QSB
period 2003-03-31
WHITEMARK HOMES INC
filed 2003-05-20
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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


     There were 17,081,477 shares, Common Stock, $.001 Par Value as of March 31, 2003.

                              WHITEMARK HOMES, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                         Page
                                                                         ----
Part I.   Financial Information

     Item 1.   Condensed Consolidated Financial Statements    .        .   3

     Item 2.   Management's Discussion and Analysis  .        .        .   10

     Item 3.   Controls and Procedures      .        .        .        .   14


Part II:  Other information

     Item 1:   Legal Proceedings    .       .        .        .        .   16

     Item 2:   Changes in Securities and Use of Proceeds      .        .   20

     Item 4:   Submission of Matters to a Vote of the Security
               Holders     .        .       .        .        .        .   20

     Item 5:   Other Information.   .       .        .        .        .   20

     Item 6:   Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K    .        .        .        .   20
               Signatures. .        .       .        .        .        .   27

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                              As of March 31, 2003
                                   (Unaudited)





                                     ASSETS

Land and home inventory                                $63,313,528
Cash                                                       257,334
Accounts receivable                                      1,493,113
Prepaid expense                                            108,051
Other assets                                             1,727,881
                                                       -----------

TOTAL ASSETS                                           $66,899,907
                                                       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                       $61,680,566
   Accounts payable                                      3,975,197
   Accrued expenses                                      1,999,332
                                                       -----------
        Total Liabilities                               67,655,095
                                                       -----------

Stockholders' Equity (Deficit)
  Common stock ($.001 par value, 100,000,000
   shares authorized, 17,081,477 shares
   outstanding                                              17,082
  Additional paid in capital                            23,506,285
  Retained (deficit)                                   (24,278,555)
                                                       -----------
     Total Stockholders' Equity (Deficit)                 (755,188)
                                                       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $66,899,907
                                                       ===========


See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                      2003           2002
                                                   -----------    -----------
REVENUES:
   Sales                                          $ 4,196,596    $ 3,110,489

   Cost of sales                                    2,869,996      2,304,630
                                                  -----------    -----------
GROSS PROFIT                                        1,326,600        805,859


Selling, general, and administrative expenses         986,594        777,130
                                                  -----------    -----------
INCOME FROM OPERATIONS                                340,006         28,729

Other (Expenses):
   Interest expense                                  (208,738)       (80,712)
   Other expense                                     (113,373)       ( 6,876)
                                                  -----------    -----------
Income(Loss) Before Income Taxes                       17,895        (58,859)

   Provision for income taxes                               -              -
                                                  -----------    -----------

NET INCOME(LOSS)                                  $    17,895   $    (58,859)
                                                  ===========    ===========

Income(Loss) per Common Share                     $     0.001   $     (0.004)
                                                  ===========    ===========

Weighted average shares outstanding                17,008,962     13,590,808
                                                  ===========    ===========


See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                      For the Three Months Ended March 31,
                                   (Unaudited)



                                                        2003          2002
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                $    17,895    $   (58,859)
  Adjustments to reconcile net income(loss) to
  net cash provided(used) by operating activities:
    Depreciation and amortization                      33,544              -
    Services acquired with stock                       86,932              -
    Write-down of inventory                           113,373              -
 Changes in operating assets and liabilities          294,886     (2,593,349)
                                                  -----------    -----------
NET CASH PROVIDED(USED) BY OPERATING ACTIVITIES       546,630     (2,652,208)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   (4,291)          (377)
  Other investing activities                         (201,546)             -
                                                  -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES              (205,837)          (377)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                        329,062      3,249,697
   Repayments of notes payable                       (622,502)      (423,084)
   Proceeds from issuing stock                          4,783
   Termination of participation agreements                  -       (500,000)
                                                  -----------    -----------
NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES      (288,657)     2,326,613
                                                  -----------    -----------
   Increase/(Decrease) in Cash                         52,136      (325,972)

Cash at Beginning of Period                           205,198        605,825
                                                  -----------    -----------

   CASH AT END OF PERIOD                          $   257,334    $   279,853
                                                  ===========    ===========

Supplemental Disclosures
  Cash paid for interest                          $   231,517    $   130,075

  Non-cash Investing and Financing Transactions:
   Interest on notes payable capitalized as
    land and home inventory                         1,031,063        593,098
   Increase/(reduction) in note payable for
      Participating interest                         (200,000)             -
   Stock issued for land and home inventory                 -      1,500,000
   Restricted stock issued for services                86,932              -



See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

      SELECTED INFORMATION FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2003


NOTE 1:   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Whitemark Homes, Inc. (the "Company", "WTMK" or "Whitemark") and all subsidiaries in which a controlling interest is held. The Company's investments in entities in which a less than controlling interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

These financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying condensed consolidated financial statements have been made.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in the Company's financial statements for the year ended December 31, 2002 that were filed with the Securities and Exchange Commission on Form 10-KSB during May 2003. This Form, 10-QSB, and other filings by the Company are available through the Internet on the SEC's EDGAR database at www.sec.gov or from the Company upon request.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Business

Development of Business

Whitemark Homes, Inc. ("the Registrant") was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. Until April 1, 2000, the Registrant was involved in the oil and gas production and services industries. In addition, on April 1, 2000, the Registrant disposed of its oil and gas industry related activities and assets and acquired Whitemark Homes, Inc. ("Whitemark Florida") along with certain related entities (the "Whitemark group") in a transaction accounted for as a reverse acquisition. Whitemark Florida changed its name to Whitemark Homes of Florida, Inc. and the Registrant changed its name to Whitemark Homes, Inc. On October 1, 2001, the Registrant acquired North Florida Consulting, Inc. and certain related entities (the "NFC group" or "NFC") as an expansion of its business.

With the acquisition of the NFC group, the Company entered into the development of high-rise residential resort properties. However, although WTMK and NFC have completed the aforementioned acquisition, on April 18, 2003 the acquisition was effectively rescinded and the respective entities will no longer be related subsequent to the effective date of the effective rescission (see Part II, Other Information, Item 1, Legal Proceedings for further detail). As a result, Whitemark recognized impairment on these assets at December 31, 2002 which will no longer be consolidated on the Whitemark financial statements as of April 18, 2003. Whitemark will continue to develop real estate within the state of Florida, as well as formulate a new business plan for growth and market expansion.

Current Business Summary

The Company has two primary business activities: home building and financial services. Home building is by far the most significant activity as the financial services activity functions primarily as a supporting and facilitating operation.

The Company is involved in the purchase and development of lots and the construction and sale of single-family conventional homes, primarily targeting first time buyers in the Orlando, Florida area. The Company offers homes in a price range from $75,000 to over $500,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as the design, construction, marketing, and financing of the homes. During the first quarter 2003, 31 homes and/or home sites were delivered in 5 communities. Each community offers several different floor plans for buyers to choose from.

Sales of the Company's homes are generally made pursuant to a standard contract. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period. The Company reports an undelivered home sale as part of its backlog upon execution of the presales and sales contract, as well as receipt of the down payment. As it relates to single-family homes, revenue is recognized only upon the closing and delivery of a home to the homebuyer. The Company estimates that the average period between the execution of a purchase agreement for a home and final delivery is approximately six months. Also, at times the Company will sell land (lots) to homebuyers or other developers, at which time the revenue recognition process is the same as if the Company were selling a single-family home and is also included as part of the Company's backlog figures. The Company's backlog at March 31, 2003 and 2002 was approximately $17,200,000 and $15,350,000, respectively. However, these backlog figures are exclusive of any NFC presale information due to the aforementioned effective rescission (see Part II, Other Information, Item 1, Legal Proceedings for further detail). Reduction in backlog figures do not necessarily mean that the backlog has been converted to revenue. In addition, only a portion of the outstanding backlog will be converted to revenue within the current fiscal year. As noted previously, presale backlog can be adversely effected due to, but not limited to, the homebuyer's inability to obtain financing or condominium buyers unwilling to convert a non-binding presale contract to a binding sales contract.

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

Summary of Significant Accounting Policies

The Company's financial statements consist of activities carried on directly and through other entities that are majority owned by the Company. This arrangement is utilized to segregate activities and limit the umbrella liability of the Company. As of March 31, 2003, The Whitemark group consists of the following entities: Whitemark Homes of Florida, Inc.; Home Funding, Inc.; Fox Glen Limited Partnership, Whitemark at Corner Lake, LLC, Whitemark at Glenbrook, LLC, Whitemark at Little Creek, LLC. The NFC group consists of wholly owned companies. The wholly owned entities are North Florida Consulting, Inc.; Muirfield Development Corporation; Troon Development Corporation; Magnolia Landing Development, Inc.; Destin Parks, Inc.; Emerald Sea Development, Inc.; LPG, Inc.; Sunshine Development Group, Inc.; Sea Oat Properties, Inc.; Panhandle Development, Inc.; Emerald Beach Corporation; Alstar Development Group, Inc.; Torel, Inc.; Alstar Enterprises, LLC; Long Point Cove, LLC; Cabana Cove, LLC; and Cabana Beach Club, LLC. One half of the business and interest of Cypress Breeze, LLC is owned by The Company. The activities and assets of these entities have been combined due to common majority ownership, contractual or direct. All significant intercompany accounts and transactions have been eliminated.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Whitemark Homes, Inc. and its subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated. The Company's consolidated subsidiaries at March 31, 2002 and 2003 include Whitemark Homes of Florida, Inc. and its subsidiary, Home Funding, Inc., and North Florida Consulting, Inc. and its related entities.

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

NOTE 2:   EQUITY METHOD INVESTEE

As disclosed in Note 1, Basis of Presentation, a 40% equity interest was retained in GSI. Since this investment is less than 50% and the Company has no control over the activities of GSI, it is carried on the equity basis. GSI's primary assets are cash, marketable securities, receivables, and property and equipment. However, it is the Company's intent to dissolve that equity interest before the end of fiscal year 2003.
During 2000, the Company borrowed $250,000 from GSI. The terms of this borrowing stipulated that the Company would give up 2% ownership in GSI at each of the specified renewal dates if the loan amount was not repaid prior to such date. At December 31, 2000, this borrowing had been renewed twice without repayment and ownership had been reduced to 36%. At December 31, 2001, the terms of this borrowing have been deemed to be usurious by management and no further reductions will be made. The Company intends to defend its position if GSI asserts otherwise.

NOTE 3:   STOCK TRANSACTIONS

For the quarter ending March 31, 2003, the Company has issued 14,570 common shares under its Dividend Reinvestment and Stock Purchase Plan.

During the first quarter of fiscal year 2003, Whitemark issued 111,364 restricted shares of common stock to Cornell Capital Partners, LP as compensation under the terms of that certain Equity Line of Credit Agreement and corresponding Placement Agent Agreement executed on August 16, 2002.

During the first quarter of fiscal year 2003, Whitemark issued 4,545 restricted shares of common stock to Westrock Advisors, Inc. as compensation under the terms of that certain Equity Line of Credit Agreement and corresponding Placement Agent Agreement executed on August 16, 2002.

There were no other significant stock transactions for the quarter ending March 31, 2003.

NOTE 4:   SUBSEQUENT EVENTS

On April 18, 2003 the acquisition of NFC was effectively rescinded and the respective entities will no longer be related to the Company subsequent to the effective date of the Global Settlement Agreement (see Part II, Other Information, Item 1, Legal Proceedings for further detail).

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

The Company had over 10 communities in various stages of acquisition and development at March 31, 2003 excluding the properties relating to NFC. In addition, the Company has scheduled to acquire other projects consisting of permitted land and land in the permitting phase which are all contingent upon financing. All current and projected projects have a total estimated revenue potential in excess of $300 million excluding the properties relating to NFC. However, this potential revenue includes land which Whitemark is under option to purchase or is current negotiations. Should Whitemark, for whatever reason, not exercise its option to purchase the land, not successfully negotiate the purchase of the property, financing becomes unavailable or sales do not meet expectations, the current estimated revenue potential could decrease dramatically.

Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. Cash flow from operations for the three months ended March 31, 2003 was positive. This was largely due to the volume of home closings. However, cash flow is anticipated to increase as the home inventory begins to build and close into the subsequent periods. In addition, the costs of litigation in relation to the effective rescission of NFC acquisition were not anticipated and continued into the second quarter of 2003. All of the $17,200,000 of current presale backlog, is projected to be generated in fiscal years 2003 and 2004. generate revenue

Currently, the Company is still in the process of attempting to obtain financing on several projects. If financing for these projects is not obtained within the required time frame, it may be necessary to liquidate assets in order to protect other Company assets which are income producing. Based on these factors, it is likely that the Company will liquidate certain assets if financing arrangements cannot be completed.

On March 31, 2003, the Company had outstanding borrowings of approximately $61,681,000. This is an increase from December 31, 2002 of approximately $2,800,000 as a result of additional borrowings for land acquisition and development less payments made on outstanding loans. In addition, many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender. The Company's objective is to either pre-sell the properties to the point where construction can begin or to sell the property for a profit prior to the note's coming due. Of the approximate $62 million in outstanding borrowings at March 31, 2003, approximately $43 million of this debt will no longer be a liability or responsibility of the Company subsequent to April 18, 2003 as a direct result of the effective rescission of the NFC acquisition (see Part II, Other Information, Item 1, Legal Proceedings for further detail).

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

Results of Operations for the quarter ended March 31, 2003

Revenues: Whitemark's revenues from home sales for the quarter ending March 31, 2003 increased from $3,110,489 to $4,196,596 when compared with the same period of 2002. This is an increase of $1,086,107 or 35%. The number of homes delivered, excluding lot sales by NFC, for the quarter ending March 31, 2003 was 26 units with an average selling price per home of $134,667. Management believes that the small number of homes sold is partially created by a restriction in Whitemark's available lot inventory as certain development projects were reaching maturity and new lot inventory was only beginning. Whitemark is better positioned to benefit from the acquisition and development of raw land. Management also believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

Gross Profit: Gross profit for the quarter ended March 31, 2003 was $1,326,600 or 32%, as compared to $805,859 or 26% for the quarter ended March 31, 2002. The costs of homes sold during the first quarter of 2003 increased $565,366 to $2,869,996 when compared with the same period in 2002. This is primarily due to the related increase in home deliveries and higher average selling prices. Although the cost of homes is directly attributable to the product mix, Whitemark operates with several internal control processes, which help to ensure that projected gross profit margins are maintained and quality control standards are met.

Expenses: Selling, general and administrative expenses increased to $986,594 for the quarter ending March 31, 2003, which is an increase of $209,464 or 27% from $777,130 in the same period of 2002. The increase in operating expenses for the current period was principally a result of the legal and accounting services associated with the Global Settlement Agreement dated April 18, 2003 between Whitemark Homes, Inc. and North Florida Consulting, Inc. and related entities.

Income From Operations: The income from operations for the quarter ended March 31, 2003 was $340,006 compared to income of $28,729 for the quarter ended March 31, 2002. The increase in income from operations of $311,277 was a result of the factors discussed above.

Other Expenses: Interest expense of $208,738 was incurred for the quarter ended March 31, 2003 versus $80,712 in the quarter ended March 31, 2002, an increase of $128,026. This increase is primarily attributable to our current product mix and financing arrangements. Whitemark obtains construction loans and other borrowings in order to purchase land and build homes. Whitemark incurs interest charges on these borrowings, with rates varying from 4.75% to 25% per year. Interest is capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest is expensed. In addition, as a result of the effective rescission of the NFC acquisition and the terms of the Global Settlement Agreement (see Part II, Other Information, Item 1, Legal Proceedings for further detail) it was necessary to record an additional write down of inventory for costs of $113,373 incurred in the first quarter on projects written off as of December 31, 2002.

Net Income: Net income for the quarter ended March 31, 2003 was $17,895 as compared to the net loss of ($58,859) for the same period in 2002. The increase in net income of $76,754 was a result of the factors discussed above.

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

Where this Form 10-QSB includes "forward-looking" statements, the Company desires to take advantage of the "safe harbor" provisions of the Act. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. Forward-looking statements reflect the Company's current views with respect to future events and financial performance and are not guarantees of future performance. The Company has no specific intention to update these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks and uncertainties include economic conditions such as home mortgage interest rates, shortages of materials and labor, weather conditions, competition with other builders, regulatory requirements, and other such matters as may be discussed in this report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Item 3: Controls and Procedures

1.   Quarterly evaluation of Disclosure Controls and Internal Controls

Within the 90 days prior to the date of the quarterly report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its `disclosure controls and procedures' (Disclosure Controls), and its `internal controls and procedures for financial reporting' (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our President (who performs all of the functions typically associated with a Chief Executive Officer) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the President and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

4.   Limitations on the Effectiveness of Controls

The Company's management, including the President and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Dispute of Money Owed

On October 30, 2002, Heller Financial, Inc. (Heller), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement in an amount not less than $800,000. Whitemark is not disputing that money is owed to Heller but is awaiting the results of the related project's financial audit before agreeing on the final settlement amount. Heller's accountants are currently performing the financial audit of the subject project with the audit expected to be completed this year. As of March 31, 2003, Whitemark has accrued approximately $760,000 in a note payable to Heller associated with this issue and believes that any increase in claim greater than this amount should be immaterial. However, any claim greater than $760,000 as determined by the project's financial audit could be contested by Whitemark.

Acquisition or Disposition of Assets

As part of a settlement agreement entered into by Whitemark Homes, Inc. ("Whitemark Homes"), certain of its subsidiary entities, officers and directors, and William Michael Adkinson ("Michael Adkinson"), and parties and entities related to Mr. Adkinson, on April 18, 2003 (the "Global Settlement Agreement"), as more fully set forth below, Whitemark Homes has acquired certain assets and disposed of certain assets as more fully described herein. The overall result of the Global Settlement Agreement was to rescind a business relationship between Whitemark Homes and Michael Adkinson, together with related parties and entities, which was consummated in October, 2001. Until consummation of the settlement, Michael Adkinson was an employee of and significant shareholder in Whitemark Homes. The Global Settlement Agreement was negotiated in a contested, arms-length transaction, the terms of which were believed to be no more favorable than could be obtained from unrelated parties.

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

As part of the Global Settlement Agreement, Whitemark Homes will deliver to Michael Adkinson, or his designees, all real property acquired by Whitemark homes or its subsidiaries as a result of the business relationship between Whitemark Homes and Michael Adkinson commencing in October 2001. Except for limited amounts of inter-company debt, certain operating accounts payable and short term and long term debt in excess of $45 million will be transferred to Michael Adkinson or related entities and eliminated from the consolidated balance sheet of Whitemark Homes.

Other Events

Beginning on February 6, 2003, Whitemark Homes, some if its officers and directors, and some of its wholly-owned subsidiaries had been involved in related lawsuits arising from a business relationship with Michael Adkinson, Wayne Adkinson and related entities. These lawsuits are described below. On or about April 18, 2003, the parties resolved all of these disputes. The settlement terms included the voluntary dismissal of each lawsuit with prejudice with each party bearing its own fees and costs, except to the extent that Whitemark Homes has agreed to pay $15,000 of closing costs incurred as a result of the conveyances contemplated by the Global Settlement Agreement, and the disposition of certain real property and shares of subsidiary entities. A summary of each of these dismissed actions is set forth below.

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

In response to the Replevin Action, Michael Adkinson, Wayne Adkinson and Chad Adkinson filed a counterclaim on February 13, 2003, against Whitemark Homes and North Florida Consulting, and a third-party complaint against Kenneth Larry White, Mitchell Gordon, Scott D. Clark, Hugh Harling, Jr., as well as the subsidiaries of North Florida Consulting. Messrs. White and Gordon are officers and directors of Whitemark Homes and Messrs. Clark and Harling, Jr. are directors of Whitemark Homes. In the counterclaim and third-party complaint, the Adkinsons filed claims against Whitemark Homes for (1) breach of a joint venture agreement; (2) breach of a guaranty and indemnity agreement; and (3) breach of a security and funding agreement. The counterclaim and third-party complaint included a claim against Whitemark Homes and Kenneth Larry White for fraud in the inducement. The counterclaim and third-party complaint included claims against Whitemark Homes, Kenneth Larry White, Mitchell Gordon, Scott D. Clark and Hugh Harling, Jr., for (1) breach of fiduciary duties and (2) breach of implied covenant of good faith and fair dealing. The counterclaim and third-party complaint also includes claims for equitable lien and constructive trust against all of the counter-defendants and third-party defendants, seeking to impose equitable liens and constructive trusts on all properties held in the names of the counter-defendants and third-party defendants. Lastly, the Adkinsons asserted a claim for rescission against Whitemark Homes and its wholly owned subsidiaries, in which the Adkinsons requested the Court to rescind the various agreements that compose the alleged joint venture arrangement.

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

On or about March 25, 2003, Plaintiffs and the third-party defendants, with the exception of Messers. White, Gordon, Clark and Harling, filed a Counterclaim and Additional Claims of Counter-Defendants and Third-Party Defendants against Michael Adkinson, Chad Adkinson and Wayne Adkinson ("Counter-Counterclaim"). The Counter-Counterclaim sets forth claims for injunctive relief, breach of fiduciary duties, slander of title and tortious interference with an advantageous business relationship.

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

Item 2: Changes in Securities and Use of Proceeds

Issuance of Unregistered Shares

During the quarter ended March 31, 2003, the Company did not issue any additional securities other then those noted in Note 3, Stock Transactions, without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions.

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

Item 3:   Default Upon Senior Securities - Not applicable.

Item 4: Submission of Matters to a Vote of the Security Holders - None.

Item 5:   Other Information - None.

Item 6:   Exhibits and Reports on Form 8-K

          a.  Exhibits

               3.1 Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000 (incorporated by reference)

               3.2 By-Laws previously filed with the SEC (incorporated by reference)

               10.1 Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)

               21.1 Subsidiaries of registrant (filed with 2002 Form 10-KSB, incorporated by reference)

               99.1, 99.2 Certification(s) of the President (filed with this
                    Form 10-QSB) 9

               9.3, 99.4 Certification(s) of the Chief Financial Officer (filed with this Form 10-QSB)

          b. Reports on Form 8-K

             None

          c. SIGNATURES

                                  Exhibit 99.1

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302
                             -----------------------
                                  CERTIFICATION



I, Kenneth "Larry" White, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of March 31, 2003;

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



Date: May 19, 2003                            /S/ KENNETH `LARRY' WHITE
------------------                          -------------------------
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



In connection with the Quarterly Report of Whitemark Homes, Inc. (the
"Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth `Larry' White, President of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section [13(a)][15(d)] of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/S/ KENNETH `LARRY' WHITE
-------------------------
Kenneth `Larry' White
President

Date: May 19, 2003
      ------------

                                  Exhibit 99.3

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302
                             -----------------------
                                  CERTIFICATION



I, Mitchell R. Gordon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of March 31, 2003;

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



Date: May 19, 2003                                     /S/MITCHELL R. GORDON
------------------                          -----------------------
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



In connection with the Quarterly Report of Whitemark Homes, Inc. (the "Company") on Form 10-KSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mitchell R. Gordon, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section [13(a)][15(d)] of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ MITCHELL R. GORDON
-----------------------
Mitchell R. Gordon
Chief Financial Officer

Date:  May 19, 2003
       ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WHITEMARK HOMES, INC.


May 19, 2003              By:  /s/ KENNETH `LARRY' WHITE
                                Kenneth `Larry' White, President


May 19, 2003              By:  /s/ MITCHELL R. GORDON
                                Mitchell R. Gordon, Chief Financial Officer