Form 10QSB
period 2003-06-30
WHITEMARK HOMES INC
filed 2003-08-21
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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


     There were 17,642,512 shares, Common Stock, $.001 Par Value as of June 30, 2003.

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

     Item 3.   Controls and Procedures    .     .     .     .     .      .    16


Part II:  Other information

     Item 1:   Legal Proceedings    .     .     .     .     .     .      .    17

     Item 2:   Changes in Securities and Use of Proceeds    .     .      .    20

     Item 4:   Submission of Matters to a Vote of the Security
               Holders  .     .     .     .     .     .     .     .      .    21

     Item 5:   Other Information.   .     .     .     .     .     .      .    21

     Item 6:   Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K  .     .     .     .     .     .      .    21
               Signatures.    .     .     .     .     .     .     .      .    22

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               As of June 30, 2003
                                   (Unaudited)





                                     ASSETS

Land and home inventory                                           $20,003,709
Cash                                                                  190,329
Accounts receivable                                                    99,243
Prepaid expense                                                       108,431
Other assets                                                        1,043,938
                                                                  -----------

TOTAL ASSETS                                                      $21,445,650
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Notes payable                                                  $18,701,953
   Accounts payable                                                 1,355,712
   Accrued expenses                                                 2,473,502
                                                                  -----------
        Total Liabilities                                          22,531,167
                                                                  -----------

Stockholders' Equity (Deficit)
  Common stock ($.001 par value, 100,000,000
   shares authorized, 17,642,512 shares
   outstanding                                                         17,643
  Additional paid in capital                                       23,729,439
  Retained (deficit)                                              (24,832,599)
                                                                  -----------
     Total Stockholders' Deficit                                   (1,085,517)
                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $21,445,650
                                                                  ===========




See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three Months Ended June 30,
                                   (Unaudited)




                                                     2003           2002
                                                  -----------    -----------
REVENUES:
   Sales                                          $ 5,845,384    $ 3,686,821

   Cost of sales                                    4,553,297      3,105,321
                                                  -----------    -----------
GROSS PROFIT                                        1,292,087        581,500


Selling, general, and administrative expenses       1,286,729        852,143
                                                  -----------    -----------
INCOME(LOSS) FROM OPERATIONS                            5,358       (270,643)

Other (Expenses):
   Interest expense                                   (87,190)       (82,492)
   Other expense                                     (472,212)       (29,132)
                                                  -----------    -----------
Income(Loss) Before Income Taxes                     (554,044)      (382,267)

   Provision for income taxes                              -              -
                                                  -----------    -----------

NET INCOME(LOSS)                                  $  (554,044)  $   (382,267)
                                                  ===========    ===========

Income(Loss) per Common Share                     $     (0.03)  $      (0.03)
                                                  ===========    ===========

Weighted average shares outstanding                17,118,720     15,049,191
                                                  ===========    ===========




See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Six Months Ended June 30,
                                   (Unaudited)




                                                     2003           2002
                                                  -----------    -----------
REVENUES:
   Sales                                          $10,041,980    $ 6,797,310

   Cost of sales                                    7,423,292      5,409,951
                                                  -----------    -----------
GROSS PROFIT                                        2,618,688      1,387,359


Selling, general, and administrative expenses       2,273,323      1,629,273
                                                  -----------    -----------
INCOME(LOSS) FROM OPERATIONS                          345,365       (241,914)

Other (Expenses):
   Interest expense                                  (295,928)      (163,204)
   Other expense                                     (585,586)       (36,008)
                                                  -----------    -----------
Income(Loss) Before Income Taxes                     (536,149)      (441,126)

   Provision for income taxes                              -              -
                                                  -----------    -----------

NET INCOME(LOSS)                                  $  (536,149)  $   (441,126)
                                                  ===========    ===========

Income(Loss) per Common Share                     $     (0.03)  $      (0.03)
                                                  ===========    ===========

Weighted average shares outstanding                17,064,144     14,316,892
                                                  ===========    ===========




See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                        For the Six Months Ended June 30,
                                   (Unaudited)



                                                      2003          2002
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                $  (536,149)    $  (441,126)
  Adjustments to reconcile net income(loss) to
  net cash provided(used) by operating activities:
    Depreciation and amortization                      39,544         53,484
    Services acquired with stock                      306,432          4,688
    Write-down inventory/write off assets             426,100             -
 Changes in operating assets and liabilities          858,386    (12,514,126)
                                                  -----------    -----------
NET CASH PROVIDED(USED) BY OPERATING ACTIVITIES     1,094,313    (12,897,080)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   (9,686)      (126,574)
  Other investing activities                         (548,003)      (343,364)
                                                  -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES              (557,689)      (469,938)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                        906,858     15,452,119
   Repayments of notes payable                     (1,467,349)      (767,095)
   Proceeds from issuing stock                          8,998         40,250
   Termination of participation agreements                 -      (1,400,000)
                                                  -----------    -----------
NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES      (551,493)    13,325,274
                                                  -----------    -----------
   Increase/(Decrease) in Cash                        (14,869)       (41,744)

Cash at Beginning of Period                           205,198        605,825
                                                  -----------    -----------

   CASH AT END OF PERIOD                          $   190,329    $   564,081
                                                  ===========    ===========

Supplemental Disclosures
  Cash paid for interest                          $   111,975    $   742,654

  Non-cash Investing and Financing Transactions:
   Interest on notes payable capitalized as
    land and home inventory                         1,193,844      2,054,038
   Increase/(reduction) in note payable for
      Participating interest                         (384,075)     1,700,000
   Stock issued for land and home inventory                -       2,249,000
   Restricted stock issued for services               306,432        153,125



See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

      SELECTED INFORMATION FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2003


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

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

With the acquisition of the NFC group, the Company entered into the development of high-rise residential resort properties. However, although WTMK and NFC have completed the aforementioned acquisition, on April 18, 2003 the acquisition was effectively rescinded (the "Rescission") and the respective entities will no longer be related subsequent to the effective date of the rescission (see Part II, Other Information, Item 1, Legal Proceedings for further detail). As a result, Whitemark recognized impairment on these assets at December 31, 2002 which were no longer consolidated on the Whitemark financial statements as of

April 18, 2003. Whitemark continues to develop real estate within the state of Florida.

Current Business Summary

The Company has two primary business activities: home building and financial services. Home building is by far the most significant activity as the financial services activity functions primarily as a supporting and facilitating operation.

The Company is involved in the purchase and development of lots and the construction and sale of single-family conventional homes, primarily targeting first time buyers in the Orlando, Florida area. The Company offers homes in a price range from $75,000 to over $500,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as the design, construction, marketing, and financing of the homes. During the second quarter 2003, 31 homes and/or home sites were delivered in 3 communities. Each community offers several different floor plans for buyers to choose from.

Sales of the Company's homes are generally made pursuant to a standard contract. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period. The Company reports an undelivered home sale as part of its backlog upon execution of the presales and sales contract, as well as receipt of the down payment. As it relates to single-family homes, revenue is recognized only upon the closing and delivery of a home to the homebuyer. The Company estimates that the average period between the execution of a purchase agreement for a home and final delivery is approximately six months. Also, at times the Company will sell land (lots) to homebuyers or other developers, at which time the revenue recognition process is the same as if the Company were selling a single-family home and is also included as part of the Company's backlog figures. The Company's backlog at June 30, 2003 and 2002 was approximately $8,190,000 and $6,300,000, respectively. However, these backlog figures are exclusive of any NFC presale information due to the aforementioned Rescission (see Part II, Other Information, Item 1, Legal Proceedings for further detail). Reduction in backlog figures does not necessarily mean that the backlog has been converted to revenue. In addition, only a portion of the outstanding backlog will be converted to revenue within the current fiscal year. As noted previously, presale backlog can be adversely effected due to, but not limited to, the homebuyer's inability to obtain financing.

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

Summary of Significant Accounting Policies

The Company's financial statements consist of activities carried on directly and through other entities that are majority owned by the Company. This arrangement is utilized to segregate activities and limit the umbrella liability of the

Company. As of June 30, 2003, The Whitemark group consists of the following entities: Whitemark Homes of Florida, Inc.; Home Funding, Inc.; Fox Glen Limited Partnership, Whitemark at Corner Lake, LLC, Whitemark at Glenbrook, LLC, and Whitemark at Little Creek, LLC. All significant intercompany accounts and transactions have been eliminated.

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

The following items represent critical accounting policies that require significant use of judgment and estimates which are used in the preparation of Company financial statements.

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

EARNINGS PER SHARE: Accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share is computed by dividing net income or (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity if converted. This is calculated by dividing net income or (loss) available to common shareholders by the weighted average number of common shares outstanding plus net potentially dilutive securities.

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

NOTE 3:   STOCK TRANSACTIONS

For the quarter ending June 30, 2003, the Company has issued 12,286 common shares under its Dividend Reinvestment and Stock Purchase Plan.

During the second quarter of fiscal year 2003, Whitemark issued RDC Research Development Corporation 48,750 shares of S-8 common stock as compensation for engineering services associated with several different housing projects.

During the second quarter of fiscal year 2003, Whitemark issued PC Home Investors, Inc. 500,000 shares of restricted common stock pursuant to the terms of a loan agreement which incorporated a $500,000 promissory note.

During the second quarter of fiscal year 2003, Whitemark escrowed 650,000 shares of common stock as collateral for of a note payable issued to Commerce South Bank. As this stock is still in escrow it is not considered outstanding for earnings per share calculations.

There were no other significant stock transactions for the quarter ending June 30, 2003.

NOTE 4:   DISPOSITION OF NFC ASSETS AND LIABILITIES

As part of a settlement agreement entered into by Whitemark Homes, Inc. ("Whitemark Homes"), certain of its subsidiary entities, officers and directors, and William Michael Adkinson ("Michael Adkinson"), and parties and entities related to Mr. Adkinson, on April 18, 2003 (the "Global Settlement Agreement"), as more fully set forth below (see Part II, Other Information, Item 1, Legal Proceedings for further detail), Whitemark Homes has disposed of certain assets and liabilities as more fully described herein:

Assets and Liabilities retained by NFC:

      Land and home inventory                               $42,900,720
      Cash                                                      159,485
      Accounts receivable                                     1,688,987
      Other assets                                              772,730
                                                            -----------
            Total assets                                    $45,521,922
                                                            ===========

      Notes payable                                         $42,409,615
      Accounts payable                                        2,624,808
      Accrued expenses                                           15,287
                                                            -----------
            Total liabilities                               $45,049,710
                                                            ===========

Proforma income statements for the six months ended June 30, 2003 and 2002 excluding NFC's revenue and expenses:

                                          2003              2002
                                          ----              ----

      Sales                           $8,419,603            $4,492,330
      Cost of sales                    6,467,979             3,846,640
                                      ----------            ----------
      Gross profit                     1,951,624               645,690

      Selling, general and
        administrative expenses        1,979,301             1,221,824
                                      ----------            ----------
      (Loss) from operations             (27,677)             (576,134)

                             CONTINUED ON NEXT PAGE

                                          2003              2002
                                          ----              ----


      Other income(expense)
         Interest                        (78,568)              (17,646)
         Forgiveness of NFC debt      (4,480,747)                   -
         Income tax refund                    -                  8,905
                                      ----------            ----------

      Net (loss)                     $(4,586,992)           $ (584,875)
                                     ===========            ==========

      Earnings per share             $      (.27)           $     (.04)
                                     ===========            ==========

NOTE 5:   SUBSEQUENT EVENTS

In accordance with the Global Settlement Agreement, which details the Rescission of NFC(see Part II, Other Information, Item 1, Legal Proceedings for further detail) there are certain items which still must be completed in order to fully comply with the Agreement. An example of these items are the transfer of stock and the elimination of certain liabilities and/or guarantees. It is management's opinion that these items will be completed within the next two months.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

The Company develops real estate and builds homes. These efforts have historically been concentrated in under-served markets for entry-level, first-time move-up, and vacation homebuyers. However, efforts are now additionally focused on the mid-level homebuyer with housing products from $180,000 to $350,000. In addition, the Company is also servicing its upscale homebuyers with homes which can sell in excess of $500,000. On a national level, housing construction continues to remain in a growth trend, which is a good sign in light of other indications of slowing growth and the uncertainty in the economy. Indicators for construction have shown continued growth even as consumer spending and the industrial sector have slowed. In fact, according to the Orlando Sentinel Newspaper, Florida was one of the leading states throughout the nation in new home building permits for 2002 and into 2003. The Kiplinger Letter has stated that its forecasts predict that housing will continue to generate economic warmth and will provide support for the rest of the U.S. economy. Recent reductions in interest rates by the Federal Reserve have lowered the cost of construction financing and have also resulted in lower mortgage rates to homebuyers, although to a lesser extent.

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

The Company had over 6 communities in various stages of acquisition and development at June 30, 2003. In addition, the Company has scheduled to acquire other projects consisting of permitted land and land in the permitting phase which are all contingent upon financing. All current and projected projects have a total estimated revenue potential in excess of $75 million. However, this potential revenue includes land which Whitemark is under option to purchase or is in current negotiations to purchase. Should Whitemark, for whatever reason, not exercise its option to purchase the land, not successfully negotiate the purchase of the property, financing becomes unavailable or sales do not meet expectations, the current estimated revenue potential could decrease dramatically.

Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, private and public debt and equity markets. Cash flow from operations for the six months ended June 30, 2003 was positive. This was largely due to the volume of home closings. Cash flow is anticipated to increase in the future as the home inventory begins to build and close into the subsequent periods. However, due to the timing of certain cash flows, the Company often has cash shortfalls. The Company is currently seeking sources of financing to alleviate the effect of cash shortfalls, but this type of financing has only been able to be obtained on a very limited bases. In addition, the costs of litigation in relation to the Rescission were not anticipated and continued into the second quarter of 2003. All of the $8,190,000 of current presale backlog, is projected to be generated in fiscal years 2003 and 2004.

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

On June 30, 2003, the Company had outstanding borrowings of approximately $18,700,000. This is a decrease of $40,000,000 from the December 31, 2002 amount of approximately $59,000,000. The Rescission reduced outstanding borrowings by approximately $42,400,000. Additional borrowings for land acquisition and development exceeded payments made on outstanding loans by approximately $2,200,000 for the six months ended June 30, 2003. In addition, many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender. The Company's objective is to either pre-sell the properties to the point where construction can begin or to sell the property for a profit prior to the notes coming due.

The Company currently finances its projects with project specific acquisition, development and construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. There is no expectation that this financing arrangement will not be available in the foreseeable future; however, the size and nature of a project may make securing certain project financing very difficult or unobtainable. The Company requires funds generated from operations and expected borrowing availability from the private and public market to fund the Company's working capital requirements. Therefore, we will need to raise additional capital to fund our anticipated operating expenses and future expansion. Should the Company become unable to secure financing, the Company may be adversely affected.

On June 30, 2003, the Company had total assets of approximately $21,400,000. This is a decrease of $40,600,000 from the December 31, 2002 amount of approximately $62,000,000. This change in the Company's balance sheet is primarily related to the Rescission. More specifically, the asset classes which substantiate the majority of the decrease relate to land and home inventory, accounts receivable and other assets.

Results of Operations for the quarter ended June 30, 2003

Revenues: Whitemark's revenues from home sales for the quarter ending June 30, 2003 increased from $3,686,821 to $5,845,384 when compared with the quarter ending June 30, 2002. This is an increase of $2,158,563 or 59%. Revenues from home sales for the six months ending June 30, 2003 increased from $6,797,310 to $10,041,980 when compared with the same six month period for 2002. This is an increase of $3,244,670 or 48%. The number of homes delivered, excluding lot sales by NFC, for the quarter ending June 30, 2003 was 31 units with an average selling price per home of $177,100. This brings the total number of homes delivered this year as of June 30 to 57, with an average selling price of $157,745. Management believes that the small number of homes sold is partially created by a restriction in Whitemark's available lot inventory as certain development projects were reaching maturity and new lot inventory was only beginning development. Whitemark's management believes that it is better positioned to benefit from the acquisition and development of raw land. Management also believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

Gross Profit: Gross profit for the quarter ending June 30, 2003 was $1,292,087 or 22%, as compared to $581,500 or 16% for the quarter ending June 30, 2002. Gross profit for the six months ending June 30, 2003 was $2,618,688 or 26%, as compared to $1,387,359 for the same period in 2002. The costs of homes sold during the second quarter of 2003 increased $1,447,976 to $4,553,297 when compared with the same period in 2002. The costs of homes sold during the six months ending June 30, 2003 increased $2,013,342 to $7,423,293 when compared with the same six month period of 2002. This is primarily due to the related increase in home deliveries and higher average selling prices. Although the cost of homes is directly attributable to the product mix, Whitemark operates with several internal control processes, which help to ensure that projected gross profit margins are maintained and quality control standards are met.

Expenses: Selling, general and administrative expenses increased to $1,286,729 and $2,273,323, respectively for the quarter and six months ending June 30, 2003. This is an increase of $434,586 or 51% from $852,143 for the quarter ending June 30, 2002 and an increase of $644,050 or 40% for the six months ending June 30, 2002. The increase in operating expenses for the current period was principally a result of the legal and accounting services associated with the Rescission.

Income From Operations: The income from operations for the quarter and six months ending June 30, 2003 was $5,358 and $345,365, respectively, compared to losses of $(270,643) and $(241,914) for the quarter and six months ending June 30, 2002. The increases in income from operations of $276,001 for the quarter and $578,279 for the six months were a result of the factors discussed above.

Other Expenses: Interest expense of $87,190 was incurred for the quarter ended June 30, 2003 versus $82,492 in the quarter ended June 30, 2002, an increase of $4,698. Interest expense for the six months ended June 30, 2003 was $295,928 as compared to $163,204 for the same period in 2002. This increase is primarily attributable to our current product mix and financing arrangements. Whitemark obtains construction loans and other borrowings in order to purchase land and build homes. Whitemark incurs interest charges on these borrowings, with rates varying from 4.75% to 25% per year. Interest is capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest is expensed. In addition to the write-down of inventory in the amount of $113,373 during the first quarter, it was necessary to record a loss of $472,212 for the quarter ended June 30, 2003 associated with the removal of assets and liabilities retained by NFC under the terms of the Rescission (see Part II, Other Information, Item 1, Legal Proceedings for further detail).

Net Loss: Net loss for the quarter ending June 30, 2003 was $(554,044) as compared to the net loss of $(382,267) for the same period in 2002. Net loss for the six months ending June 30, 2003 was $(536,149) as compared to the net loss of $(441,126) for the same six month period 2002. The increases in net loss of $(171,777) and $(95,023) for the quarter and six months, respectively, were as a result of the factors discussed above.

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

Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "hopes", and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions that may be provided by management are also forward-looking statements.

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

Item 3: Controls and Procedures

As of the period covered by this quarterly report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its `disclosure controls and procedures' (Disclosure Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our President (who performs all of the functions typically associated with a Chief Executive Officer) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the President and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Based upon the Controls Evaluation, our President and CFO have concluded that our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the President and CFO, particularly during the period when our periodic reports are being prepared.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Dispute of Money Owed

On October 30, 2002, Heller Financial, Inc. ("Heller"), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement in an amount not less than $800,000. Whitemark is not disputing that money is owed to Heller but is awaiting the results of the related project's financial audit before agreeing on the final settlement amount. Heller's accountants are currently performing the financial audit of the subject project with the audit expected to be completed this year. As of June 30, 2003, Whitemark has accrued approximately $760,000 in a note payable to Heller associated with this issue and believes that any increase in claim greater than this amount should be immaterial. However, any claim greater than $760,000 as determined by the project's financial audit could be contested by Whitemark.

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

As part of the Global Settlement Agreement, after the settlement conditions have been satisfied, Whitemark Homes will receive all ownership rights to 5,000,000 shares of Whitemark Homes restricted common stock, collectively owned by Michael Adkinson, Chad Adkinson, Wayne Adkinson, Jan Adkinson and Henry Devarona, subject to a collateral pledge agreement in favor of certain banks securing a loan in the amount of $2,700,000. Whitemark was relieved of certain debt obligations related to the real property transferred to Michael Adkinson, or his designees. Whitemark Homes shall also receive the Orlando, Florida home of Michael Adkinson, subject to certain liens.

As part of the Global Settlement Agreement, Whitemark Homes delivered to Michael Adkinson, or his designees, all real property acquired by Whitemark homes or its subsidiaries as a result of the business relationship between Whitemark Homes and Michael Adkinson commencing in October 2001. Except for limited amounts of inter-company debt, certain operating accounts payable and short term and long term debt in excess of $45 million was transferred to Michael Adkinson or related entities and was eliminated from the consolidated balance sheet of Whitemark Homes.

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

On April 29, 2003, Southeastern filed a Verified Motion for Injunctive Relief against all parties to the litigation arising out of the parties' settlement of the claims without Southeastern's participation. On May 1, 2003, the Court issued the Injunction against all parties, except Whitemark Homes subject to

Southeastern posting a bond. Southeastern never posted the bond. The enjoined parties then filed a motion to dissolve the injunction. On May 10, 2003, Southeastern filed a Cross-Claim against Whitemark Homes and the remaining parties to the litigation. No answer has been filed due to an agreement to stay the filing of the answer pending settlement negotiations. The parties expect to be able to reach a settlement of this matter, although no assurances can be made.

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

Item 2:   Changes in Securities and Use of Proceeds

Issuance of Unregistered Shares

During the quarter ended June 30, 2003, the Company did not issue any additional securities other then those noted in Note 3, Stock Transactions. No underwriter, sales or placement agent was involved in any of the transactions.

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

Item 3:   Default Upon Senior Securities - Not applicable.

Item 4:   Submission of Matters to a Vote of the Security Holders - None.

Item 5:   Other Information

Resignation of Board Member

Karen Lee tendered her resignation as a director of Whitemark Effective July 9, 2003. Mrs. Lee will continue working for the Company in the capacity of stock transfer agent.

Item 6:   Exhibits and Reports on Form 8-K

          a.   Exhibits

               3.1 Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000 (incorporated by reference)

               3.2 By-Laws previously filed with the SEC (incorporated by reference)

               10.1 Agreement for Exchange of Corporate Stock
                    previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)

               10.2 Global Settlement Agreement

               21.1 Subsidiaries of registrant (filed with 2002 Form 10-KSB, incorporated by reference)

               31.1 Certification of CEO regarding section 302

               31.2 Certification of CFO regarding section 302

               32.1 Certification regarding section 906

          b.   Reports on Form 8-K

               April 29, 2003: Acquisition or Disposition of Assets, Other
                    Events - Global Settlement Agreement describing effective rescission of the NFC acquisition.
               July 9, 2003: Regulation F-D Disclosure, Exhibits - Whitemark
                    undergoes SEC investigation with full cooperation.

          c.   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WHITEMARK HOMES, INC.


August 19, 2003              By:  /s/ KENNETH WHITE
                             Kenneth White
                             Chief Executive Officer


August 19, 2003              By:  /s/ MITCHELL R. GORDON
                             Mitchell R. Gordon
                             Chief Financial Officer