Form 10QSB
period 2003-09-30
WHITEMARK HOMES INC
filed 2003-11-20
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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


     There were 17,759,636 shares, Common Stock, $.001 Par Value as of September 30, 2003.

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

     Item 3.   Controls and Procedures    .     .     .     .     .   15


Part II:  Other information

     Item 1:   Legal Proceedings    .     .     .     .     .     .   16

     Item 2:   Changes in Securities and Use of Proceeds    .     .   20

     Item 4:   Submission of Matters to a Vote of the Security
               Holders  .     .     .     .     .     .     .     .   20

     Item 5:   Other Information.   .     .     .     .     .     .   20

     Item 6:   Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K  .     .     .     .     .     .   20
               Signatures.    .     .     .     .     .     .     .   21

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            As of September 30, 2003
                                   (Unaudited)





                                       ASSETS

Land and home inventory                                           $20,314,000
Cash                                                                  439,900
Accounts receivable                                                   115,282
Prepaid expense                                                       106,120
Other assets                                                          977,026
                                                                  -----------

TOTAL ASSETS                                                      $21,952,328
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Notes payable                                                  $19,007,451
   Accounts payable                                                 1,333,692
   Accrued expenses                                                 3,444,160
                                                                  -----------
        Total Liabilities                                          23,785,303
                                                                  -----------

Stockholders' Equity (Deficit):
  Common stock ($.001 par value, 100,000,000
   shares authorized, 17,759,636 shares
   outstanding                                                         17,759
  Additional paid in capital                                       23,763,924
  Retained (deficit)                                              (25,614,658)
                                                                  -----------
     Total Stockholders' Deficit                                   (1,832,975)
                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $21,952,328
                                                                  ===========




See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Three Months Ended September 30,
                                   (Unaudited)




                                                     2003           2002
                                                  -----------    -----------
REVENUES:
   Sales                                          $ 2,890,428    $ 3,815,028

   Cost of sales                                    2,810,745      2,941,561
                                                  -----------    -----------
GROSS PROFIT                                           79,683        873,467


Selling, general, and administrative expenses         824,130        784,355
                                                  -----------    -----------
INCOME (LOSS) FROM OPERATIONS                        (744,447)        89,112

Other (Expenses):
   Interest expense                                   (37,612)       (84,340)
   Other expense                                                  (1,908,991)
                                                  -----------    -----------
(Loss) Before Income Taxes                           (782,059)    (1,904,219)

   Provision for income taxes                              -              -
                                                  -----------    -----------

NET (LOSS)                                        $  (782,059)  $ (1,904,219)
                                                  ===========    ===========

(Loss) per Common Share                           $     (0.06)    $    (0.12)
                                                  ===========    ===========

Weighted average shares outstanding                17,683,905     16,313,244
                                                  ===========    ===========




See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Nine Months Ended September 30,
                                   (Unaudited)




                                                     2003           2002
                                                  -----------    -----------
REVENUES:
   Sales                                          $12,932,408    $10,612,339

   Cost of sales                                   10,234,037      8,351,512
                                                  -----------    -----------
GROSS PROFIT                                        2,698,371      2,260,827


Selling, general, and administrative expenses       3,097,453      2,413,629
                                                  -----------    -----------
(LOSS) FROM OPERATIONS                              (399,082)      (152,802)

Other (Expenses):
   Interest expense                                  (333,540)      (247,544)
   Other expense                                     (585,586)    (1,944,999)
                                                  -----------    -----------
(Loss) Before Income Taxes                         (1,318,208)    (2,345,345)

   Provision for income taxes                              -              -
                                                  -----------    -----------

NET (LOSS)                                        $(1,318,208)  $ (2,345,345)
                                                  ===========    ===========

(Loss) per Common Share                          $     (0.08)  $      (0.16)
                                                  ===========    ===========

Weighted average shares outstanding                17,273,001     14,989,655
                                                  ===========    ===========




See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                     For the Nine Months Ended September 30,
                                   (Unaudited)



                                                      2003          2002
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                      $(1,318,208)   $(2,345,345)
  Adjustments to reconcile net(loss) to
  net cash provided(used) by operating activities:
    Depreciation and amortization                      45,544         81,915
    Services acquired with stock                      338,726         82,813
    Write-down inventory/write off assets             426,100             -
 Changes in operating assets and liabilities        1,850,933    (12,521,475)
                                                   -----------    -----------
NET CASH PROVIDED(USED) BY OPERATING ACTIVITIES     1,343,095    (14,702,092)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                  (11,203)      (129,305)
  Other investing activities                         (548,003)      (414,118)
                                                  -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES              (559,206)      (543,423)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                        906,858     39,856,395
   Repayments of notes payable                     (1,467,349)   (23,649,470)
   Proceeds from issuing stock                         11,304         51,216
   Termination of participation agreements                 -      (1,400,000)
                                                  -----------    -----------
NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES      (549,187)    14,858,141
                                                  -----------    -----------
   Increase/(Decrease) in Cash                        234,702       (387,374)

Cash at Beginning of Period                           205,198        605,825
                                                  -----------    -----------

   CASH AT END OF PERIOD                          $   439,900    $   218,451
                                                  ===========    ===========

Supplemental Disclosures
  Cash paid for interest                          $   183,567    $ 1,319,740

  Non-cash Investing and Financing Transactions:
   Interest on notes payable capitalized as
    land and home inventory                         1,449,367      3,569,733
   Increase/(reduction) in note payable for
    interest                                          149,931      2,092,134
   Stock issued for land and home inventory                -       2,745,784
   Restricted stock issued for services               338,726      2,420,000



See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

      SELECTED INFORMATION FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2003


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

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

Current Business Summary

The Company has two primary business activities: home building and financial services. Home building is by far the most significant activity as the financial services activity functions primarily as a supporting and facilitating operation. However, the company has begun to outsource most of its financial services as management has determine this is more efficient for the company and offers greater alternatives for the homebuyers.

The Company is involved in the purchase and development of lots and the construction and sale of single-family conventional homes, primarily targeting the Orlando, Florida area. The Company offers homes in a price range from $ 98,500 to over $300,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as the design, construction, marketing, and financing of the homes. During the third quarter 2003, 14 homes and/or home sites were delivered in 3 communities. Each community offers several different floor plans for buyers to choose from.

Sales of the Company's homes are generally made pursuant to a standard contract. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period. The Company reports an undelivered home sale as part of its backlog upon execution of the presales and sales contract, as well as receipt of the down payment. As it relates to single-family homes, revenue is recognized only upon the closing and delivery of a home to the homebuyer. The Company estimates that the average period between the execution of a purchase agreement for a home and final delivery is approximately nine months. Also, at times the Company will sell land (lots) to homebuyers or other homebuilders, at which time the revenue recognition process is the same as if the Company were selling a single-family home and is also included as part of the Company's backlog figures prior to closing. The Company's backlog at September 30, 2003 and 2002 was approximately $36,600,000 and $11,768,000, respectively. However, these backlog figures are exclusive of any NFC presale information due to the aforementioned Rescission (see Part II, Other Information, Item 1, Legal Proceedings for further detail). Reduction in backlog figures does not necessarily mean that the backlog has been converted to revenue. In addition, only a portion of the outstanding backlog will be converted to revenue within the current fiscal year. As noted previously, presale backlog can be adversely effected due to, but not limited to, the homebuyer's inability to obtain financing.

The Company conducts financial service activities through a subsidiary, Home Funding, Inc., which provides mortgage financing services for the home buyers. The subsidiary makes conventional, FHA-insured and VA-guaranteed mortgage loans available to qualified purchasers of its homes by assisting them in obtaining loans through local and national financial institutions. However, as previously mentioned the company has begun outsourcing most of its financial services as management believes it is more efficient for the company and offers a greater variety of financing alternatives for the homebuyer.

Summary of Significant Accounting Policies

The Company's financial statements consist of activities carried on directly and through other entities that are majority owned by the Company. This arrangement is utilized to segregate activities and limit the umbrella liability of the Company. As of September 30, 2003, The Whitemark group consists of the following entities: Whitemark Homes of Florida, Inc.; Home Funding, Inc.; Fox Glen Limited Partnership, Whitemark at Corner Lake, LLC, Whitemark at Glenbrook, LLC, Meadow

Point Development Inc., and Whitemark at Little Creek, LLC. All significant intercompany accounts and transactions have been eliminated.

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

LONG-TERM ASSETS: The Company applies Statement of Financial Accounting Standards FAS) No. 121, "Accounting for Impairment of Long-Lived Assets." Under SFAS 121, long-lived assets and certain intangibles are reported at the lower of cost or estimated recoverable amounts.

EQUITY METHOD INVESTEES: The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities.

The Company originally acquired a 40% equity interest in Golden Square Industries, Inc. ("GSI"). This equity interest was obtained as a direct result of the business combination between Golden Triangle Industries, Inc. and Whitemark Homes of Florida, Inc. However, it is the Company's intent to dissolve that equity interest in the near future.

REVENUE RECOGNITION: Revenue from projects is recognized under the completed contract method, i.e. revenues and costs are deferred until the contract is completed and accepted by the customer. Management uses this method because total costs on uncompleted jobs cannot be accurately estimated. Homes are sold pursuant to standard contracts and revenue from home sales is recognized only when closing occurs.

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

NOTE 2:   EQUITY METHOD INVESTEE

As disclosed in Note 1, Basis of Presentation, a 40% equity interest was retained in GSI. Since this investment is less than 50% and the Company has no control over the activities of GSI, it is carried on the equity basis. GSI's primary assets are cash, marketable securities, receivables, and property and equipment. However, it is the Company's intent to dissolve that equity interest in the near future.

During 2000, the Company borrowed $250,000 from GSI. The terms of this borrowing stipulated that the Company would give up 2% ownership in GSI at each of the specified renewal dates if the loan amount was not repaid prior to such date. At December 31, 2000, this borrowing had been renewed twice without repayment and ownership had been reduced to 36%. At December 31, 2001, the terms of this borrowing were deemed to be usurious by management and no further reductions will be made. The Company intends to defend its position if GSI asserts otherwise.

NOTE 3:   STOCK TRANSACTIONS

For the quarter ending September 30, 2003, the Company issued 5,760 common shares under its Dividend Reinvestment and Stock Purchase Plan.

During the third quarter of fiscal year 2003, Whitemark issued 111,364 shares as compensation under an equity line of credit agreement with Cornell Capital Partners.

There were no other significant stock transactions for the quarter ending September 30, 2003.

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

Assets and Liabilities disposed by Whitemark and retained by NFC are as follows:

      Land and home inventory                               $42,900,720
      Cash                                                      159,485
      Accounts receivable                                     1,688,987
      Other assets                                              772,730
                                                            -----------
            Total assets                                    $45,521,922
                                                            ===========

      Notes payable                                         $42,409,615
      Accounts payable                                        2,624,808
      Accrued expenses                                           15,287
                                                            -----------
            Total liabilities                               $45,049,710
                                                            ===========

Proforma statements of operation for the nine months ended September 30, 2003 and 2002 excluding NFC's revenue and operating expenses are as follows:

                                         2003                  2002
                                         ----                  ----

      Sales                          $11,310,031            $7,800,911
      Cost of sales                    9,278,723             6,468,580
                                      ----------            ----------
      Gross profit                     2,031,308             1,332,331

      Selling, general and
        administrative expenses        2,803,432             1,754,422
                                      ----------            ----------
      (Loss) from operations            (772,124)             (422,091)


      Other income(expense)
         Interest                       (116,180)              (49,095)
         Forgiveness of NFC debt      (4,480,747)                   -
         Income tax refund                    -                  8,905
                                      ----------            ----------

      Net (loss)                     $(5,369,051)           $ (462,281)
                                     ===========            ==========

      Loss per Common share          $      (.30)           $     (.03)
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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Overview

The Company develops real estate and builds homes. These efforts have historically been concentrated in under-served markets for entry-level, first-time move-up, and vacation homebuyers. However, efforts are now additionally focused on the mid-level homebuyer and vacation homes with housing products from $180,000 to $350,000. On a national level, housing construction continues to remain in a growth trend. Indicators for construction have shown continued growth. In fact, according to the Orlando Sentinel Newspaper, Florida was one of the leading states throughout the nation in new home building permits for 2002 and into 2003. The Kiplinger Letter has stated that its forecasts predict that housing will continue to generate economic warmth and will provide support for the rest of the U.S. economy. Reductions in interest rates by the Federal Reserve have lowered the cost of construction financing and have also resulted in lower mortgage rates to homebuyers, although to a lesser extent.

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

The Company had 6 communities in various stages of acquisition and development at September 30, 2003. However, in an effort to raise capital and take advantage of the Orlando housing market, Whitemark has decided to sell two of its housing developments, Little Creek and Lakewood, to two national homebuilders. The total sales price for both communities is in excess of $10 million. Although Whitemark has now signed definitive purchase agreements, both agreements are subject to closing which should be completed by December 31, 2003.

Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, private and public debt and equity markets. Cash flow from operations for the nine months ended September 30, 2003 was positive. This was largely due to the volume of home closings. Cash flow is anticipated to increase in the future as the home inventory begins to build and close into the subsequent periods. However, due to the timing of certain cash flows, the Company often has cash shortfalls. The Company is currently seeking sources of financing to alleviate the effect of cash shortfalls, but this type of financing has only been able to be obtained on a very limited bases. Additionally, the costs of litigation in relation to the Rescission were not anticipated. In order to further level out these cash shortfalls the Company chose to sell the two communities mentioned above in the General Overview. All of the remaining $36,600,000 of presale backlog, after the sale of the two communities is projected to be generated in fiscal years 2003 and 2004.

On September 30, 2003, the Company had outstanding borrowings of approximately $19,000,000. This is a decrease of $40,000,000 from the December 31, 2002 amount of approximately $59,000,000. The Rescission reduced outstanding borrowings by approximately $42,400,000. Loan payments exceeded additional borrowings for land acquisition and development by approximately $561,000 for the nine months ended September 30, 2003. In addition, many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender. The Company's objective is to either pre-sell the properties to the point where construction can begin or to sell the property for a profit prior to the notes coming due.

The Company currently finances its projects with project specific acquisition, development and construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. There is no expectation that this financing arrangement will not be available in the foreseeable future; however, the size and nature of a project may make securing certain project financing very difficult or unobtainable. The Company requires funds generated from operations and expected borrowing availability from the private and public market to fund the Company's working capital requirements. Therefore, the company will need to raise additional capital to fund our anticipated operating expenses and future expansion. Should the Company become unable to secure financing, the Company may be adversely affected.

On September 30, 2003, the Company had total assets of approximately $22,000,000. This is a decrease of $40,000,000 from the December 31, 2002 amount of approximately $62,000,000. This change in the Company's balance sheet is primarily related to the Rescission. More specifically, the asset classes which substantiate the majority of the decrease relate to land and home inventory, accounts receivable and other assets.



Results of Operations for the quarter ended September 30, 2003

Revenues: Whitemark's revenues from home sales for the quarter ending September 30, 2003 decreased from $3,815,028 to $2,890,428 when compared with the quarter ending September 30, 2002. This is a decrease of $924,600 or 24%. Revenues from home sales for the nine months ending September 30, 2003 increased from $10,612,339 to $12,932,408 when compared with the same nine month period for 2002. This is an increase of $2,320,069 or 22%. The number of homes delivered for the quarter ending September 30, 2003 was 14 units with an average selling price per home of $206,459. This brings the total number of homes delivered this year as of September 30, 2003 to 71, with an average selling price of $182,147. Management believes that the small number of homes sold is primarily the result of a restriction in Whitemark's available lot inventory as certain projects are reaching maturity and new lot inventory is in the process of being developed but is not yet market ready. This can be noted by the substantial increase in the sales backlog inventory previously discussed. Management also believes that changes in the average selling price of homes delivered from period to period are attributable to factors at each of its subdivisions, including product type, product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

Gross Profit: Gross profit for the quarter ending September 30, 2003 was $79,683 or 3%, as compared to $873,468 or 23% for the quarter ending September 30, 2002, due to a one time write down of our inventory for our Bear Gully development. Gross profit for the nine months ending September 30, 2003 was $2,698,371 or 21%, as compared to $2,260,827 or 21% for the same period in 2002. The costs of homes sold for the quarter ending September 30, 2003 decreased $130,816 to $2,810,745 when compared with the same quarter in 2002. The costs of homes sold during the nine months ending September 30, 2003 increased $1,882,525 to $10,234,037 when compared with the same nine month period of 2002. This is primarily due to the related increase in home deliveries and higher average selling prices. Although the cost of homes is directly attributable to the product type and product mix.

Expenses: Selling, general and administrative expenses decreased to $824,130 and increased to $3,097,453, respectively for the quarter and nine months ending September 30, 2003, respectively. This is an increase of $39,775 or 5% from $784,355 for the quarter ending September 30, 2002 and an increase of $583,824 or 28% compared to nine months ending September 30, 2002. The increase in operating expenses for the nine month period was principally a result of the legal and accounting services associated with the Rescission.

Income From Operations: The losses from operations for the quarter and nine months ending September 30, 2003 was $(744,447) and $(399,082), respectively, compared to income of $89,112 and loss of $(152,802) for the quarter and nine months ending September 30, 2002. The decreases in income from operations of $(833,559) for the quarter and $(246,280) for the nine months were a result of the factors discussed above.

Other Expenses: Interest expense of $37,612 was incurred for the quarter ended September 30, 2003 versus $84,340 in the quarter ended September 30, 2002, a decrease of $46,728. Interest expense for the nine months ended September 30, 2003 was $333,540 as compared to $247,544 for the same period in 2002. This increase is primarily attributable to the current product mix and financing arrangements. Whitemark obtains construction loans and other borrowings in order to purchase land and build homes. Whitemark incurs interest charges on these borrowings, with rates varying from 4.75% to 25% per year. Interest is capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest is expensed. In addition to the write-down of inventory in the amount of $113,373 during the first quarter, it was necessary to record a loss of $472,212 for the second quarter associated with the removal of assets and liabilities retained by NFC under the terms of the Rescission (see Part II, Other Information, Item 1, Legal Proceedings for further detail).

Net Loss: Net loss for the quarter ending September 30, 2003 was $(782,059) as compared to the net loss of $(1,904,219) for the same period in 2002. Net loss for the nine months ending September 30, 2003 was $(1,318,208) as compared to the net loss of $(2,345,345) for the same nine month period in 2002. The decreases in net loss of $1,122,160 and $1,027,137 for the quarter and nine months, respectively, were as a result of the factors discussed above.


With the uncertainty surrounding the overall economy, management is aware that expectations and projections could easily be affected by unforeseen events and changes in the public's reaction to past events. This is being said to encourage appropriate caution that the homebuilding industry, as well as any other industry, may be negatively impacted by a variety of economic factors possibly including the erosion of consumer confidence and employment levels stemming from the current international conflicts.




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

Item 3: Controls and Procedures

As of the period covered by this quarterly report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its `disclosure controls and procedures' (Disclosure Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our President and Chief Financial Officer (who performs all of the functions typically associated with a Chief Executive Officer). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the President about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the

President, as appropriate to allow timely decisions regarding required disclosure.

Based upon the Controls Evaluation, our President has concluded that our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, particularly during the period when our periodic reports are being prepared. There were no changes to the Disclosure Controls in the period.


PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Dispute of Money Owed

On October 30, 2002, Heller Financial, Inc. ("Heller"), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit Filed in United States District Court, in Northern District of Illinois, alleging non-distribution of proceeds relating to a loan agreement in an amount not less than $800,000. Whitemark is not disputing that money is owed to Heller but is awaiting the results of the related project's financial audit before agreeing on the final settlement amount. Heller's accountants are currently performing the financial audit of the subject project with the audit expected to be completed this year. As of September 30, 2003, Whitemark has accrued approximately $760,000 in a note payable to Heller associated with this issue and believes that any increase in claim greater than this amount should be immaterial. However, any claim greater than $760,000 as determined by the project's financial audit could be contested by Whitemark.

On October 3, 2003, Paulson Investment Company Inc. filed a lawsuit against Whitemark Homes, Inc. for non-payment of $91,478.44 plus interest at a rate of 6% per year. The non-payment is allegedly owed in connection with a letter of intent for a proposed public offering to be the underwritten by Paulson Investment Company. The action is pending in the Circuit Court, in for Seminole County, Florida. Whitemark Homes disputes the amount owed and intends to defend the action in court.

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

On or about March 25, 2003, Plaintiffs and the third-party defendants, with the exception of Kenneth Larry White and Hugh Harling, Jr. (who at that time had not been served with the Third Party Complaint), served Answers and Affirmative Defenses to the counterclaim/third-party complaint. On April 14, 2003, Messers. White and Harling served Answers and Affirmative Defenses to the third-party complaint. In the Answers and Affirmative Defenses, the parties denied all wrongdoing and asserted numerous defenses that bar the Adkinsons from establishing liability and/or entitlement to damages.

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

Quiet Title Action

On March 10, 2003, Whitemark Homes, and its wholly owned subsidiaries, Muirfield Development Corporation, Troon Development Corporation and North Florida Consulting, Inc., and an unrelated party, Southeastern Consulting & Development Company (collectively the "Quiet Title Plaintiffs"), filed a verified complaint with the Court for declaratory relief and to quiet title against Michael

Adkinson, Chad Adkinson, Wayne Adkinson, Castle Development Properties, Inc. and Gulf Destination Enterprises, Inc. seeking to declare certain allegedly invalid mortgages and to quiet title on two parcels of real property located in Walton County, Florida (the "Quiet Title Action"). The Quiet Title Plaintiffs alleged that the defendants improperly and without any right, caused mortgages to be placed on properties owned by Muirfield Development and Troon Development. On March 31, 2003, defendants filed an Answer and Affirmative Defenses denying the allegations.

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

Item 2:   Changes in Securities and Use of Proceeds

Issuance of Unregistered Shares

During the quarter ended September 30, 2003, the Company did not issue any additional securities other then those described in Note 3 of the financial statement, Stock Transactions. No underwriter, sales or placement agent was involved in any of the transactions.

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

Item 3:   Default Upon Senior Securities - Not applicable.

Item 4:   Submission of Matters to a Vote of the Security Holders - None.

Item 5:   Other Information

Resignation of Board Member

Mitchell Gordon tendered his resignation as a director of Whitemark Effective October 10, 2003.

Item 6:   Exhibits and Reports on Form 8-K

          a.  Exhibits

            3.1 Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000 (incorporated by reference)
            3.2 By-Laws previously filed with the SEC (incorporated by reference)
            10.1 Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)
            10.2  Global Settlement Agreement, (incorporated by reference to
                  Exhibit 10.2 to the Quarterly Report on Form 10-QSB filed with the SEC on August 21, 2003)
            21.1 Subsidiaries of registrant (filed with 2002 Form 10-KSB, incorporated by reference)
            31.1  Certification of CEO regarding section 302 (provided herewith)
            32.1  Certification regarding section 906 (provided herewith)

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

                            WHITEMARK HOMES, INC.


November 19, 2003            /s/ Kenneth White
                             -----------------
                             Kenneth White
                             Chief Executive Officer