Form 10KSB
period 2003-12-31
WHITEMARK HOMES INC
filed 2004-04-14
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant 1) has filed all reports required To be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of common equity held by non-affiliates of the registrant was $938,275 as of March 19, 2004, based on the price of the common stock, $.001 par value, of the registrant, ($.12 per share) at the close of the market on that day.

The number of shares outstanding of the registrant's common stock on March 19, 2004 was 18,361,279.

                              Whitemark Homes, Inc.
             Form 10-KSB for the fiscal year ended December 31, 2003

                                TABLE OF CONTENTS

                                                                            Page

 PART I

      Item 1.    Business     .     .     .     .     .     .     .     .     3
      Item 2.    Properties   .     .     .     .     .     .     .     .     6
      Item 3.    Legal Proceedings  .     .     .     .     .     .     .     6
      Item 4.    Submission of Matters to a Vote of Security Holders    .     8


 PART II

      Item 5.    Market for Registrant's Common Equity and Related
                   Stockholder Matters    .     .     .     .     .     .     9
      Item 6.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations      .     .     .    11
      Item 7.    Financial Statements and Supplementary Data      .     .    14
      Item 8.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure      .     .     .    14
      Item 8A.   Controls and Procedures  .     .     .     .     .     .    15


 PART III

      Item 9.    Directors and Executive Officers of the Registrant     .    16
      Item 10.   Executive Compensation   .     .     .     .     .     .    18
      Item 11.   Security Ownership of Certain Beneficial Owners
                   and Management   .     .     .     .     .     .     .    22
      Item 12.   Certain Relationships and Related Transactions   .     .    23
      Item 13.   Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K      .     .     .     .     .     .     .    24
      Item 14.   Auditor Fee's      .     .     .     .     .     .     .    24
                   Signatures .     .     .     .     .     .     .     .    26


      Consolidated Financial Statements   .     .     .     .     .     .    F-1

                              Whitemark Homes, Inc.

                                     PART I

ITEM 1.  BUSINESS

(a)  Business Development

Whitemark Homes, Inc. (the "Company" or "WTMK" or "Whitemark") was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. The Company was organized primarily to acquire and hold royalties on oil and gas properties. During 1996 the Company's name was changed to Golden Triangle Industries, Inc. On June 17, 2000, the Golden Triangle shareholders approved the purchase of Whitemark Homes, Inc., a respected private company with a long term business plan, significant assets, revenues and net income. It was determined that, after the acquisition, the Company's business would be strictly that of Whitemark and that the oil, gas and other extractive businesses would be sold. Therefore, in June 2001 the name of the Company was changed to Whitemark Homes, Inc. to reflect the new business direction. Whitemark has been in the business of developing and constructing high quality residential communities for the past twenty years, with an emphasis on customer satisfaction. Whitemark's business includes the purchase and development of lots through the construction and sale of single family homes, including designing, building and marketing. The target market is primarily first time and middle income buyers.

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

With the acquisition of the NFC group, the Company entered into the development of high-rise residential resort properties. However, on April 18, 2003 the acquisition was effectively rescinded and the respective entities are no longer related subsequent to the effective date of the Global Settlement Agreement (see
Part I, Item 3, Legal Proceedings for further detail).

In 2003 the Company discontinued its operation of the Home Funding Division for cost cutting reasons. Home Funding was Whitemark's mortgage lending company.

(c)  Business of Issuer

Construction and Development

The Company currently is involved in the purchase and development of land and the Construction and sale of single-family conventional homes, primarily targeting first time buyers in the Orlando, Florida area. The Company offers homes in a price range from $100,000 to over $350,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as design, construction and marketing of planned developments. In 2003, 91 homes/lots were delivered in 7 communities. Each community offers several different floor plans for buyers to choose from. 78 homes/lots were delivered in 5 communities in 2002.

Sales of the Company's homes are generally made pursuant to a standard contract. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period. The Company reports an undelivered home sale as part of its backlog upon execution of the presales and sales contract, as well as receipt of the down payment. As it relates to single-family homes, revenue is recognized only upon the closing and delivery of a home to the homebuyer. The Company estimates that the average period between the execution of a purchase agreement for a home and final delivery is approximately six months. Also, at times the Company will sell land (lots) to homebuyers or other developers, at which time the revenue recognition process is the same as if the Company were selling a single-family home.

Current Projects

Lakewood

Lakewood consists of 96 acres of land subdivided into 48 lots including 5 lake front lots in Orange County, Florida, located amidst a preservation area that makes these oversized lots unique. The community is located within the Winter Park High School district boundaries, south of University Drive on Lake Irma, North of Hwy 50, and West the of Central Florida Greenway.

Bear Gully Forest

Bear Gully Forest is located in Seminole County and maintains a Winter Park zip code. The community is composed of 48 home sites on two streets, Pat's Point and Bear Gully Road. Pat's Point is the location of 36 home sites, with the remaining 12 home sites on Bear Gully Road. Within the community lies 18 acres of conservation areas. These conservation areas, coupled with the Seminole Trail, a cross county biking and walking path, ensure a natural setting for all homeowners.

Glenbrook

"A Vacation Resort Lifestyle Community", Glenbrook a 266 lot, 70 acre development is located in one of the most vibrant real estate markets anywhere, only 10 minutes from Disney and other major attractions. Amenities such as the Glenbrook Resort Community Recreation Facility feature a resort-style pool with waterfall, tennis courts, work-out room, game room, and media room with internet access.

Lace Fern

Located in the heart of Orlando near Kirkman Road. This affordable community features our Sable II model type home (3 bed, 2 bath, and single car garage) on 10 Lots.

Projects Recently Sold

Little Creek and Corner Lake

      Whitemark Homes sold the Little Creek property consisting of 86 acres of land subdivided into 298 lots, on January 7, 2004 for a sale price of $7,400,000. Whitemark Homes sold the Corner Lake property consisting of 86 acres of land subdivided into 46 lots, on January 16, 2004 for a sale price of $3,655,000. Whitemark Homes also retained five lots within the Corner Lake property. The Company has sold and closed all of these lots in the first quarter of 2004 for an additional sales amount of $1,035,000.

Marketing

The Company generally has an inventory of homes under construction. Typically these homes are presold (i.e. the Company has received deposits and executed sales contracts) before the Company begins construction. The Company employs commissioned sales associates, advertises its residential communities through local and foreign media and sells primarily from model homes that it has designed and constructed.

Suppliers

The Company's main suppliers are as follows: Rinker Materials, Quality Precast, Prestige AB/Ready Mix, Elite Electric, Maximum Air, Close Joners and Prestige Lumber. The Company is only aware of one possible availability issue, and that is the supply of metal for framing of our houses. We will substitute lumber when the metal framing material is not available.

Quality Service

The Company uses the latest technology and proven construction methods to ensure its homes are of the highest quality. This is evidenced by: (1) a Customer Service Award issued by the Bonded Builders Home Warranty Association stating "Bonded Builders is proud to recognize Whitemark Homes as one of Florida's finest builders for the distinction of being claims free for 1998"; (2) Member in Good Standing issued by the National Association of Home Builders; and (3) Homeowner Evaluation forms and letters showing the satisfaction of customers. Due to the Company's in-depth construction expertise, a range of construction methods are utilized incorporating the choices made by the customer and the building plan requirements. Besides being one of Orlando's premier home builders, for both custom and affordable homes, Whitemark also develops many of its own residential communities. As a developer/builder, great care and attention are given to preserving the natural setting of the land during the planning and construction stages. Each lot is carefully cleared in order to keep as many trees and natural vegetation as possible. Whitemark's attention to detail and fine craftsmanship have garnered the Company many national, regional, and local awards including: East and Pacific Builders "Gold Nugget Awards," Southeast Builders' Conference "Aurora Award," Home Builders' Association of Mid-Florida "Parade of Homes Winners," and Orlando's "Choice Awards Winners."

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

Employees

At December 31, 2002 and December 31, 2003, the Company and its subsidiaries employed 42 and 16 individuals, respectively (including the executive officers). The decrease in individuals employed is solely related to the effective rescission of the NFC acquisition on April 18, 2003 (see Part I, Item 3, Legal Proceedings for further detail).

ITEM 2.  PROPERTIES

The Company leases its 4,400 square foot corporate office, located at 650 South Central Ave., Ste. 1000, Oviedo, Florida, from Davis Realty. Larry White, president of the Company sold the property in October 2003 to Davis Realty. Lease payments to Larry White totaled approximately $50,000 and $71,000 in 2003 and 2002, respectively (see Part III, Item 12, Certain Relationships and Related Transactions).

ITEM 3.  LEGAL PROCEEDINGS

Dispute of Money Owed

On October 30, 2002, Heller Financial, Inc. (Heller), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement. Whitemark is not disputing that there is money owed to Heller but the amount that is owed to Heller. As of December 31, 2003, Whitemark has recorded approximately $160,000 representing management's estimate of the amount actually due to Heller associated with this issue. The Company has accrued an additional $640,000 in reserve for the possible lawsuit claim. However, any claim greater than $160,000 will be contested by Whitemark.

On October 3, 2003, Paulson Investment Company Inc. filed a lawsuit against Whitemark Homes, Inc. for non-payment of $91,478 plus interest at a rate of 6% per year. The non-payment is allegedly owed in connection with a letter of intent for a proposed public offering to be underwritten by Paulson . The action is pending in the Circuit Court, in and for Seminole County, Florida. Whitemark Homes disputes the amount owed and intends to defend itself in court.

Acquisition or Disposition of Assets

As part of a settlement agreement entered into by Whitemark, certain of its subsidiary entities, officers and directors, and William Michael Adkinson ("Michael Adkinson"), and parties and entities related to Mr. Adkinson, on April 18, 2003 (the "Global Settlement Agreement"), as more fully set forth below, Whitemark acquired ownership of the common stock issued to Michael Adkinson and related parties subject to a lien by an unrelated party and disposed of certain assets as more fully described herein. The overall result of the Global Settlement Agreement was to rescind a business relationship between Whitemark and Michael Adkinson, together with related parties and entities, which was consummated in October 2001. Until consummation of the settlement, Michael Adkinson was an employee of and significant shareholder in Whitemark. The Global Settlement Agreement was negotiated in a contested, arms-length transaction, the terms of which were believed to be no more favorable than could be obtained from unrelated parties.

As part of the Global Settlement Agreement, after the settlement conditions have been satisfied, Whitemark will receive all ownership rights to 5,000,000 shares of Whitemark restricted common stock, collectively owned by Michael Adkinson, Chad Adkinson, Wayne Adkinson, Jan Adkinson and Henry Devarona, subject to a collateral pledge agreement in favor of certain banks securing a loan in the amount of $2,700,000. Whitemark was also relieved of certain debt obligations related to the real property being transferred to Michael Adkinson, or his designees. Whitemark Homes also received the Orlando, Florida home of Michael Adkinson, subject to certain liens.

In addition, Whitemark delivered to Michael Adkinson, or his designees, all real property acquired by Whitemark or its subsidiaries as a result of the business relationship between Whitemark and Michael Adkinson commencing in October 2001. Also in connection with the Global Settlement Agreement, certain operating accounts payable and short term and long term debt in excess of $45 million were transferred to Michael Adkinson or related entities and were eliminated from the consolidated balance sheet of Whitemark. See the proforma financial information included in Note 3 to the financial statements.

Global Settlement Agreement

In addition to the dismissal with prejudice of all lawsuits and the transfers of real property and shares of subsidiary entities described in Part I, Item 3, Legal Proceedings, the Global Settlement Agreement also terminates, cancels and releases all relevant parties from their respective obligations in any of the following agreements executed as part of the business relationship executed in or about August 2001: (1) the Exchange Agreement; (2) Closing Agreement; (3) the Guaranty Agreement; (4) Employment Agreement, (5) Security and Funding Agreement; (6) all profit participation agreements; (7) any joint venture agreements; and (8) any other document or agreement executed in connection with any of the foregoing with the exception of the Voting Agreement, which Voting Agreement shall remain in effect subject to terms of the Global Settlement Agreement.

As part of the Global Settlement Agreement, Michael Adkinson, Wayne Adkinson and Chad Adkinson resigned from all positions with Whitemark and any entity retained by Whitemark. The parties also executed mutual General Releases, or otherwise agreed that all liability between the parties would be resolved by the Global Settlement Agreement.

Governmental Action

During 2003, the Securities and Exchange Commission ("SEC") opened an investigation of the Company related to the method in which the acquisition of the NFC Group was recorded. This investigation is continuing and Whitemark is cooperating fully. It is management's opinion that no laws or regulations have been violated and that this matter will be resolved.

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

         None filed during 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The only class of common equity security authorized by the Company's Articles of Incorporation, as amended, is the Company's common stock, $.001 par value. The Company's common stock is traded on the OTC Bulletin Board under the symbol "WTMK". The range of high and low sales prices for each quarter during the last two fiscal years, as quoted on the OTC Bulletin Board for the periods discussed above, is set out in the table that follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                Year Ended December 31, 2003      Year Ended December 31, 2002
                   High              Low              High             Low
                  -------          -------           --------        -------
  1st Quarter     $  .80           $  .20             $ 2.54         $ 1.10
  2nd Quarter        .51              .20               4.05           2.00
  3rd Quarter        .65              .12               2.55           1.47
  4th Quarter        .40              .09               1.55            .27

On March 19, 2004, the price of the stock closed at $.12 per share as reported on the OTC Bulletin Board.

As of March 19, 2004, there were approximately 8800 holders of record of the Company's Common Stock, plus an undetermined number of stockholders who hold their stock in street name.

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

Issuance of Unregistered Shares

During the year ended December 31, 2003, the Company issued securities in the transactions described below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions. The applicable transactions are as follows:

      o In August 2002, Whitemark entered into an Equity Line of Credit Agreement and Placement Agent Agreement ("Agreements") with Cornell Capital Partners, L.P. (Cornell). On January 15, 2003 the Company issued 111,364 restricted common shares to Cornell, and issued 4,545 restricted common shares to Westrock Advisors Inc as compensation under the agreements. On August 12, 2003 the Company issued another 111,364 restricted common shares to Cornell as compensation under the Agreements. The shares were valued at $2.20 per share.

      o In August 2002, Whitemark also issued convertible debentures. These debentures were convertible into shares of common stock at a price equal to either (a) an amount to equal one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the average closing bid price of the common stock for the four trading days immediately preceding the conversion date. On November 12, 2003 the

           Company issued 131,579 restricted common shares to Hamid Fashandi upon conversion of his convertible debenture at $.17 per share ($22,000), and issued 208,333 restricted common shares to John Ruddy upon conversion of his convertible debenture at $.096 per share ($20,000).

      o On March 27, 2003, the Company issued 48,750 restricted common shares to Roger A. Repstein as compensation for services. The shares were valued at $.40 per share.

      o On April 22, 2003, the Company issued 500,000 shares to PC Homes Investors, Inc. as a part of a $500,000 loan agreement.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company develops real estate and builds homes. These efforts have historically been concentrated in under-served markets for entry-level, first-time move-up, and vacation homebuyers. However, efforts are now additionally focused on the mid-level homebuyer with housing products from $180,000 to $350,000. On a national level, housing construction continues to remain in a growth trend, which is a good sign in light of other indications of uncertainty in the economy. Indicators for construction have shown continued growth even as consumer spending and the industrial sector have slowed. In fact, according to the Orlando Sentinel Newspaper, Florida was one of the leading states throughout the nation in new home building permits for 2002. The Kiplinger Letter has stated that its forecasts predict that housing will continue to generate economic warmth and will provide support for the rest of the U.S. economy. Recent reductions in interest rates by the Federal Reserve have lowered the cost of construction financing and have also resulted in lower mortgage rates to homebuyers, although to a lesser extent. Projects in the Company's inventory should produce growth in revenues and profits over the next five years.

As mentioned above, we believe that interest rates and consumer confidence are driving the housing industry. Statistics indicate that both unemployment and interest rates in the Company's largest target market (the Orlando, Florida area) continue to be relatively low. In fact, according to the Orlando Business Journal, Florida continues to outpace the nation in new job creations. The Orlando Sentinel announced that for twelve straight months ending February 2003, the state of Florida has created positive job growth, making Florida standout in the nation. In addition, Florida's unemployment rate is amongst the lowest in the nation.

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

The Company had 5 communities in various stages of acquisition and development at December 31, 2003, two of which were sold in 2004.

Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. In addition, see Part II, Item 5, Market for Registrant's Common Equity and Related Stockholder Matters noting the Equity Line of Credit Agreement with Cornell Capital Partners, L.P. and the convertible debenture as additional capital resources. Cash flow from operations was negative during 2002 largely due to the costs of developing the infrastructure and predevelopment costs associated with numerous properties. However, this was anticipated and cash flow from homebuilding activity increased as the home inventory was sold in 2003 and is expected to continue during 2004. However, the costs of litigation in relation to the effective rescission of the NFC acquisition were not anticipated and continued into the second quarter of 2003. All of the $27,327,691 of current presale backlog is projected to generate revenues in fiscal years 2004 and 2005.

Currently, the Company is still in the process of attempting to obtain financing on several projects. If financing for these projects is not obtained within the required time frame, it may be necessary to liquidate assets in order to protect other Company assets which are income producing. (see Part 1, Item 1 for discussion of assets liquidated in 2004.)

On December 31, 2003, the Company had outstanding borrowings of approximately $19,938,000. This is a decrease from December 31, 2002 of approximately $38,926,000 as a result of the effective rescission of the NFC acquisition netted with additional borrowings for land acquisition and development less payments made on outstanding loans. In addition, many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender. The Company's objective is to either pre-sell the properties to the point where construction can begin or to sell the property for a profit prior to the note's coming due.

The Company currently finances its projects with project specific acquisition, development and construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. There is no expectation that this financing arrangement will not be available in the foreseeable future; however the size and nature of a project may make securing certain project financing very difficult or unobtainable. The Company requires funds generated from operations and expected borrowing availability from the private and public market to fund the Company's working capital requirements. Therefore, the company will need to raise additional capital to fund anticipated operating expenses and future expansion. Should the Company become unable to secure financing, the Company may be adversely affected.

Results of Operations for the year ending December 31, 2003

Revenues: Whitemark's revenues from home sales for the year ended December 31, 2003 increased to $16,191,291 from $14,877,276 when compared with the same period of 2002. This is an increase of $1,314,015 or 9%. The number of homes delivered, excluding lot sales by NFC, for the year ended December 31, 2003 was 78 units with an average selling price per home of $190,375. Management also believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

Gross Profit: Gross profit for the year ended December 31, 2003 was $2,069,658 or 13%, as compared to $2,483,477 or 17% for the year ended December 31, 2002. The costs of homes sold during 2003 increased $1,727,834 to $14,121,633 when compared with the same period in 2002. This is primarily due to the related increase in home deliveries. Although the cost of homes is directly attributable to the product mix, Whitemark operates with several internal control processes, which help to ensure that projected gross profit margins are maintained and quality control standards are met.

Expenses: Selling, general and administrative expenses increased to $4,494,012 for the year ending December 31, 2003, which is an increase of $362,761 or 9% from $4,131,251 for the year ended December 31, 2002. The increase in operating expenses for the current period was principally a result of the selling, general and administrative costs associated with significant costs in 2002 and 2003 relating to consulting, legal and accounting services. These one time costs were primarily associated with continued costs related to the acquisition of NFC, the merger of NFC operations, and SEC investigation.

Loss From Operations: The loss from operations for the year ended December 31,

2003 was $2,424,354 compared to the loss from operations of $1,647,774 for the year ended December 31, 2002. The increase in loss from operations of $776,580 was a result of the factors discussed above.

Other Expenses: Interest expense of $372,677 was incurred for the year ended December 31, 2003 versus $420,884 in the year ended December 31, 2002, a decrease of $48,207. This decrease is primarily attributable to our current product mix and financing arrangements. Whitemark obtains construction loans and other borrowings in order to purchase land and build homes. Whitemark incurs interest charges on these borrowings, with rates varying from 4.75% to 30% per year. Interest is capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest is expensed. In addition, as a result of the effective rescission of the NFC acquisition and the terms of the Global Settlement Agreement (see Part I, Item 3, Legal Proceedings for further detail) it was necessary to record the loss on exchange and write down of land and home inventory based on the assets and liabilities which were transferred out of the Company as of April 18, 2003. This transfer of assets and liabilities results in the incurrence of a non-operational expense of approximately $34.5 million and $430,285 for the years ended December 31, 2002 and 2003, respectively.

Net Loss: Net loss for the year ended December 31, 2003 was ($3,162,244) as compared to a net loss of ($24,301,095) for 2002. The decrease in net loss of $21,138,851 was a result of the factors discussed above.

With the uncertainty surrounding the overall economy, management is aware that expectations and projections could easily be affected by unforeseen events and changes in the public's reaction to past events. This is being discussed to encourage appropriate caution that the homebuilding industry, as well as any other industry, may be negatively impacted by a variety of economic factors possibly including the erosion of consumer confidence and employment levels stemming from current international conflicts.

SAFE HARBOR PROVISION - DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "hopes", and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements.

Where this Form 10-KSB includes "forward-looking" statements, the Company desires to take advantage of the "safe harbor" provisions of the Act. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. Forward-looking statements reflect the Company's current views with respect to future events and financial performance and are not guarantees of future performance. The Company has no specific intention to update these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. These risks and uncertainties include economic conditions such as home mortgage interest rates; shortages of materials and labor, weather conditions, competition with other builders, regulatory requirements, and other such matters as may be discussed in this report. The

Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In the Company's consolidated financial statements, sales are recorded when title passes to the buyer - upon closing of the real estate transaction. When the sale is recorded, the cost of sales related to the transaction is also recorded which consists of certain costs tracked and specifically identified with the individual sale as well as certain costs which are not specifically identified, but are umbrella project costs allocated to the individual lots in a specific project or are Company costs allocated to the lots in all projects the Company has under construction.

In allocating costs to the lots in specific projects, the Company relies upon certain estimates. These estimates include the total estimated future costs of interest on land and construction loans, the total estimated future cost of allocated salaries and other Company overhead expenses, and the estimated total costs of land development for a project which is built and developed in phases. Interest, overhead and land development costs must be allocated based upon these estimates, and, as such, these estimates have a significant impact upon the Company's total cost of sales and gross profit percentages from period to period.

In estimating the total future cost of interest and overhead, the Company relies upon its internal budgets, as revised from period to period, to estimate the amount of time that is necessary to complete the project. This estimate of time is used to extrapolate the amount of these expenses for each project as a whole. The amount of time to complete a project can be affected by weather delays, unexpected delays in obtaining certain construction materials, or the availability of qualified labor.

In estimating the total future cost of land development, the Company also uses its internal budgets to determine the total cost of land improvements such as roads, drainage and sewage facilities among other costs. The estimate of these costs can change due to the availability and cost of the use of heavy machinery, the unexpected additional costs of development in an environmentally-sensitive area, as well as additional costs to develop areas that geologically require greater resources than anticipated.

At any time in which the estimates are changed during the period, these changes are adjusted prospectively as the Company believes that retroactive restatement would distort historical results as those results were based upon common facts at that given time.

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

ITEM 8A. CONTROLS AND PROCEDURES

      (a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

      Within 90 days prior to the date of this Report, Whitemark carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

      (b)   CHANGES IN INTERNAL CONTROLS:

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the period covered by this report or from the end of the reporting period to the date of this Form 10-KSB.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Board of Directors of the Company (the `Board') presently consists of three members. Each director is elected at the annual meeting of shareholders to hold office until the next annual meeting of shareholders and until his/her successor has been elected and qualified. Currently serving as directors as of March 30, 2004 are: Larry White, Scott D. Clark, and Hugh W. Harling, Jr. The following table sets forth information concerning the persons currently serving as directors of the Company.

                                                              Date First
                                        Position With          Elected
       Name               Age            the Company          as Director
-----------------------   ---     ------------------------    ----------
  Larry White              55       President, Chief
                                    Executive Officer and
                                    Chief Financial Officer      2000
                                    and CEO

  Scott D. Clark           48       Director                     2000

  Hugh W. Harling, Jr.     59       Director                     2000

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

                                                            Date First
                                    Position With            Elected
         Name           Age          the Company            as Officer
---------------------   ---     ------------------------    ----------
  Larry White            55      Chairman of the Board         2000
                                  and CEO
  Scott D. Clark         48      Secretary/Treasurer           2000
  William Rigsby         44      Vice President                2000

There are no family relationships between the Company's officers and directors. The following is a brief description of the background of the directors and executive officers of Whitemark.

Larry White (President and Chairman of the Board): Larry White graduated from Lamar University with a BBA in accounting in May 1972. Mr. White began his career as a Certified Public Accountant with Arthur Anderson & Company in Houston, Texas. His responsibilities as a senior auditor gave him excellent experience in the importance of `cash flow management' and overall `bottom line results. His accounting and auditing experience exposed him to a variety of companies, from small private corporations to large publicly traded Fortune 500 companies. Since 1976, Mr. White has been in the real estate business. His real estate career began with Harris Development Corporation in Houston, Texas. As executive vice president, he was responsible for product development, construction and marketing of apartments, condominiums, town homes, single family homes and subdivision development. This division generated over $20 million in annual revenues. Some of the developments were syndicated via limited partnerships of which Mr. White was responsible for the negotiations and financing related thereto. Prior to forming Whitemark, Mr. White was vice president of Woodlands Commercial Development Corp. and general manager of Hometown Builders in Houston, Texas. He was responsible for creating and operating a construction/development company as a subsidiary of The Woodlands Corporation (a nationally recognized 25,000 acre master planned `new town' community). This company developed apartments, town homes, condominiums, patio and single family detached housing. Annual revenues were between $15-$25 million with Mr. White's responsibilities including feasibility, market studies and land planning. From 1985 to the present Mr. White has been the president of Whitemark. Mr. White's overall responsibilities include land acquisition and development, financing, home construction, marketing and sales. He is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

Scott D. Clark (Director, Secretary and Treasurer): Scott D. Clark was admitted to the Florida Bar in 1980 and has been with the law firm of Scott D. Clark, P.A. in Winter Park, Florida for the last 5 years. He specializes in Real Property Law, Land Use Planning and Development Law, Banking Law, Special Tax District Bond Financing, and Condominium Law. He is a member of the Orange County Bar Association and Member Sections on Real Property, Probate and Trust Law, Corporation, Banking and Business Law, Tax, Condominium and Planned Development Committees of the Florida Bar. He graduated from the University of Florida with a degree in Journalism and a law degree, both with high honors. He is a member of Phi Kappa Phi and the Order of the Coif. Mr. Clark was on the University of Florida Law Review, 1978-1979 and authored, "1979 Statutory Reform Partially Solves Usury Regulation Defects". He has been appointed to the Seminole County Citizens' Concurrency Advisory Committee, and the Seminole County Road Impact Fee Advisory Committee. Additionally, Mr. Clark sits on the Seminole County Development Advisory Board, the Executive Committee of the Home Builders Association of Mid- Florida Board of Directors, and Florida Christian College Advisory Board. He was elected to his positions at Whitemark in 2000.

Hugh W. Harling Jr. (Director): Hugh W. Harling, Jr., P.E., is the founder and owner of an engineering firm in Central Florida integrating Civil Engineering, Land Planning and Surveying since June 1980. Prior to forming his own firm, he served as Regional Manager of a large local consulting engineering and planning firm, where he managed the firm's expanding operations in surveying, land planning, civil and environmental engineering design. He graduated from the University of Florida with a Civil Engineering degree and obtained a Master of Business administration from Florida State University. Mr. Harling's expertise is land development, comprehensive planning, and utilities and drainage sanitary engineering. Mr. Harling is a board member of the Mid-Florida Home Builders association, former mayor of Altamonte Springs, Florida, member of the Underground Utilities Examining Board, past president of the Florida Planning and Zoning Association, and a member of the National and American Society of Civil Engineers. He was elected as a Director in 2000. Mr. Harling is the only member of our audit committee.

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

CODE OF ETHICS

      On April 8, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's chief executive officers and vice presidents for the past two fiscal years. There is no other compensation to other officers or employees that would require disclosure under this item.

  Name and                         Salary Cash     Bonus Cash       Other
Principal Position          Year   Compensation   Compensation  Compensation**
------------------------    ----   -------------  ------------  ------------
  Larry White, CEO          2002     195,000                        2,520
                            2003     168,000

  Mitchell Gordon, CFO      2002      68,889
  (started 4/02,            2003      90,000
   resigned 10/03)

  William Rigsby, VP        2002     125,000                        1,875
                            2003     125,000

  Larry Wayne Adkinson      2002      78,000          3,249         8,060
  (started 11/01)           2003      23,000

* The amounts presented reflect salary received for the entire year.

** Other compensation includes a vehicle allowance and contributions to a "SIMPLE" retirement plan.

No options were granted during the year ended December 31, 2003.

Director Compensation

During 2002 the fee for the directors was set at $1,500 and 150 restricted shares per face to face meeting. Several directors chose to take cash in lieu of stock and therefore, $1,950 was paid to four directors while one director received $1,500 and 150 shares. The shares have not been issued to date.

No fees were paid to directors in 2003.

Securities Authorized for Issuance Under Equity Compensation Plan

      The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2003.

                                                                     NUMBER
                                                                  OF SECURITIES
                                                                    REMAINING
                                                                    AVAILABLE
                                                                    FOR FUTURE
                                    NUMBER       WEIGHTED-AVERAGE    ISSUANCE
                                 OF SECURITIES      EXERCISE       UNDER EQUITY
                                 TO BE ISSUED        PRICE         COMPENSATION
                                 UPON EXERCISE         OF             PLANS
                                OF OUTSTANDING    OUTSTANDING       (EXCLUDING
                                   OPTIONS,         OPTIONS,        SECURITIES
                                 WARRANTS AND     WARRANTS AND      REFLECTED
                                    RIGHTS           RIGHTS       IN COLUMN (a))
                                    ------           ------       --------------
                                      (a)             (b)              (c)
Equity compensation plans
approved by security holders           --              --               --

Equity compensation plans not
approved by security holders        1,100,00         $1.10              --
                                    --------         -----             ----

TOTAL                               1,100            $1.10              --


     AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
     -----------------------------------------------------------------------


                Shares          Value           Number of         Number of
                Acquired on     Realized        Securities        Unexercised In
                Exercised       ($)(1)          Underlying        the Money
                   (#)                          Unexercised       Options at
                                                Options at        FY-End($)
Name                                            FY-End(#)
---------      ----------       ---------       -----------       ------------
Larry  White          -0-             -0-         1,000,000                -0-
William Rigsby        -0-             -0-           500,000                -0-

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

Based on the committee's review, an employment agreement dated January 2002 was executed between Larry White and the Company. The three-year contract calls for a salary of $250,000 per year, plus an annual bonus equal to 10% of the Company's net income. The bonus is subject to a cap of 200 percent of the base salary amount. The agreement also entitles Larry White to an option to purchase 1,000,000 shares of restricted common stock at the value of the stock on January 2, 2002 ($1.10 per share). These options also expire January 2, 2012. As of December 31, 2003, $116,000 was due to Mr. White under the employment agreement.

Based on the committee's review, an employment agreement dated April 8, 2002 was executed between Mitchell Gordon and the Company. The three-year contract called for a salary of $100,000 per year, plus an annual bonus equal to 1% of the Company's net income. The bonus is subject to a cap of 200 percent of the base salary amount. On the first anniversary date of this agreement additional deferred compensation of $42,000 was also to be paid. The agreement also granted Mr. Gordon options to purchase 450,000 shares of restricted common stock, (100,000 shares at $1.84 per share, and 350,000 shares at prices to be determined as Whitemark reaches certain market capitalization amounts.) These options expired upon Mr. Gordon's termination of employment on October 1, 2003. As of December 31, 2003, $54,500 was payable to Mr. Gordon under his employment contract.

The Company currently has the following outstanding warrants. Edward E. Browning and William D. Rigsby are holding warrants that may be exercised to purchase 100,000 restricted shares each at $1.10 per share anytime prior to January 2, 2006.

In April 2002, the Company filed an S-8 registration statement registering 500,000 common shares for a Stock Compensation Plan recommended by the committee and adopted by the Board. The Plan allows for directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors. The Plan allows these service providers to acquire proprietary interests in the Company in exchange for their services. These interests provide incentives for high levels of service. During 2002 and 2003, 140,000 and 240,000 shares were issued under the Stock Compensation Plan in payment for services rendered, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company's common stock as of March 19, 2004 with respect to (1) each person known by the Company to own beneficially more than 5% of the Company's common stock, (2) each of the Company's directors, and (3) all directors and officers of the Company as a group. The title of class is common stock, $.001 par value.

                                 # of Shares
    Name and Address             Beneficially          Percent of
     of Stockholder                  Owned               Class
---------------------------        ------------         -----------
 Larry and Patricia White          6,169,120  *           31.86%*
 1437 Chippewa Lane
 Geneva, FL  32732

 Scott D. Clark                       65,300                .36%
 655 W. Morse Blvd., Ste. 212
 Winter Park, FL  32789

 Hugh W. Harling, Jr.                 12,900                .07%
 746 Florida Blvd.
 Altamonte Springs, FL  32701

 William Rigsby                      395,000  **           2.09%
 2958 Division Street
 Oviedo, FL  32765

All directors and officers as      6,642,320              33.44%
      group (4 persons)

    * Includes shares relating to 1,000,000 options exercisable within 60 days.

   ** Includes shares relating to 100,000 options exercisable within 60 days.

Pursuant to the Global Settlement Agreement, 5,000,000 shares (27.23%) registered to the Adkinson Group are being held in escrow pending return to the Company for cancellation, See Part I, Item 3. Legal Proceedings. The voting rights are held by Larry White.

The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

Changes in Control

No changes in control occurred during 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a description of significant relationships and related transactions between the Company and management during the years ended December 31, 2002 and 2003.

The Company has borrowed funds from officers, directors and from a senior manager for the development of projects. Some of these loans are due as homes are sold. Others are due upon arrangement of other financing or on sale of the project. The balances at December 31, 2002 and 2003 totaled $12,570,095 and $699,937, respectively. The balance as of December 31, 2002 was owed to Larry White, Hugh Harling, William Rigsby, Golden Triangle, Mike Adkinson and entities owned or controlled by Mike Adkinson in the amounts of $371,908, $11,000, $50,000, $250,000 and $11,887,187, respectively. The balance as of December 31, 2003 was owed to Larry White and Golden Square in the amounts $449,937 and $250,000, respectively.

The President of the Company leased to the Company its principal office from the year 2000 until October 2003. The amount paid in 2003 and 2002 are approximately $50,000 and $71,000 respectively. Larry White sold the property in October 2003 to Davis Realty, an unrelated party.

In 2002 and 2003 the Company was due amounts from related parties for various costs incurred with regard to properties owned by these related parties in anticipation of further development of these properties by the Company.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference:

      (a) Exhibits - The following Exhibits are furnished as a part of this report:

3.1 Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000 (incorporated by reference)
3.2      By-Laws previously filed with the SEC (incorporated by reference)
9.1      Voting trust agreement (incorporated by reference)
10.1 Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)
10.2 Global Settlement Agreement filed as a part of 8-K on April 29, 2003, (incorporated by reference)
14.1     Code of Ethics (filed with this Form 10-KSB)
21.1     Subsidiaries of registrant (filed with this Form 10-KSB)
23.1 Consent of Beemer, Pricher, Kuehnhackl & Heidbrink, P.A. (filed with this Form 10-KSB)
31.1     Certification(s) of the President (filed with this Form 10-KSB)
32.1     Certification(s) of the Chief Financial Officer (filed with this
           Form 10-KSB)

      (b) Reports on Form 8-K

          None

 ITEM 14. AUDITOR FEES

Audit Fees for 2003 and 2002 are $65,550 and $60,953 respectively, from Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

Tax Fees for 2003 and 2002 are $20,550 and zero respectively, from Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

Other Fees (SEC) for 2003 and 2002 are $8,213 and zero respectively, from Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

OUR AUDIT COMMITTEE, HUGH HARLING APPROVED THE AMOUNT PAID BY US TO BEEMER, PRICHER, KUEHNHACKL & Heidbrink, P.A. for our 2003 Audit.The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Whitemark Homes by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934. Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the previous year's annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

      Since May 6, 2003, the effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Beemer, Pricher, Kuehnhackl & Heidbrink, P.A., has been approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WHITEMARK HOMES, INC.


April 14, 2004              By:  /s/ KENNETH "LARRY" WHITE
                               ---------------------------------
                                Kenneth "Larry" White, President, Chief
                                Executive Officer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                 Title                         Date


 /s/ LARRY WHITE                 President, Chief Executive    April 14, 2004
----------------------------     Officer and Chief Financial
Larry White                      Officer


 /s/ SCOTT D. CLARK              Director                      April 14, 2004
----------------------------
Scott D. Clark


 /s/ HUGH W. HARLING, JR.        Director                      April 14, 2004
----------------------------
Hugh W. Harling, Jr.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page

    Independent Auditors' Report    .     .     .     .     .     .     .   F-1

    Consolidated Balance Sheet as of December 31, 2003           .     .    F-2

    Consolidated Statements of Operations for the years ended
              December 31, 2003 and 2002  .     .     .     .     .     .   F-3

    Consolidated Statement of Stockholders' Equity for the
              years ended December 31, 2003 and 2002  .     .     .     .   F-4

    Consolidated Statements of Cash Flows for the years ended
              December 31, 2003 and 2002  .     .     .     .     .     .   F-5

    Notes to Consolidated Financial Statements  .     .     .     .     .   F-6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
     Whitemark Homes, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheet of Whitemark Homes, Inc. (a Colorado corporation) and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitemark Homes, Inc. and subsidiaries as of December 31, 2003 and the consolidated results of their operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ BEEMER, PRICHER, KUEHNHACKL & HEIDBRINK, P.A.
Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

Winter Park, Florida
DATE: February 12, 2004

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             As of December 31, 2003


ASSETS
  Land and home inventory                       $ 22,046,709
  Cash                                               831,028
  Accounts receivable                                170,489
  Prepaid expense                                     54,653
  Other assets                                       805,833
                                                ------------
            Total Assets                        $ 23,908,712
                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Notes payable                                 $ 19,238,429
  Notes payable - related party                      699,937
  Accounts payable                                 2,734,637
  Accrued expenses                                 4,810,534

                                                ------------
            Total Liabilities                     27,483,537
                                                ------------

Commitments and Contingencies

Stockholders' Deficit:
  Common stock $.001 par value, 100,000,000
    shares authorized, 18,346,551
    shares issued and outstanding                     18,347
  Additional paid in capital                      23,865,522
  Retained deficit                               (27,458,694)
                                                 ------------
       Total Stockholders' Deficit                (3,574,825)
                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $ 23,908,712
                                                 ============


   The accompanying notes are an integral part of these financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2003 and 2002


                                             2003                2002
                                         -----------         -----------
Sales                                   $ 16,191,291        $ 14,877,276

Cost of sales                             14,121,633          12,393,799
                                         -----------         -----------
  Gross profit                             2,069,658           2,483,477

Selling, general and
   administrative expenses                 4,494,012           4,131,251
                                         -----------         -----------
    Loss from Operations                  (2,424,354)         (1,647,774)

Other Income/(Expense)
  Other Income                                65,073                -
  Loss on exchange and write
    down of land and home
    inventory (Note 2)                      (430,285)        (34,469,982)
  Interest expense                          (372,678)           (420,884)
  Miscellaneous expense                         -                (25,455)
                                         -----------         -----------
Loss  before income taxes               $ (3,162,244)        (36,564,095)

  Income tax benefit                           -             (12,263,000)
                                         -----------         -----------
   Net Loss                             $ (3,162,244)       $(24,301,095)
                                         ===========         ===========

Loss per share: Basic                   $       (.18)       $      (1.57)
                                         ===========         ===========
Loss per share: Diluted                 $       (.18)       $      (1.55)
                                         ===========         ===========

Weighted average shares outstanding -
  basic                                   17,445,131          15,478,963
                                         ===========         ===========
Weighted average shares outstanding -
  diluted                                 17,645,131          15,678,963
                                         ===========         ===========


The accompanying notes are an integral part of these financial statements.

                                WHITEMARK HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            For the Years Ended December 31, 2003 and 2002

                                                         Additional     Retained
                                      Common Stock        Paid In       Earnings
                                   Shares     Amount      Capital      (Deficit)           Total
                                 ----------  -------    -----------   --------------   -------------
Balances at January 1, 2002      13,402,272  $13,402    $17,896,167          $4,645     $17,914,214

Stock issued under DRP program       49,641       50         68,001               -          68,051
Stock issued under S-8
  registration                      140,000      140        299,860               -         300,000
Restricted stock issued for
  debt reduction                  2,181,466    2,181      3,947,255               -       3,949,436
Restricted stock issued for
  services                        1,177,619    1,178      1,203,419               -       1,204,597
Net loss                                                               $(24,301,095)   $(24,301,095)
                                 ----------  -------    -----------    -------------   -------------
Balances at December 31, 2002    16,950,998  $16,951    $23,414,702    $(24,296,450)   $   (864,797)

Stock issued under DRP program       39,618       40         12,331               -          12,371
Stock issued under S-8
  registration                      240,000      240         59,760               -          60,000
Restricted stock issued for
debt reduction Loan Fees and
Interest                            727,273      727        318,500               -         319,227
Restricted stock issued for
Conversion of Convertible
debentures                          339,912      340         40,778               -          41,118
Restricted stock issued for
  services                           48,750       49         19,451               -          19,500
Net loss                                                                $(3,162,244)    $(3,162,244)
                                 ----------  -------    -----------    -------------   -------------
Balances at December 31, 2003    18,346,551  $18,347    $23,865,522    $(27,458,694)    $(3,574,825)
                                 ==========  =======    ===========    =============   =============

The accompanying notes are an integral part of these financial statements.

                                                 F-4

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002

                                                 2003            2002
                                             ------------    -------------
Cash Flows from Operating Activities:
  Net loss                                    $ (3,162,244)  $ (24,301,095)
  Adjustments to reconcile net loss
     to net cash flows used for
     operating activities:
     Depreciation and amortization                  36,387         117,594
     Deferred income tax benefit                      -        (12,108,000)
     Loss on exchange and write down of
          land and home inventory                  430,285      34,469,982
     Services acquired with stock                  198,727         454,597
     Interest paid with stock                         -             30,436
     Loss on disposal of property and
       equipment                                    (6,260)           -
  Changes in operating assets and
   liabilities:
     Land and home inventory                    (2,368,764)     (2,751,424)
     Accounts receivable                           (71,448)     (1,012,814)
     Prepaid expenses                               53,958         (31,275)
     Other assets                                   76,191         258,710
     Accounts payable                            1,583,460         911,445
     Accrued expenses                            1,599,965         689,526
                                              ------------   -------------
Net cash used for operating

     activities                                (1,629,743)     (3,272,318)

Cash Flows from Investing Activities:
  Investment in notes receivable                     -            (17,008)
  Purchases of property and equipment               8,056         (33,803)
                                             ------------    -------------
Net cash provided by/(used for) investing
  activities                                        8,056         (50,811)

Cash Flows from Financing Activities:
  Proceeds from notes payable                  13,672,876       6,233,460
  Repayment of notes payable                  (11,437,730)     (3,379,009)
  Proceeds from stock issuance                     12,371          68,051
                                             ------------    -------------
Net cash provided by financing
   activities                                   2,247,517       2,922,502
                                             ------------    -------------
  Net increase/(decrease) in cash and
   cash equivalents                               625,830        (400,627)
Cash and cash equivalents at
   beginning of year                              205,198         605,825
                                             ------------    -------------
Cash and cash equivalents at end of year      $   831,028    $    205,198
                                             ============    =============
Supplemental Disclosures:  See Note 4

The accompanying notes are an integral part of these financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

NOTE 1:  GENERAL INFORMATIN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On October 1, 2001, the Registrant acquired North Florida Consulting, Inc. and certain related entities (the "NFC group") as an expansion of its business. Information for the period from January 1, 2002 through December 31, 2002 includes the consolidation of all of these entities (collectively the "Company").

With the acquisition of the NFC group, the Company entered into the development of high-rise residential resort properties. However, although Whitemark and NFC have completed the aforementioned acquisition, in April 2003, the acquisition was effectively rescinded and the respective entities are no longer related (see
Part I, Item 3, Legal Proceedings for further detail). As a result, Whitemark recognized impairment on the NFC assets at December 31, 2002. Whitemark continues to develop real estate within the state of Florida, as well as formulate a new business plan for growth and market expansion.

Current Business Summary

The Company is involved in the purchase and development of lots and the construction and sale of single-family conventional homes, primarily targeting first time buyers in the Orlando, Florida area. The Company offers homes in a price range from $100,000 to over $300,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as the design, construction, marketing, and financing of the homes. In 2003, 91 homes/lots were delivered in 7 communities. Each community offers several different floor plans for buyers to choose from.

Sales of the Company's homes are generally made pursuant to a standard contract. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period. The Company reports an undelivered home sale as part of its backlog upon execution of the presales and sales contract, as well as receipt of the down payment. As it relates to single-family homes, revenue is recognized only upon the closing and delivery of a home to the homebuyer. The Company estimates that the average period between the execution of a purchase agreement for a home and final delivery is approximately six months. Also, at times the Company will sell land (lots) to homebuyers or other developers, at which time the revenue recognition process is the same as if the Company were selling a single-family home.

Summary of Significant Accounting Policies

The Company's financial statements consist of activities carried on directly and through other entities that are majority owned by the Company. This arrangement is utilized to segregate activities and limit the umbrella liability of the Company.

The discussion and analysis of Whitemark's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an ongoing basis. In addition, estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. The results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items represent critical accounting policies that require significant use of judgment and estimates which are used in the preparation of our financial statements.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Whitemark Homes, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company's consolidated subsidiaries at December 31, 2003 and 2002 include Whitemark Homes of Florida, Inc. and its subsidiary, Home Funding, Inc., Whitemark at Oak Park, Inc,; Home Funding, Inc.; Fox Glen Limited Partnership, Whitemark at Corner Lake, LLC, Whitemark at Glenbrook, LLC and Whitemark at Little Creek, LLC. In addition, North Florida Consulting, Inc. and its related entities were consolidated at December 31, 2002 through April 18, 2003 (see Note 3).

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

LONG-TERM ASSETS: The Company applies Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets." Under SFAS 121, long-lived assets and certain intangibles are reported at the lower of cost or estimated recoverable amounts.

EQUITY METHOD INVESTEES: The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities.

The Company originally acquired a 40% equity interest in Golden Square Industries, Inc. ("GSI"). This equity interest was obtained as a direct result of the business combination between Golden Triangle Industries, Inc. and Whitemark Homes of Florida, Inc. However, it is the Company's intent to dissolve that equity interest before the end of fiscal year 2004.

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

Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity if converted. This is calculated by dividing net income/ (loss) available to common shareholders by the weighted average number of common shares outstanding plus net potentially dilutive securities.

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

NOTE 2:  LOSS ON EXCHANGE AND WRITE DOWN OF LAND AND HOME INVENTORY

The Company charged off significant amounts of assets during the years ended December 31, 2003 and 2002. The amounts and discussion of these charges is as follows:

                                                       2003          2002
                                                    ------------  ------------
   Gross profits of the NFC Group transferred
        to former owners                             $ 430,285     $    -
   Writeoff of options to purchase land                   -          1,873,000
   Writedown of inventory to net realizable value         -         32,593,982
                                                     -----------   -----------
     Total loss on exchange and write down of land
         and home inventory                          $ 430,285     $34,469,982
                                                     ===========   ===========

Options to purchase land were written off during the year ended December 31, 2002 primarily due to the expiration of the option and management's intent not to renew these options.

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

Gross profit earned on sales from January 1, 2003 to the date of the effective rescission of the acquisition of the NFC Group were written off as of the effective date of the rescission, April 18, 2003 (see Note 3). The gross profit from these sales passed to the former owners of the NFC Group.

NOTE 3:  SIGNIFICANT TRANSACTION EFFECTING THE REGISTRANT DURING 2003

On October 1, 2001, the Company acquired North Florida Consulting, Inc ("NFC") and its related entities (the "NFC group").

Effective April 18, 2003, this acquisition was effectively rescinded and all assets and liabilities exchanged in the original transaction were returned to the original owners with certain exceptions provided for in the exchange agreement. As a result all assets and liabilities of the NFC Group reverted to the original owner and 5,000,000 shares of common stock of the Company were returned to the company subject to certain liens. As of December 31, 2003, these liens have not been removed from the shares, and the shares remain in escrow.

Proforma operating results of the Company as if the NFC Group and Whitemark Homes, Inc. and subsidiaries were never consolidated for the years ended December 31, 2003 and 2002 are as follows:

                                                  2003              2002
                                               -----------       -----------
     Sales                                     $14,848,255       $11,039,093
                                               ===========       ===========
     Loss from Operations                      $(2,611,190)      $(1,327,018)
                                               ===========       ===========
     Net Loss                                  $(1,801,714)      $(1,324,836)
                                               ===========       ===========
     Net loss per common share                 $     (0.10)      $     (0.09)
                                               ===========       ===========

NOTE 4:  SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                    2003            2002
                                                 ----------      ----------
  Cash paid for interest                        $ 1,010,991      $ 2,646,551

Non-cash Investing and Financing Activity:
  Interest on notes payable capitalized
     into land and home inventory               $ 2,289,540      $ 5,428,591
  Restricted stock issued for payment
     of notes payable                           $   319,227      $ 3,949,436
  Stock issued under S-8 registration           $    60,000      $   300,000
  Restricted stock issued for services          $    19,500      $ 1,204,597
  Restricted stock issued for conversion of
     convertible notes payable                  $    41,118         -

NOTE 5:  LAND AND HOME INVENTORY

Land and home inventory consists of the following at December 31, 2003

  Project development and construction costs    $  4,819,499
  Home construction costs                          4,810,610
  Land Cost                                       12,416,600
                                                ------------
                                                $ 22,046,709
                                                ============
NOTE 6:  EQUITY METHOD INVESTMENTS

As disclosed in Note 1, General Information and Summary of Significant Accounting Policies, a 40% equity interest was retained in GSI. Since this investment is less than 50% and the Company has no control over the activities of GSI, it is carried on the equity basis. GSI's primary assets are cash, marketable securities, receivables, and property and equipment.

During 2000, the Company borrowed $250,000 from GSI. The terms of this borrowing stipulated that the Company would give up 2% ownership in GSI at each of the specified renewal dates if the loan amount was not repaid prior to such date. At December 31, 2000, this borrowing had been renewed twice without repayment and ownership had been reduced to 36%. At December 31, 2001, the terms of this borrowing were deemed to be usurious by management and no further reductions were made. The Company intends to defend its position if GSI asserts otherwise.

NOTE 7:  NOTES PAYABLE

Notes payable consists of the following at December 31, 2003:

Construction loans with banks and others-
     interest rates of 4.98% to 30% with
     interest due monthly, principal due as
     homes or properties are sold, secured
     by real estate                              $ 13,843,170

Obligations to participation mortgage
     lenders - payments due based on cash flows
     of the Fox Glen, Glenbrook, Little Creek,
     Corner Lake, Lake Irma and Bear Gully
     projects, secured by real estate and
     partnership interests                          5,372,972

Other loans                                            22,287
                                                 ------------
                                                 $ 19,238,429
                                                 ============

Loans from related parties-interest rates
     of 4.75% to 15%, with interest due
     monthly or at payoff, depending on the
     loan terms, principal due on sale of
     lots, arrangement of other financing,        -----------
     or sale of the property                     $    699,937
                                                  ===========

Interest cost totaled $2,662,217 and $5,849,475 in 2003 and 2002, respectively. These amounts include capitalized interest of $2,289,540 and $5,428,591 in 2003 and 2002, respectively.

NOTE 8:  LEASES

The Company leases office equipment under noncancellable operating leases. Future annual minimum rental commitments under all long-term operating leases are as follows:

                  2004         89,684
                  2005         91,550
                  2006          9,906


Rent expense for 2003 and 2002 under all long term and short term operating leases was $248,291 and $333,791, respectively. The Company began subleasing a portion of its corporate office building in December 2000. The sublease expired in January 2004, however; the sublease is currently on a month-to-month basis at a rate of $32,000 anually.

NOTE 9:  RELATED PARTY TRANSACTIONS

As presented in the balance sheet, the statement of cash flows, and Note 7, the Company has borrowed funds from officers and from directors for development projects. Some of these loans mature at various dates or as homes are sold. Others are due upon arrangement of other financing or upon sale of the project. The balance due to related parties under these loans was $699,937 as of December 31, 2003.

In addition, the Company is obligated to pay the current president of the Company and prior chief financial officer of the Company certain accrued salaries under their respective employment agreements. The amount due to these individuals as of December 31, 2003 was $170,500 (less offsets of $64,717) and is included in accrued expenses in the accompanying financial statements.

The President of the Company owned the building from year 2000 until October 2003. The amounts paid in 2003 and 2002 are approximately $50,000 and $71,000, respectfully.

Home sales of approximately $744,000 were made to related parties in the year ended December 31, 2002.

NOTE 10: STOCK TRANSACTIONS

The Company issued 39,618 and 49,641 common shares during 2003 and 2002, respectively under its Dividend Reinvestment Plan and Stock Purchase Plan for proceeds of $12,371 and $68,051 respectively.

The Company issued 240,000 and 140,000 common shares during 2003 and 2002, respectively under an S-8 Registration respectively.

The Company issued 339,912 restricted shares during 2003 for conversion of convertible debentures.

The Company issued 727,273 and 2,181,466 restricted shares during 2003 and 2002, respectively for debt reduction, loan fees and interest.

The Company issued 48,750 and 1,177,619 restricted shares during 2003 and 2002, respectively for services.

NOTE 11: STOCK COMPENSATION PLAN

In September 1998 and May 2002, the Company filed S-8 registration statements registering 200,000 and 500,000 common shares for a Stock Compensation Plan adopted by the Board. The Plan allows the directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors. The Plan allows these service providers to acquire proprietary interests in the Company in exchange for their services. These interests provide incentives for high levels of service. The Board approved the issuance of 240,000 and 140,000 S-8 shares to employees and consultants during 2003 and 2002, respectively. There are currently 121,905 registered S-8 shares still available for issue through the plan as of December 31, 2003.

In addition, the Board approved the issuance of 1,115,935 and 1,177,619 restricted common shares to employees and consultants during 2003 and 2002, respectively.

NOTE 12. EMPLOYEE EQUITY OPTIONS

In conjunction with the Company's execution of employment agreements with the President and Chief Financial Officer of the Company in 2002, certain stock options were issued which provided for the option to purchase an aggregate of 1,100,000 shares of restricted stock. In addition, certain warrants were issued to an officer to the Company in 2001.

A summary of the Company's outstanding stock options and warrants as of December 31, 2003 and 2002, and the changes during the years ended December 31, 2003 and 2002 is presented below:

                                                            Weighted           Options/
                                                             Average           Warrants
             Fixed Options                  Units         Exercise Price      Exercisable
      -----------------------------    ---------------   ----------------   ---------------
      Outstanding at January 1,              100,000          $ 1.10              100,000
      2002                                                                  ===============
      Granted                              1,100,000          $ 1.17
      Exercised                                --               --
      Forfeited                                --               --
                                       ---------------   ----------------
      Outstanding at December 31,          1,200,000          $ 1.16            1,200,000
      2002                                                                  ===============
      Granted                                  --               --
      Exercised                                --               --
      Forfeited                             (100,000)         $ 1.84
                                       ---------------   ----------------
      Outstanding at December 31,          1,100,000          $ 1.10            1,100,000
      2003                             ===============   ================   ===============

    Weighted-average fair value of options/warrants granted during 2002:  -0-

    Weighted-average fair value of options/warrants granted during 2003:n/a

Due to the restricted nature of the shares underlying the options granted in 2002, the limited market for shares of the Company's stock, and the limited reliability of the Company's stock price as determined on the OTC Bulletin Board, volatility was not determined for the calculation of the fair value of the options granted. In addition, the value of the stock used as of the grant date in the calculation was based upon recent sales of restricted shares to non-employees. The significant assumptions used in determining the fair value of options granted are as follows: risk-free interest rate - 4.0%, expected life - 10 years, expected dividends - zero.

The following table summarizes information about fixed options outstanding at December 31, 2003.

                                  Outstanding Options                      Exercisable Options
                     -----------------------------------------------   -----------------------------

                                          Weighted
       Range of            Number          Average       Weighted          Number        Weighted
       Exercise         Outstanding       Remaining       Average       Exercisable      Average
        Prices          at December      Contractual     Exercise       At December      Exercise
                          31, 2003          Life           Price          31, 2003        Price
    ---------------    --------------- ---------------- ------------   --------------- -------------
       $1.10             1,100,000        7.2 years        $1.10         1,100,000        $1.10


NOTE 13. EQUITY WARRANTS

In 2001, the Company issued warrants for the purchase of 100,000 shares of the Company's restricted common stock to a consultant. These warrants were issued as partial compensation for consulting services. These warrants are immediately exercisable at $1.10 per share until expiration on January 2, 2006.

NOTE 14: RETIREMENT PLAN

The Whitemark group has established a "SIMPLE" defined contribution retirement plan which covers all electing full- time employees over age twenty-one with two years of service. The Whitemark group contributed $20,409 and $19,406 for the years ended December 31, 2003 and 2002, respectively, which represents a match of the participants' contributions up to the lesser of 3% of a participant's wages or a maximum contribution of $6,500 per participant.

NOTE 15: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended December 31, 2003 and 2002.

                                                      2003             2002
                                                   ------------    ------------
Numerator: Net Loss                              $ (3,162,244)    $ (24,301,095)

Denominator:
      Weighted avg. shares outstanding: Basic      17,445,131        15,478,963
      Weighted avg. shares outstanding: Diluted    17,645,131        15,678,963

Loss per share: Basic                            $       (.18)    $       (1.57)

Loss per share: Diluted                          $       (.18)    $       (1.55)

NOTE 16: INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2003 and 2002:

                                                   2003             2002
                                               -----------       -----------
  Current federal income tax expense/
    (benefit)                                   $ 303,000        $ (3,934,000)
  Current state income tax expense/
    (benefit)                                      65,000            (666,000)
                                               -----------        -----------
  Current income tax expense/(benefit)            428,000          (4,600,000)
  Deferred tax expense/(benefit)                 (428,000)         (7,663,000)

                                               -----------        -----------
     Total income tax expense/(benefit)         $       0        $(12,263,000)
                                               ===========        ===========

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The Company's deferred tax asset is due to the recognition of equity in losses sustained in the Company's non consolidated investee and the deferred benefit from the operating loss carryforward.

Deferred tax assets consist of the following at December 31, 2003:

  Deferred federal tax asset                $ 2,405,000
  Deferred state tax asset                      407,000
  Less valuation allowance                   (2,812,000)
                                              ---------
                                            $      -
                                              =========

The Company has a net operating loss carryforward of approximately $7,358,000 available to offset future taxable income which expires in 2023. A valuation allowance has been established to eliminate the potential deferred tax benefit in future years from the utilization of this net operating loss carryforward due to the uncertainty of the possible future tax consequences of the issuance and subsequent redemption of the Company's common stock (see 2002 Form 10-KSB, Part I, Item 3, Legal Proceedings for further detail).

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

                                                    2003             2002
                                               -------------      ----------
  Tax expense/(benefit)computed at
     U.S. statutory rates                       (1,265,000)      $ (12,476,000)
  Increases(decreases) in taxes
  resulting from:
     Net operating loss carryforward             1,270,000                -
     Non deductible equity in unconsolidated
       subsidiary                                   14,000              14,000
     State income taxes (net of federal taxes)        -                193,000
     Other                                            -                  6,000
                                               ------------        -----------
  Provision for income tax expense/
    (benefit)                                           $-      $  (12,263,000)
                                               ============        ===========

NOTE 17: SUBSEQUENT EVENTS

Two properties owned by the Company as of December 31, 2003 were sold in the first quarter of 2004 for a total of approximately $12,200,000. These properties had a carrying value of approximately $9,500,000 as of December 31, 2003. As of the closing date, the carrying value was approximately $10,700,000 resulting in a gross profit of approximately $2,700,000 to be recognized in the first quarter of 2004. Cash received from these sales, net of closing costs and repayment of the related mortgages was approximately $400,000.