Form 10KSB/A
period 2003-12-31
WHITEMARK HOMES INC
filed 2004-04-21
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

Other Legal Matters
-------------------

During the first quarter of 2004, the Company became a party to two other legal actions which relate to or arise from events relating to the Global Settlement Agreement. Adkinson has asserted that the Company is in default of the Agreement by not causing certain loan obligations relating to the Long Point Cove property to be satisfied at a discount. That property is no longer owned by the Company pursuant to the Global Settlement Agreement, and the Company maintains that it has fulfilled its obligations related thereto under the Agreement, and has filed a counterclaim against Adkinson based on this issue. The Company believes this action to be without merit.

The Company has also been named as a defendant in an action by Matthew Paul Malouf based on certain indemnification provisions related to his guaranty of a loan on the Muirfield Property and based on an asserted participation interest in that property or other properties which have since been relinquished by the Company under the Global Settlement Agreement. The obligations which were alleged to require indemnity have been satisifed and this portion of the action is subject to dismissal. The Company believes that any other of Malouf's claims are matters which were assumed by Adkinson as part of the Global Settlement Agreement, and will vigorously defend any such claims.


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

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference:

      (a) Exhibits - The following Exhibits are furnished as a part of this report:

3.1 Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000 (incorporated by reference)
3.2      By-Laws previously filed with the SEC (incorporated by reference)
9.1      Voting trust agreement (incorporated by reference)
10.1 Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)
10.2 Global Settlement Agreement filed as a part of 8-K on April 29, 2003, (incorporated by reference)
14.1 Code of Ethics (incorporated by reference to the Company's Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 14, 2004)
21.1 Subsidiaries of registrant (incorporated by reference to the Company's Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 14, 2004)
23.1 Consent of Beemer, Pricher, Kuehnhackl & Heidbrink, P.A. (incorporated by reference to the Company's Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission on April 14,
         2004)
31.1     Certification(s) of the President (filed with this Form 10-KSB)
32.1     Certification(s) of the Chief Financial Officer (filed with this
           Form 10-KSB)

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

                            WHITEMARK HOMES, INC.


April 15, 2004              By:  /s/ KENNETH "LARRY" WHITE
                               ---------------------------------
                                Kenneth "Larry" White, President, Chief
                                Executive Officer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                 Title                         Date


 /s/ LARRY WHITE                 President, Chief Executive    April 15, 2004
----------------------------     Officer and Chief Financial
Larry White                      Officer


 /s/ SCOTT D. CLARK              Director                      April 15, 2004
----------------------------
Scott D. Clark


 /s/ HUGH W. HARLING, JR.        Director                      April 15, 2004
----------------------------
Hugh W. Harling, Jr.

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