Form 10QSB
period 2004-03-31
WHITEMARK HOMES INC
filed 2004-05-17
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

      There were 18,401,419 shares, Common Stock, $.001 Par Value as of March 31, 2004.

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

     Item 3.   Controls and Procedures      .      .      .      .      .   12

Part II:  Other information

     Item 1:   Legal Proceedings    .       .      .      .      .      .   13

     Item 2:   Changes in Securities and Use of Proceeds  .      .      .   15

     Item 4:   Submission of Matters to a Vote of the Security
               Holders       .      .       .      .      .      .      .   15

     Item 5:   Other Information.   .       .      .      .      .      .   15

     Item 6:   Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K          .      .      .      .      .   15
               Signatures.   .      .       .      .      .      .      .   16

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                              As of March 31, 2004
                                   (Unaudited)


                                     ASSETS

Land and home inventory                                          $11,718,253
Cash                                                               1,264,154
Accounts receivable                                                   96,000
Prepaid expense                                                       76,248
Other assets                                                         427,081
Investment in equity method investee                                 688,905
                                                                 -----------
TOTAL ASSETS                                                     $14,270,641
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Notes payable                                                 $10,375,198
   Accounts payable                                                2,352,037
   Accrued expenses                                                3,881,445
   Related party notes payable                                       288,793
                                                                 -----------
     Total Liabilities                                            16,897,473
                                                                 -----------
Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
   shares authorized, 18,401,419 shares
   outstanding                                                        18,401
  Additional paid in capital                                      23,872,807
  Retained deficit                                               (26,518,040)
                                                                 -----------
     Total Stockholders' Deficit                                  (2,626,832)
                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $14,270,641
                                                                 ===========

See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                     2004           2003
                                                  -----------    -----------
REVENUES:
   Sales                                          $18,406,820     $4,196,596

   Cost of sales                                   16,609,381      2,869,996
                                                  -----------    -----------
GROSS PROFIT                                        1,797,439      1,326,600


Selling, general, and administrative expenses         870,772        986,594
                                                  -----------    -----------
INCOME FROM OPERATIONS                                926,667        340,006

Other Income/(Expenses):
   Interest expense                                   (31,849)      (208,738)
   Other income/expense, net                           45,836       (113,373)
                                                  -----------    -----------
INCOME BEFORE INCOME TAXES                            940,654         17,895

   Provision for income taxes                              -              -
                                                  -----------    -----------

NET INCOME                                        $   940,654    $    17,895
                                                  ===========    ===========

Income per common share - basic & diluted         $      0.05    $    0.0001
                                                  ===========    ===========

Weighted average shares - outstanding              18,356,178     17,008,962
   basic and diluted                              ===========    ===========


See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                      2004          2003
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $   940,654    $    17,895
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                       7,860         33,544
    Services acquired with stock                            -         86,932
    Write-down inventory/write off assets                   -        113,373
 Changes in operating assets and liabilities        8,754,943        294,886
                                                  -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES           9,703,457        546,630
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   (3,295)        (4,291)
  Other investing activities                                -       (201,546)
                                                  -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES                  (3,295)      (205,837)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                      4,533,165        329,062
   Repayments of notes payable                    (13,807,540)      (622,502)
   Proceeds from issuing stock                          7,339          4,783
                                                  -----------    -----------
NET CASH USED BY FINANCING ACTIVITIES              (9,267,036)      (288,657)
                                                  -----------    -----------
   Increase in Cash                                   433,126         52,136

Cash at Beginning of Period                           831,028        205,198
                                                  -----------    -----------

   CASH AT END OF PERIOD                          $ 1,264,154    $   257,334
                                                  ===========    ===========

Supplemental Disclosures
  Cash paid for interest                          $   183,567    $   231,517

  Non-cash Investing and Financing Transactions:
   Interest on notes payable capitalized as
    land and home inventory                           616,024      1,031,063
   Reduction in note payable for
    participating interest                                  -       (200,000)
   Restricted stock issued for services                     -         86,932

See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

      SELECTED INFORMATION FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2004


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

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in the Company's financial statements for the year ended December 31, 2003 that were filed with the Securities and Exchange Commission on Form 10-KSB-A on April 21, 2004. This Form, 10-QSB, and other filings by the Company are available through the Internet on the SEC's EDGAR database at www.sec.gov or from the Company upon request.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Business

ITEM 1. BUSINESS

(a) Business Development

Whitemark Homes, Inc. (the "Company" or "WTMK" or "Whitemark") was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. The Company was organized primarily to acquire and hold royalties on oil and gas properties. During 1996 the Company's name was changed to Golden Triangle Industries, Inc. On June 17, 2000, the Golden Triangle shareholders approved the purchase of Whitemark Homes, Inc., a respected private company with a long term business plan, significant assets, revenues and net income. It was determined that, after the acquisition, the Company's business would be strictly that of Whitemark and that the oil, gas and other extractive businesses would be sold. Therefore, in June 2001 the name of the Company was changed to Whitemark Homes, Inc. to reflect the new business direction. Whitemark has been in the business of developing and constructing high quality residential communities for the past twenty years, with an emphasis on customer satisfaction. Whitemark's business includes the purchase and development of lots through the construction and sale of single family homes, including designing, building and marketing. The target market is primarily vacation home and middle income buyers.

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

With the acquisition of the NFC group, the Company entered into the development of high-rise residential resort properties. However, on April 18, 2003 the acquisition was effectively rescinded and the respective entities are no longer related subsequent to the effective date of the Global Settlement Agreement (see
Part II, Item 1, Legal Proceedings for further detail).

Current Business Summary

The Company has two primary business activities: Land development and home building. Home building is by far the most significant activity.

The Company is involved in the purchase and development of lots and the construction and sale of single-family conventional homes, primarily targeting the Orlando, Florida area. The Company offers homes in a price range from $100,000 to over $350,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as the design, construction and marketing of the homes. During the first quarter 2004, Whitemark Homes sold the Little Creek property consisting of 86 acres of land subdivided into 298 lots for a sale price of approximately $7,400,000. The Corner Lake property consisting of 86 acres of land subdivided into 46 lots was sold for a sale price of approximately $4,760,000. The number of constructed homes delivered during the quarter ending March 31, 2004 was 21 with an average selling price per home of $295,830.

Sales of the Company's homes are generally made pursuant to a standard contract. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates is unobtainable within a specified period.

Summary of Significant Accounting Policies

The Company's financial statements consist of activities carried on directly and through other entities that are majority owned by the Company. This arrangement is utilized to segregate activities and limit the umbrella liability of the Company. As of March 31, 2004, the condensed consolidated financial statements include the following entities: Whitemark Homes of Florida, Inc.; Home Funding, Inc.; Whitemark Homes, Inc.; Whitemark at Oak Park, Inc.; Fox Glen Limited Partnership, Whitemark at Corner Lake, LLC, Whitemark at Glenbrook, LLC, Meadow Point Development Inc., and Whitemark at Little Creek, LLC. All significant intercompany accounts and transactions have been eliminated.

The discussion and analysis of Whitemark's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an ongoing basis. In addition, estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following items represent critical accounting policies that require significant use of judgment and estimates which are used in the preparation of Company financial statements.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Whitemark Homes, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS: The Company considers cash deposited in banks and all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

ACCOUNTS RECEIVABLE: The Company considers accounts receivable to be fully collectible; therefore, no allowance for doubtful accounts has been established.

LAND AND HOME INVENTORY: Land and home inventory is stated at the lower of cost or market value, with cost determined using the specific identification method. Costs include land purchases, purchase options, other direct project development costs, direct home construction costs, and indirect development and construction costs, including allocated salaries. Indirect costs are allocated to each residential property based on relative sales values of the home and lot. Direct costs include construction period interest.

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

EARNINGS PER SHARE: Accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity if converted. This is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus net potentially dilutive securities.

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

NOTE 2:   LAND AND HOME INVENTORY

Land and home inventory consisted of the following at March 31, 2004:

      Project development and construction cost          $5,005,505
      Home construction cost                              4,108,005
      Land Cost                                           2,604,743
                                                        -----------
                                                        $11,718,253
                                                        ===========

NOTE 3:   EQUITY METHOD INVESTEE

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

NOTE 4:   STOCK TRANSACTIONS

There were no significant stock transactions for the quarter ending March 31, 2004. All transactions occurring in this quarter were purchased under the Company's dividend reinvestment plan and stock purchase plan.

NOTE 5   RESCISSION OF ACQUISITION OF NFC

On October 1, 2001, the Company acquired North Florida Consulting, Inc. ("NFC") And it related entities (the "NFC group").

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

Proforma operating results of the Company as if the NFC Group and Whitemark Homes, Inc. and subsidiaries were never consolidated for the quarter ended March 31, 2003 are as follows:

        Sales                               $2,854,560
                                            ==========
        Income from operations              $  770,605
                                            ==========
        Net Income                          $  448,494
                                            ==========
        Net Income per common share         $     0.03
                                            ==========

In accordance with the Global Settlement Agreement, which details the rescission of the NFC transaction(see Part II, Other Information, Item 1, Legal Proceedings for further detail) there are certain items which still must be completed in order to fully comply with the Agreement. These items include the transfer of stock and the elimination of certain liabilities and/or guarantees. It is management's opinion that these items will be completed within the next two months.

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

General Overview

The Company develops real estate and builds homes. These efforts have historically been concentrated in under-served markets for entry-level, first-time move-up, and vacation homebuyers. However, efforts are now additionally focused on the mid-level homebuyer and vacation homes with housing products from $100,000 to $350,000. On a national level, housing construction continues to remain in a growth trend. Indicators for construction have shown continued growth.

Interest rates and consumer confidence are driving the housing industry. Statistics indicate that both unemployment and interest rates in the Company's largest target market (the Orlando, Florida area) continue to be relatively low.

The Company had 4 communities in various stages of acquisition and development at March 31, 2004.

Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, private and public debt and equity markets. Cash flow from operations for the three months ended March 31, 2004 was positive. This was largely due to the sale of two developed parcels and the volume of home and lot closings. Cash flow is anticipated to remain positive in the future as the home inventory begins to build and close into the subsequent periods. However, due to the timing of certain cash flows, the Company often has cash shortfalls. The Company is currently seeking sources of financing to alleviate the effect of cash shortfalls, but this type of financing has only been able to be obtained on a very limited basis.

On March 31, 2004, the Company had outstanding borrowings of approximately $10,000,000. This is a decrease of $9,000,000 from the December 31, 2003 amount of approximately $19,000,000. The sale of two properties reduced outstanding borrowings by approximately $10,400,000. Borrowings for land acquisition and development exceeded loan payments by approximately $1,400,000 for the three months ended March 31, 2004. In addition, many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender. The Company's objective is to either pre-sell the properties to the point where construction can begin or to sell the property for a profit prior to the notes coming due.

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

On March 31, 2004, the Company had total assets of approximately $14,000,000. This is a decrease of $10,000,000 from the December 31, 2003 amount of approximately $24,000,000. This change in the Company's balance sheet is primarily related to the sale of two properties (see Note 1 to the condensed consolidated financial statements).

Results of Operations for the quarter ended March 31, 2004

Revenues: Whitemark's revenues from home/land sales for the quarter ending March 31, 2004 increased from $4,196,596 to $18,406,820 when compared with the quarter ending March 31, 2003. Whitemark Homes sold the Little Creek property consisting of 86 acres of land subdivided into 298 lots, for a sale price of $7,400,000. Whitemark Homes also sold the Corner Lake property consisting of 86 acres of land subdivided into 46 lots, for a sale price of $4,760,000. The number of homes delivered for the quarter ending March 31, 2004 was 21 units with an average selling price per home of $295,830.

Gross Profit: Gross profit for the quarter ending March 31, 2004 was $1,797,439 or 9.8%, as compared to $1,326,600 or 31.67% for the quarter ending March 31, 2003. The decrease in gross profit for the quarter was a result of product mix, an increase in the price of raw materials without a corresponding increase in the sale price and an increase in costs allocated to cost of sales resulting from revised estimates of total interest and overhead expenses for each individual project.

Expenses: Selling, general and administrative expenses for the quarter ending March 31, 2004, decreased to $870,772 as compared to $986,594, for the three month ended March 31, 2003, or a decrease of $115,822.

Income from Operations: The income from operations for the quarter ending March 31, 2004 was $926,667, compared to income of $340,006 for the quarter ending March 31, 2003. The increase in income from operations of $586,661 for the quarter was a result of the sale of two parcels of land in 2004.

Other Expenses: Interest expense of $31,849 was incurred for the quarter ended March 31, 2004 versus $208,738 in the quarter ended March 31, 2003, a decrease of $176,889, as a result of the rescission of the NFC acquisition in April 2003 (see Form 10-QSB Part II, Item 1, Acquisition or Disposition of Assets).

Net Income: Net income for the quarter ending March 31, 2004 was $940,654 as compared to the net income of $17,895 for the same period in 2003. The increase in net income of $922,759 for the quarter was as a result of the factors discussed above.

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

ITEM 3.  CONTROLS AND PROCEDURES

      (A)  Evaluation Of Disclosure Controls And Procedures

           As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.

      (B)  Changes In Internal Controls

           There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Dispute of Money Owed

On October 30, 2002, Heller Financial, Inc. (Heller), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement. Whitemark is not disputing that there is money owed to Heller but the amount that is owed to Heller. As of March 31, 2004, Whitemark has recorded approximately $160,000 representing management's estimate of the amount actually due to Heller associated with this issue. The Company has accrued an additional $640,000 in reserve for the possible lawsuit claim. However, any claim greater than $160,000 will be contested by Whitemark.

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

In addition, Whitemark delivered to Michael Adkinson, or his designees, all real property acquired by Whitemark or its subsidiaries as a result of the business relationship between Whitemark and Michael Adkinson commencing in October 2001. Also in connection with the Global Settlement Agreement, certain operating accounts payable and short term and long term debt in excess of $45 million were transferred to Michael Adkinson or related entities and were eliminated from the consolidated balance sheet of Whitemark. See the proforma financial information included in Note 5 to the financial statements.

Global Settlement Agreement

In addition to the dismissal with prejudice of all lawsuits and the transfers of real property and shares of subsidiary entities described in Part II, Item 1, Legal Proceedings, the Global Settlement Agreement also terminates, cancels and releases all relevant parties from their respective obligations in any of the following agreements executed as part of the business relationship executed in or about August 2001: (1) the Exchange Agreement; (2) Closing Agreement; (3) the Guaranty Agreement; (4) Employment Agreement, (5) Security and Funding Agreement; (6) all profit participation agreements; (7) any joint venture agreements; and (8) any other document or agreement executed in connection with any of the foregoing with the exception of the Voting Agreement, which Voting Agreement shall remain in effect subject to terms of the Global Settlement Agreement.

As part of the Global Settlement Agreement, Michael Adkinson, Wayne Adkinson and Chad Adkinson resigned from all positions with Whitemark and any entity retained by Whitemark. The parties also executed mutual General Releases, or otherwise agreed that all liability between the parties would be resolved by the Global Settlement Agreement.

Governmental Action

During 2003, the Securities and Exchange Commission ("SEC") opened an investigation of the Company related to the method in which the acquisition of the NFC Group was recorded. This investigation is continuing, Whitemark is cooperating fully and has responded to all of the commission's all requests.

Other Legal Matters

During the first quarter of 2004, the Company became a party to two other legal actions which relate to or arise from events relating to the Global Settlement Agreement. Adkinson has asserted that the Company is in default of the Agreement by not causing certain loan obligations relating to the Long Point Cove property to be satisfied at a discount. That property is no longer owned by the Company pursuant to the Global Settlement Agreement, and the Company maintains that it has fulfilled its obligations related thereto under the Agreement, and has filed a counterclaim against Adkinson based on this issue. The Company believes this claim filed by Adkinson is without merit.

The Company has also been named as a defendant in an action by Matthew Paul Malouf based on certain indemnification provisions related to his guaranty of a loan on the Muirfield Property and based on an asserted participation interest in that property or other properties which have since been relinquished by the Company under the Global Settlement Agreement. The obligations which were alleged to require indemnity have been satisfied and this portion of the action is subject to dismissal. The Company believes that all other of Malouf's claims are matters which were assumed by Adkinson as part of the Global Settlement Agreement, and will vigorously defend against any such claims.

Item 2:   Change in Securities and Use of Proceeds

Issuance of Unregistered Shares

During the quarter ended March 31, 2004, the Company did not issue any additional securities other than those described in Note 4 of the financial statements, Stock Transactions. No underwriter, sales or placement agent was involved in any of the transactions.

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

           a.  Exhibits

3.1 Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000 (incorporated by reference)

3.2        By-Laws previously filed with the SEC (incorporated by reference)

10.1 Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)

10.2 Global Settlement Agreement (filed as a part of Form 8-K on April 29, 2003 (incorporated by reference))

21.1 Subsidiaries of registrant (filed with 2002 Form 10-KSB, incorporated by reference)

31.1       Certification under section 302

32.1       Certification regarding section 906

          b.  Reports on Form 8-K

              January 5, 2004: Regulation F-D Disclosure, Securities and
                   Exchange Commission civil action.

              January 29, 2004: Regulation F-D Disclosure, Acquisition or
                   disposition of assets, Sale of Two Housing Developments.

          c.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WHITEMARK HOMES, INC.


May 12, 2004
                             /s/ Kenneth White
                             ----------------------------------
                             Kenneth White
                             Chief Executive Officer
                             and acting Chief Financial Officer