Form 10QSB
period 2004-06-30
WHITEMARK HOMES INC
filed 2004-08-20
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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

     There were 18,454,145 shares, Common Stock, $.001 Par Value as of August 16, 2004

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

     Item 2.   Management's Discussion and Analysis  .        .        .   11

     Item 3.   Controls and Procedures      .        .        .        .   14

Part II:  Other information

     Item 1:   Legal Proceedings    .       .        .        .        .   14

     Item 2:   Changes in Securities and Use of Proceeds      .        .   16

     Item 4:   Submission of Matters to a Vote of the Security
               Holders     .        .       .        .        .        .   16

     Item 5:   Other Information.   .       .        .        .        .   16

     Item 6:   Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K  .       .        .        .        .   16
               Signatures. .        .       .        .        .        .   18

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                      WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               As of June 30, 2004
                                   (Unaudited)


                                     ASSETS

Land and home inventory                                             $12,034,734
Cash                                                                  2,278,256
Accounts receivable                                                     105,692
Prepaid expense                                                         119,934
Other assets                                                            389,795
Investment in equity method investee                                    250,000
                                                                    -----------

TOTAL ASSETS                                                        $15,178,411
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Notes payable                                                    $10,600,311
   Accounts payable                                                   1,938,487
   Accrued expenses                                                   5,623,361
   Related party notes payable                                          282,726
                                                                    -----------
     Total Liabilities                                               18,444,885
                                                                    -----------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
   shares authorized, 18,454,145 shares
   outstanding                                                           18,454
  Additional paid in capital                                         23,873,922
  Retained deficit                                                  (27,158,850)
                                                                    -----------
     Total Stockholders' Deficit                                     (3,266,474)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $15,178,411
                                                                    ===========

See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three Months Ended June 30,
                                   (Unaudited)



                                                      2004           2003
                                                  -----------    -----------
REVENUES:
   Sales                                          $ 4,909,171    $ 5,845,384

   Cost of sales                                    4,586,807      4,553,297
                                                  -----------    -----------
GROSS PROFIT                                          322,364      1,292,087


Selling, general, and administrative expenses         495,601      1,286,729
                                                  -----------    -----------
INCOME(LOSS) FROM OPERATIONS                         (173,237)         5,358

Other (Expenses):
   Interest expense                                   (45,030)       (87,190)
   Other Income(expense),net                           16,356       (472,212)
   Writedown of Investment                           (438,905)             -
                                                  -----------    -----------
Loss Before Income Taxes                             (640,816)      (554,044)

   Provision for income taxes                              -              -
                                                  -----------    -----------

NET LOSS                                          $  (640,816)  $   (544,044)
                                                  ===========    ===========

Loss per Common Share, Basic and Diluted          $     (0.03) $      (0.03)
                                                  ===========    ===========

Weighted average shares outstanding,               18,401,419     17,118,720
Basic and Diluted                                 ===========    ===========


See accompanying selected information.

                      WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Six Months Ended June 30,
                                   (Unaudited)


                                                      2004           2003
                                                  -----------    -----------
REVENUES:
   Sales                                          $23,315,998    $10,041,980

   Cost of sales                                   21,196,189      7,423,292
                                                  -----------    -----------
GROSS PROFIT                                        2,119,809      2,618,688


Selling, general, and administrative expenses       1,366,374      2,273,323
                                                  -----------    -----------
INCOME FROM OPERATIONS                                753,435        345,365

Other Income/(Expenses):
   Interest expense                                   (76,879)      (295,928)
   Other income(expense),net                           62,193       (585,586)
   Writedown of Investment                           (438,905)             -
                                                  -----------    -----------
INCOME(LOSS) BEFORE INCOME TAXES                      299,844       (536,149)

   Provision for income taxes                              -              -
                                                  -----------    -----------

NET INCOME(LOSS)                                  $   299,844    $  (536,149)
                                                  ===========    ===========

Income(Loss)per common share - Basic & Diluted    $      0.02   $   (   0.03)
                                                  ===========    ===========

Weighted average shares - outstanding              18,378,799     17,064,144
Basic and Diluted                                 ===========    ===========


See accompanying selected information.

                      WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                        For the Six Months Ended June 30,
                                   (Unaudited)


                                                      2004          2003
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                               $   299,844    $  (536,149)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                      16,260         39,544
    Services acquired with stock                            -        306,432
    Write-down inventory/write off assets             438,905        426,100
 Changes in operating assets and liabilities        9,770,570        858,386
                                                  -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES          10,525,579      1,094,313
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                  (31,529)        (9,686)
  Other investing activities                                -       (548,003)
                                                  -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES                 (31,529)      (557,689)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                      8,353,281        906,585
   Repayments of notes payable                    (17,408,610)    (1,467,349)
   Proceeds from issuing stock                          8,507          8,998
                                                  -----------    -----------
NET CASH USED BY FINANCING ACTIVITIES              (9,046,822)      (551,493)
                                                  -----------    -----------
   Increase (Decrease) in Cash                      1,447,228        (14,869)

Cash at Beginning of Period                           831,028        205,198
                                                  -----------    -----------

   CASH AT END OF PERIOD                          $ 2,278,256    $   190,329
                                                  ===========    ===========

Supplemental Disclosures
  Cash paid for interest                          $   221,009    $   111,975

  Non-cash Investing and Financing Transactions:
   Interest on notes payable capitalized as
    land and home inventory                           835,941      1,193,844
   Reduction in note payable for
    participating interest                                  -       (384,075)
   Restricted stock issued for services                     -        306,432

See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

     SELECTED INFORMATION FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2004


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

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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

With the acquisition of the NFC group, the Company entered into the development of high-rise residential resort properties. However, on April 18, 2003 the acquisition was effectively rescinded and the respective entities are no longer related subsequent to the effective date of the Global Settlement Agreement.

Current Business Summary

The Company has two primary business activities: Land development and home building. Home building is by far the most significant activity.

The Company is involved in the purchase and development of lots and the construction and sale of single-family conventional homes, primarily targeting the Orlando, Florida area. The Company offers homes in a price range from $100,000 to over $350,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as the design, construction and marketing of the homes. During the first quarter 2004, Whitemark Homes sold the Little Creek property consisting of 86 acres of land subdivided into 298 lots for a sale price of approximately $7,400,000. The Corner Lake property consisting of 86 acres of land subdivided into 46 lots was sold for a sale price of approximately $4,760,000. The number of constructed homes delivered during the quarter ending June 30,2004 was 24 with an average selling price per home of $201,915.

Sales of the Company's homes are generally made pursuant to a standard contract. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates is unobtainable within a specified period.

Summary of Significant Accounting Policies

The Company's financial statements consist of activities carried on directly and through other entities that are majority owned by the Company. This arrangement is utilized to segregate activities and limit the umbrella liability of the Company. As of June 30, 2004, the condensed consolidated financial statements include the following entities: Whitemark Homes of Florida, Inc.; Home Funding, Inc.; Whitemark Homes, Inc.; Whitemark at Oak Park, Inc.; Fox Glen Limited Partnership, Whitemark at Corner Lake, LLC, Whitemark at Glenbrook, LLC, Meadow Point Development Inc., and Whitemark at Little Creek, LLC. All significant intercompany accounts and transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS: The Company considers cash deposited in banks and all highly liquid investments with an original maturity of six months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

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

The Company originally acquired a 40% equity interest in Golden Square Industries, Inc. ("GSI"). This equity interest was obtained as a direct result of the business combination between Golden Triangle Industries, Inc. and Whitemark Homes of Florida, Inc. The Company wrote this investment down to management's current estimate of its realizable value as of June 30, 2004.

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

NOTE 2:   LAND AND HOME INVENTORY

Land and home inventory consisted of the following at June 30, 2004:

      Project development and construction cost             $4,954,551
      Home construction cost                                 4,387,951
      Land Cost                                              2,692,232
                                                           -----------
                                                           $12,034,734
                                                           ===========

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

During the quarter ended June 30, 2004, the Company wrote down the investment in GSI to management's current estimate of its realized value. Factors contributing to this write-down were the unavailability of audited financial information for GSI, the gradual loss of regular contact with representatives of GSI and management's unwillingness to pursue legal action at this time.

NOTE 4:   STOCK TRANSACTIONS

There were no significant stock transactions for the quarter ending June 30, 2004. All transactions occurring in this quarter were purchased under the Company's dividend reinvestment plan and stock purchase plan.

NOTE 5:  RESCISSION OF ACQUISITION OF NFC

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

Proforma operating results of the Company as if the NFC Group and Whitemark Homes, Inc. and subsidiaries were never consolidated for the six months ended June 30, 2003 are as follows:

         Sales                                       $8,419,603
                                                     ==========
         Loss from operations                        $  (27,671)
                                                     ==========
         Net Loss                                    $ (106,245)
                                                     ==========
         Net Loss per common share                   $    (0.01)
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

The Company had 4 communities in various stages of acquisition and development at June 30, 2004.

Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, private and public debt and equity markets. Cash flow from operations for the six months ended June 30, 2004 was positive. This was largely due to the sale of two developed parcels and the volume of home and lot closings. Cash flow is anticipated to remain positive in the future as the home inventory begins to build and close into the subsequent periods. However, due to the timing of certain cash flows, the Company often has cash shortfalls. The Company is currently seeking sources of financing to alleviate the effect of cash shortfalls, but this type of financing has only been able to be obtained on a very limited basis.

On June 30, 2004, the Company had outstanding borrowings of approximately $10,600,000. This is a decrease of $8,400,000 from the December 31, 2003 amount of approximately $19,000,000. The sale of two properties reduced outstanding borrowings by approximately $10,400,000. Borrowings for land acquisition and development exceeded loan payments by approximately $1,400,000 for the six months ended June 30, 2004. In addition, many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender. The Company's objective is to either pre-sell the properties to the point where construction can begin or to sell the property for a profit prior to the notes coming due.

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

For the six months ended June 30, 2004, the Company had net cash provided by operations of $10,525,579, compared to $1,094,313 in the year earlier period. The increased of $9,431,266 was mainly attributable to the company's net income in the 2004 period of $738,749 compared to a net loss of $536,149 in the 2003 period, and an increase in the change in operating assets and liabilities of to $9,770,570 in the 2004 period from $858,386 in the 2003 period.

Cash used by investing activities was $31,529 for the six months ended June 30, 2004 and was $557,689 for the six months ended June 30, 2003. The decrease of $526,160 was mainly the result of $548,003 of the other investing activities in 2003 which did not occur in 2004.

Cash used by financing activities was $9,046,822 in the six month ended June 30, 2004, consisting of $8,353,281 in proceeds from notes payable, $17,408,610 repayments of notes payable and $8,507 in proceeds from issuing stock. In the 2003 period, the net cash used by financing activities was $551,493, consisting of $906,585 in proceeds from notes payable, $1,467,349 in repayment of notes payable, and $8,998 in proceeds from issuing stock.

Results of Operations for the quarter ended June 30, 2004

Revenues: Whitemark's revenues from home/land sales for the quarter ending June 30, 2004 decreased to $4,909,171 from $5,845,384 when compared with the quarter ending June 30, 2003. Revenues from home sales for the six months ending June 30, 2004 increased to $23,315,998 from $10,041,980 when compared with the same six month period for 2003. Whitemark Homes sold the Little Creek property consisting of 86 acres of land subdivided into 298 lots, for a sale price of approximately $7,400,000. Whitemark Homes also sold the Corner Lake property consisting of 86 acres of land subdivided into 46 lots, for a sale price of approximately $4,760,000. The number of homes delivered for the quarter ending June 30, 2004 was 24 units with an average selling price per home of $201,915.

Gross Profit: Gross profit for the quarter ending June 30, 2004 was $322,364 or 6.6%, as compared to $1,292,087 or 22.1% for the quarter ending June 30, 2003. Gross profit for the six months ending June 30, 2004 was $2,119,809 or 9.1%, as compared to $2,618,688 or 26.1% for the same period in 2003. The decrease in gross profit for the quarter was a result of product mix, an increase in the price of raw materials without a corresponding increase in the sale price and an increase in costs allocated to cost of sales resulting from revised estimates of total interest and overhead expenses for each individual project.

Expenses: Selling, general and administrative expenses decreased to $495,601 and $1,366,374, respectively for the quarter and six months ending June 30, 2004. This is a decrease of $791,128 or 61% from $1,286,729 for the quarter ending June 30, 2003 and an decrease of $906,949 or 40% from $2,273,323 for the six months ending June 30, 2003. The decrease in operating expenses for the current period was principally a result of reduction of marketing, new project, and other cost cutting measures.

Income (Loss) From Operations: The loss from operations of $(173,237) was incurred for the quarter ended June 30, 2004 versus income of $5,358 in the quarter ended June 30, 2003, a decrease of $178,595 in income. Income from operations for the six months ended June 30, 2003 was $753,435 as compared to $345,365 for the same period in 2003. The increases in income from operations of $408,070 for the six months were mainly a result of the decrease in expenses.

Other Expenses: Interest expense of $45,030 was incurred for the quarter ended June 30, 2004 versus $87,190 in the quarter ended June 30, 2003, a decrease of $42,160. Interest expense for the six months ended June 30, 2004 was $76,879 as compared to $295,928 for the same period in 2003, as a result of the rescission of the NFC acquisition in April 2003 (see Form 10-QSB Part II, Item 1, Acquisition or Disposition of Assets). See Note 3 to Financial Statements for a Discussion of the Write-Down of Investment.

Net Loss: Net loss for the quarter ending June 30, 2004 was $(640,816) as compared to the net loss of $(544,044) for the same period in 2003. Net income for the six months ending June 30, 2004 was $299,844 as compared to the net loss of $(536,149) for the same six month period 2003. The changes in net income of $(96,772) and $835,993 for the quarter and six months, respectively, were mainly as a result of the factors discussed above as well as the writedown of the investment in GSI. (See Note 3 to Financial Statements).

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

Item 3.  Controls And Procedures

     (A)  Evaluation Of Disclosure Controls And Procedures

          As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

      (B)  Changes In Internal Controls Over Financial Reporting

          In connection with the evaluation of the Company's internal controls for the three months ended June 30, 2004, the Company's Principal Executive Officer/Acting Principal Financial Officer (one person) has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Dispute of Money Owed

On October 30, 2002, Heller Financial, Inc. ("Heller"), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement.

Whitemark is not disputing that there is money owed to Heller but the amount that is owed to Heller. As of June 30, 2004, Whitemark has recorded approximately $160,000 representing management's estimate of the amount actually due to Heller associated with this issue. The Company has accrued an additional $640,000 in reserve for the possible lawsuit claim. However, any claim greater than $160,000 will be contested by Whitemark.

On October 3, 2003, Paulson Investment Company Inc. filed a lawsuit against Whitemark Homes, Inc. for non-payment of $91,478 plus interest at a rate of 6% per year. The non-payment is allegedly owed in connection with a letter of intent for a proposed public offering to be underwritten by Paulson. The action is pending in the Circuit Court, in and for Seminole County, Florida. Whitemark Homes disputes the amount owed and intends to defend itself in court.

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

Governmental Action

During 2003, the Securities and Exchange Commission ("SEC") opened an investigation of the Company related to the method in which the acquisition of the NFC Group was recorded. This investigation is continuing, Whitemark is cooperating fully and has responded to all of the Commission's requests.

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


Item 2:  Change in Securities and Use of Proceeds

Issuance of Unregistered Shares

During the quarter ended June 30, 2004, the Company did not issue any unregistered securities.

Item 3:  Default Upon Senior Securities - Not applicable.  [Cornell Debentures.]

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

                             WHITEMARK HOMES, INC.


August 20, 2004
                             /s/Kenneth White
                             --------------------------------
                             Kenneth White
                             Chief Executive Officer
                             and acting Chief Financial Officer

                                  EXHIBIT 31.1

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

         I, Kenneth White, certify that:

         1. I have reviewed this form 10-QSB for the quarter ended June 30, 2004 of Whitemark Homes, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

         4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have:

             (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             (b)  Omitted;

             (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

         5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

             (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

             (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    August 20, 2004


                                           /s/Kenneth White
                                           --------------------------------
                                           Kenneth White
                                           Chief Executive Officer
                                           and acting Chief Financial Officer




The introductory paragraph of Section 4 of this certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Whitemark Homes, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

         Date:  August 20, 2004


                                          /s/Kenneth White
                                          --------------------------------
                                          Kenneth White
                                          Chief Executive Officer
                                          and acting Chief Financial Officer


         A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Whitemark Homes, Inc. and will be retained by Whitemark Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.