Form 10QSB
period 2004-09-30
WHITEMARK HOMES INC
filed 2004-11-22
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

      There were 21,568,068 shares, Common Stock, $.001 Par Value as of November 19, 2004.

                              WHITEMARK HOMES, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                    Page
                                                                    ----

Part I.   Financial Information

     Item 1.   Condensed Consolidated Financial Statements    .        3

     Item 2.   Management's Discussion and Analysis  .        .        12

     Item 3.   Controls and Procedures      .        .        .        14

Part II:  Other information

     Item 1:   Legal Proceedings    .       .        .        .        15

     Item 2:   Changes in Securities and Use of Proceeds      .        17

     Item 4:   Submission of Matters to a Vote of the Security
               Holders     .        .       .        .        .        17

     Item 5:   Other Information.   .       .        .        .        17

     Item 6:   Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K    .        .        .        17

               Signatures. .        .       .        .        .        18

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            As of September 30, 2004
                                   (Unaudited)

                                     ASSETS

Land and home inventory                                       $ 11,618,386
Cash                                                             1,453,262
Accounts receivable                                                698,142
Prepaid expense                                                    112,228
Other assets                                                       405,131
Investment in equity method investee                               250,000
                                                              ------------

TOTAL ASSETS                                                  $ 14,537,149
                                                              ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Notes payable                                              $  9,673,240
   Accounts payable                                              1,543,873
   Accrued expenses                                              5,881,670
   Related party notes payable                                     279,620
                                                              ------------
     Total Liabilities                                          17,378,403
                                                              ------------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
   shares authorized, 21,561,861 shares
   outstanding                                                      21,562
  Additional paid in capital                                    24,098,330
  Retained deficit                                             (26,961,146)
                                                              ------------
     Total Stockholders' Deficit                                (2,841,254)
                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 14,537,149
                                                              ============

See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Three Months Ended September 30,
                                   (Unaudited)

                                                       2004           2003
                                                   ------------    ------------
REVENUES:
   Sales                                           $  4,727,495    $  2,890,428

   Cost of sales                                      4,016,471       2,810,745
                                                   ------------    ------------
GROSS PROFIT                                            711,024          79,683

Selling, general, and administrative expenses           503,023         824,130
                                                   ------------    ------------
INCOME(LOSS) FROM OPERATIONS                            208,001        (744,447)

Other Income(expenses):
   Interest expense                                     (21,688)        (37,612)
   Other Income, net                                     11,391              --
                                                   ------------    ------------
Income(Loss) Before Income Taxes                        197,704        (782,059)

   Provision for income taxes                                --              --
                                                   ------------    ------------

NET INCOME(LOSS)                                   $    197,704    $   (782,059)
                                                   ============    ============

Income(Loss) per Common Share, Basic and Diluted   $       0.01    $      (0.04)
                                                   ============    ============

Weighted average shares outstanding,                 19,958,927      17,683,905
Basic and Diluted                                   ===========     ===========

See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Nine Months Ended September 30,
                                   (Unaudited)

                                                      2004            2003
                                                  ------------    ------------
REVENUES:
   Sales                                          $ 28,043,493    $ 12,932,408

   Cost of sales                                    25,212,660      10,234,037
                                                  ------------    ------------
GROSS PROFIT                                         2,830,833       2,698,371

Selling, general, and administrative expenses        1,869,396       3,097,453
                                                  ------------    ------------
INCOME(LOSS) FROM OPERATIONS                           961,437        (399,082)

Other Income/(Expense):
   Interest expense                                    (98,568)       (333,540)
   Other income(expense),net                            73,584        (155,301)
   Writedown of Investment                            (438,905)             --
                                                  ------------    ------------
INCOME(LOSS)From Continuing operations
   BEFORE INCOME TAXES                                 497,548        (887,923)

   Provision for income taxes                               --              --
                                                  ------------    ------------
Discontinued Operations (Note 5)
   Loss from Operations of NFC Group, Including
     Loss on disposal of $430,285                           --        (430,285)
                                                  ------------    ------------
Loss From Discontinued Operations                           --        (430,285)
                                                  ------------    ------------

NET INCOME(LOSS)                                  $    497,548    $ (1,318,208)
                                                  ============    ============

Income(Loss)per common share - Basic & Diluted    $       0.03    $      (0.08)
                                                  ============    ============

Weighted average shares - outstanding               18,909,353      17,273,001
Basic and Diluted                                  ===========     ===========

See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                     For the Nine Months Ended September 30,
                                   (Unaudited)

                                                             2004             2003
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                       $    497,548    $ (1,318,208)
  Adjustments to reconcile net income (loss) to
  net cash provided by continuing operating activities:
    Income from discontinued operations                             --        (430,285)
    Loss on disposal of discontinued operation                      --         430,285
    Depreciation and amortization                               24,600          45,544
    Services acquired with stock                                    --         338,726
    Write-down inventory/write off assets                      438,905              --
 Changes in operating assets and liabilities                 9,443,038       1,846,748
                                                          ------------    ------------
NET CASH PROVIDED BY CONTINUING OPERATING
ACTIVITIES                                                  10,404,091         912,810

NET CASH PROVIDED BY DISCONINUED OPERATIONS                         --         430,285
                                                          ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   10,404,091       1,343,095

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                           (32,374)        (11,203)
  Other investing activities                                        --        (548,003)
                                                          ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES                          (32,374)       (559,206)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                              11,770,401         906,858
   Repayments of notes payable                             (21,755,906)     (1,467,349)
   Proceeds from issuing stock                                 236,022          11,304
                                                          ------------    ------------
NET CASH USED BY FINANCING ACTIVITIES                       (9,749,483)       (549,187)
                                                          ------------    ------------
   Increase in Cash                                            622,234         234,702

Cash at Beginning of Period                                    831,028         205,198
                                                          ------------    ------------

   CASH AT END OF PERIOD                                  $  1,453,262    $    439,900
                                                          ============    ============
Supplemental Disclosures
  Cash paid for interest                                  $    261,771    $    183,567

  Non-cash Investing and Financing Transactions:
   Interest on notes payable capitalized as
    land and home inventory                                  1,067,305       1,449,367

   Restricted stock issued for services                             --          19,500
   Restricted stock issued for payment of
     notes payable                                                             319,226

See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

      SELECTED INFORMATION FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2004

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

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in the Company's financial statements for the year ended December 31, 2003 that were filed with the Securities and Exchange Commission on Form 10-KSB-A or Form 10-KSB/A, which the Company expects to file in the near future. This Form, 10-QSB, and other filings by the Company are available through the Internet on the SEC's EDGAR database at www.sec.gov or from the Company upon request.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Business

Business Development

Whitemark was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. The Company was organized primarily to acquire and hold royalties on oil and gas properties. During 1996 the Company's name was changed to Golden Triangle Industries, Inc. On June 17, 2000, the Golden Triangle shareholders approved the purchase of Whitemark Homes, Inc., a respected private company with a long term business plan, significant assets, revenues and net income. It was determined that, after the acquisition, the Company's business would be strictly that of Whitemark and that the oil, gas and other extractive businesses would be sold. Therefore, in June 2001 the name of the Company was changed to Whitemark Homes, Inc. to reflect the new business direction. Whitemark has been in the business of developing and constructing high quality residential communities for the past twenty years, with an emphasis on customer satisfaction. Whitemark's business includes the purchase and development of lots through the construction and sale of single family homes, including designing, building and marketing. The target market is primarily vacation home and middle income buyers.

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

The Company is involved in the purchase and development of lots and the construction and sale of single-family conventional homes, primarily targeting the Orlando, Florida area. The Company offers homes in a price range from $100,000 to over $350,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as the design, construction and marketing of the homes. During the first quarter of 2004, Whitemark Homes sold the Little Creek property consisting of 86 acres of land subdivided into 298 lots for a sale price of approximately $7,400,000. The Corner Lake property consisting of 86 acres of land subdivided into 46 lots was sold for a sale price of approximately $4,760,000 on January 16, 2004. The number of constructed homes delivered during the quarter ending September 30, 2004 was 25 with an average selling price per home of $189,055.

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

Summary of Significant Accounting Policies

The Company's financial statements consist of activities carried on directly and through other entities that are majority owned by the Company. This arrangement is utilized to segregate activities and limit the umbrella liability of the Company. As of September 30, 2004, the condensed consolidated financial statements include the following entities: Whitemark Homes of Florida, Inc.; Home Funding, Inc.; Whitemark Homes, Inc.; Whitemark at Oak Park, Inc.; Fox Glen Limited Partnership, Whitemark at Corner Lake, LLC, Whitemark at Glenbrook, LLC, Meadow Point Development Inc., and Whitemark at Little Creek, LLC. All significant intercompany accounts and transactions have been eliminated.

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

LONG-TERM ASSETS: The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under SFAS 144, long-lived assets and certain intangibles are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

EQUITY METHOD INVESTEES: The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities.

The Company originally acquired a 40% equity interest in Golden Square Industries, Inc. ("GSI"). This equity interest was obtained as a direct result of the business combination between Golden Triangle Industries, Inc. and Whitemark Homes of Florida, Inc. The Company wrote this investment down to management's revised estimate of its realizable value as of June 30, 2004. No writedowns were made subsequent to June 30, 2004.

REVENUE RECOGNITION: The Company recognizes revenue from all land development activities in accordance with Statement of Financial Accounting Standards No.
66. Direct costs are capitalized into land development costs. Interest and property taxes are capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest and property taxes are directly expensed. Income from the sale of residential units or land parcels is recognized when closings have occurred and the risk of ownership is transferred to the buyer. Sales commissions are included in selling, general and administrative expense.

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

NOTE 2: LAND AND HOME INVENTORY

Land and home inventory consisted of the following at September 30, 2004:

         Project development and construction cost   $ 2,873,659
         Home construction cost                        4,091,610
         Land cost                                     4,653,117
                                                     -----------
                                                     $11,618,386
                                                     ===========

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

During the quarter ended June 30, 2004, the Company wrote down the investment in GSI to management's current estimate of its realizable value. Factors contributing to this write-down were the unavailability of audited financial information for GSI, the gradual loss of regular contact with representatives of GSI and management's unwillingness to pursue legal action at this time.

NOTE 4: STOCK TRANSACTIONS

The Company issued 625,000 restricted common shares during the quarter ending September 30, 2004 for conversion of convertible debentures. These debentures were convertible into shares of common stock at a price equal to either (a) an amount to equal one hundred twenty percent of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent of the average closing bid price of the common stock for the four trading days immediately preceding the conversion date. One debenture was converted in the amount of $25,000 under which the conversion price was $0.04.

The Company issued 7,142,857 restricted common shares to its majority shareholder for the conversion of $200,000 of convertible debentures arising from the shareholder's purchase of these debentures from a lender to the Company. The conversion price amounted to $0.28 per share.

During the quarter ending September 30, 2004, the Company received and immediately canceled 4,650,000 shares returned pursuant to the Global Settlement Agreement resulting in the rescission of the NFC acquisition. (See Note 5.)

During the quarter ending September 30, 2004, the Company issued 26,525 restricted shares for consideration of $2,515 under its Dividend Reinvestment and Stock Purchase Plan.

NOTE 5: DISCONTINUED OPERATIONS

On October 1, 2001, the Company acquired NFC and its related entities (the "NFC group") in exchanged for 5,000,000 shares of Whitemark common stock. The value of the Whitemark shares was determined in accordance with SFAS 141, Business Combinations. Due to the fact that Whitemark's stock is thinly traded, the quoted market price was not representative of the fair value of the securities. Accordingly, the fair market value of the net assets (as a group) of NFC was used to determine the amount to be recorded. Substantially all of the NFC assets were real estate development projects and options to acquire real estate. Independent appraisals of underdeveloped land were used as aid in determining the minimum fair value of the NFC Group assets and the Whitemark securities issued. A discounted future cash flow valuation approach, assuming the ultimate development and sale of each project, would have yielded a substantially higher aggregate value for NFC. This approach was not used because the probability that every project would ultimately be developed and sold by Whitemark could not be objectively measured at the acquisition date.

Whitemark had to reconsider its relationship with the former principal shareholder of NFC in the third quarter of 2002 when the Company learned that the individual's background was a concern to potential financing sources and that his removal might be necessary in order to obtain development financing for the NFC projects. During the fourth quarter of 2003 Whitemark attempted to negotiate a separation of the Company and the former NFC shareholder. In February 2003, the former principal shareholder of NFC initiated litigation against the Company.

The acquisition was effectively rescinded April 18, 2003 and all assets and liabilities exchanged in the original transaction were returned to the original owners with certain exceptions provided for in the settlement agreement. As a result, all assets and liabilities of the NFC Group reverted to the original owner and 5,000,000 shares of common stock of the Company were returned to the Company subject to certain liens. As of September 30, 2004, liens against 4,650,000 shares have been removed, and the shares were canceled by the Company.

This transaction was effectively a discontinuance of the operation of the NFC Group by the Company. Consequently, the Company charged off significant amounts of assets during the six months ending June 30, 2003. The amounts and discussion of these charges is as follows:

         Equity in the NFC Group transferred
         to former owners                        $430,285
                                                 --------
         Total loss on discontinued operations   $430,285
                                                 ========

Gross profit of $430,285 earned on sale from January 1, 2003 to the date of the effective rescission of the acquisition of the NFC Group was written off as of the effective date of the rescission, April 18, 2003. The assets generated from these sales passed to the former owners of the NFC Group as part of the settlement agreement and were retained by the former owners and, therefore, were reported as a loss from discontinued operations.

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

General Overview

The Company develops real estate and builds homes. These efforts have historically been concentrated in under-served markets for entry-level, first-time move-up, and vacation homebuyers. However, efforts are now additionally focused on the mid-level homebuyer and vacation homes with housing products from $100,000 to over $350,000. On a national level, housing construction continues to remain in a growth trend. Indicators for construction have shown continued growth.

Interest rates and consumer confidence are driving the housing industry. Statistics indicate that both unemployment and interest rates in the Company's largest target market (the Orlando, Florida area) continue to be relatively low.

The Company had 4 communities in various stages of acquisition and development at September 30, 2004.

Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, private and public debt and equity markets. Cash flow from operations for the nine months ended September 30, 2004 was positive. This was largely due to the sale of two developed parcels and the volume of home and lot closings. Cash flow is anticipated to remain positive in the future as the home inventory begins to build and close into the subsequent periods. However, due to the timing of certain cash flows, the Company often has cash shortfalls. The Company is currently seeking sources of financing to alleviate the effect of cash shortfalls, but this type of financing has only been available to the Company on a very limited basis.

On September 30, 2004, the Company had outstanding note payable of approximately $10,000,000. This is a decrease of $9,000,000 from the December 31, 2003 amount of approximately $19,000,000. The sale of two properties reduced outstanding borrowings by approximately $10,400,000. Borrowings for land acquisition and development exceeded loan payments by approximately $1,400,000 for the nine months ended September 30, 2004. In addition, many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender. The Company's objective is to either pre-sell the properties to the point where construction can begin or to sell the property for a profit prior to the notes coming due.

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

On September 30, 2004, the Company had total assets of approximately $15,000,000. This is a decrease of approximately $9,000,000 from the December 31, 2003 amount of approximately $24,000,000. This change in the Company's balance sheet is primarily related to the sale of two properties (see Note 1 to the condensed consolidated financial statements).

Results of Operations for the quarter and nine months ended September 30, 2004

Revenues: Whitemark's revenues from home/land sales for the quarter ending September 30, 2004 increased to $4,727,495 from $2,890,428 when compared with the quarter ending September 30, 2003. Revenues from home sales for the nine months ending September 30, 2004 increased from $12,932,408 to $28,043,493 when compared with the same nine month period for 2003. Whitemark Homes sold the Little Creek property consisting of 86 acres of land subdivided into 298 lots, for a sale price of approximately $7,400,000. Whitemark Homes also sold the Corner Lake property consisting of 86 acres of land subdivided into 46 lots, for a sale price of approximately $4,760,000. The number of homes delivered for the quarter ending September 30, 2004 was 25 units with an average selling price per home of approximately $189,000.

Gross Profit: Gross profit for the quarter ending September 30, 2004 was $711,024 or 15%, as compared to $79,683 or 2.8% for the quarter ending September 30, 2003. Gross profit for the nine months ending September 30, 2004 was $2,830,833 or 10.1%, as compared to $2,698,371 or 20.9% for the same period in 2003. The decrease in gross profit percentage for the quarter was a result of product mix, an increase in the price of raw materials without a corresponding increase in the sale price and an increase in costs allocated to cost of sales resulting from revised estimates of total interest and overhead expenses for each individual project.

Expenses: Selling, general and administrative expenses decreased to $503,023 and $1,869,396, respectively for the quarter and nine months ending September 30, 2004. This is a decrease of $321,107 or 39% from $824,130 for the quarter ending September 30, 2003 and a decrease of $1,228,057 or 40% from $3,097,453 for the nine months ending September 30, 2003. The decrease in operating expenses for the current period was principally a result of reduction of Marketing, New Project, and other cost cutting measures.

Income (Loss) From Operations: Income from continuing operations of $208,001 was generated for the quarter ended September 30, 2004 versus a loss of $(744,447) in the quarter ended September 30, 2003, a increase of $952,448 in income. Income from operations for the nine months ended September 30, 2003 was $961,437 as compared to a loss of $(399,082) for the same period in 2003. The increase in income from operations of $1,360,519 for the nine months was a result of the factors discussed above.

Other Expenses: Interest expense of $21,688 was incurred for the quarter ended September 30, 2004 versus $37,612 in the quarter ended September 30, 2003, a decrease of $15,924. Interest expense for the nine months ended September 30, 2004 was $98,568 as compared to $333,540 for the same period in 2003, as a result of the rescission of the NFC acquisition in April 2003 (see Form 10-QSB
Part II, Item 1, Acquisition or Disposition of Assets). See Note 3 to the financial statements for a discussion of the write-down of investment of $438,905 for the nine months ended September 30, 2004.

Net Income(Loss): Net income for the quarter ending September 30, 2004 was $197,704 as compared to the net loss of $(782,059) for the same period in 2003. Net income for the nine months ending September 30, 2004 was $497,548 as compared to the net loss of $(1,318,208) for the same nine month period 2003. The changes in net income of $979,763 and $1,815,756 for the quarter and nine months, respectively, were as a result of the factors discussed above, as well as the write-down of the investment in GSI (See Note 3 to the financial statements).

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

Item 3. Controls And Procedures

      (A)   Evaluation Of Disclosure Controls And Procedures

            As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Acting Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level.

      (B)   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

            In connection with the evaluation of the Company's internal controls over financial reporting during the Company's last fiscal quarter, the Company's Principal Executive Officer and Acting Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected or is reasonably likely to affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Dispute of Money Owed

On October 30, 2002, Heller Financial, Inc. (Heller), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement. Whitemark is not disputing that there is money owed to Heller but the amount that is owed to Heller. As of December 31, 2003, Whitemark has recorded approximately $160,000 representing management's estimate of the minimum amount actually due to Heller associated with this issue. The Company has accrued an additional $640,000 in reserve for this lawsuit claim. This reserve represents Management's estimate of the probable loss in the event the Company is unsuccessful in defending this litigation. A summary judgment has been entered in favor of Heller, but the judgment is subject to a motion for reconsideration and has not become final. Management has decided to appeal the judgment if it becomes final and to pursue a separate action against Heller for monies which should have been set off against Heller's claim.

On October 3, 2003, Paulson Investment Company Inc. filed a lawsuit against Whitemark Homes, Inc. for non-payment of $91,478 plus interest at a rate of 6% per year. The nonpayment represents monies which Paulson alleges it its owed for its due diligence costs in connection with a letter of intent for a proposed public offering to be underwritten by Paulson. Whitemark contends that certain conditions precedent to Whitemark's liability for these monies did not ever occur. This lawsuit was settled in November 2004 for a cash payment of $15,000. This payment was made to the arbitrators and, as of the date of the filing of this Form 10-QSB, the final signed release has yet to be received by Company.

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

As part of the Global Settlement Agreement, after the settlement conditions have been satisfied, Whitemark will receive all ownership rights to 5,000,000 shares of Whitemark restricted common stock, collectively owned by Michael Adkinson, Chad Adkinson, Wayne Adkinson, Jan Adkinson and Henry Devarona, subject to a collateral pledge agreement in favor of certain banks securing a loan in the amount of $2,700,000. During the quarter ended September 30, 2004, 4,650,000 of the shares have been returned to Whitemark free and clear of the liens, and have been retired. Whitemark was also relieved of certain debt obligations related to the real property being transferred to Michael Adkinson, or his designees. Whitemark Homes also received the Orlando, Florida home of Michael Adkinson, subject to certain liens.

In addition, Whitemark delivered to Michael Adkinson, or his designees, all real property acquired by Whitemark or its subsidiaries as a result of the business relationship between Whitemark and Michael Adkinson commencing in October 2001. Also in connection with the Global Settlement Agreement, certain operating accounts payable and short term and long term debt in excess of $45 million were transferred to Michael Adkinson or related entities and were eliminated from the consolidated balance sheet of Whitemark. See Note 5 to the financial statements.

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

Governmental Action

During 2003, the Securities and Exchange Commission ("SEC") opened an investigation of the Company related to the method in which the acquisition of the NFC Group was recorded. This investigation is continuing and Whitemark is cooperating fully. It is management opinion that no laws or regulations have been violated and that this matter will be resolved.

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

The Company has been named as a defendant in an action by HOME OWNERSHIP & MORTGAGE EXPERTS, INC. a Florida corporation, seeking to recover up to $225,000.00 based on a mortgage brokerage agreement on the Company's Little Creek project. The Company believes there are a number of defenses to this claim and is defending against it.

Item 2: Changes in Securities and Use of Proceeds

Issuance of Unregistered Shares

The Company issued 625,000 restricted common shares during the quarter ending September 30, 2004 for conversion of convertible debentures. These debentures were convertible into shares of common stock at a price equal to either (a) an amount to equal one hundred twenty percent of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent of the average closing bid price of the common stock for the four trading days immediately preceding the conversion date. One debenture was converted in the amount of $25,000 under which the conversion price was $0.04.

The Company issued 7,142,857 restricted common shares to its majority shareholder and Chief Executive Officer for the conversion of $200,000 of convertible debentures arising from the shareholder's purchase of these debentures from a lender to the Company. The conversion price amounted to $0.28 per share.

During the quarter ending September 30, 2004, the Company received and immediately canceled 4,650,000 shares returned pursuant to the Global Settlement Agreement resulting in the rescission of the NFC acquisition. (See Note 5.)

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

            3.2 By-Laws previously filed with the SEC (incorporated by reference)

            10.1 Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)

            10.2 Global Settlement Agreement (filed as a part of Form 8-K on April 29, 2003 (incorporated by reference))

            21.1 Subsidiaries of registrant (filed with 2002 Form 10-KSB, incorporated by reference)

            31.1  Certification under section 302

            31.2  Certification under section 302

            32.1  Certification regarding section 906

      c.    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WHITEMARK HOMES, INC.

November 22, 2004
                                       /s/ Kenneth White
                                       -----------------------------------------
                                       Kenneth White
                                       Chief Executive Officer

November 22, 2004
                                       /s/ Russ Christensen
                                       -----------------------------------------
                                       Russ Christensen
                                       Acting Principal Financial Officer