Form 10KSB/A
period 2003-12-31
WHITEMARK HOMES INC
filed 2004-12-03
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 2 to
                                   FORM 10-KSB


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


 PART II

      Item 5.    Market for Registrant's Common Equity and Related
                   Stockholder Matters    .     .     .     .     .     .     9
      Item 6.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations      .     .     .    10
      Item 7.    Financial Statements and Supplementary Data      .     .    14
      Item 8.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure      .     .     .    14
      Item 8A.   Controls and Procedures  .     .     .     .     .     .    14


 PART III

      Item 9.    Directors and Executive Officers of the Registrant     .    15
      Item 10.   Executive Compensation   .     .     .     .     .     .    17
      Item 11.   Security Ownership of Certain Beneficial Owners
                   and Management   .     .     .     .     .     .     .    20
      Item 12.   Certain Relationships and Related Transactions   .     .    21
      Item 13.   Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K      .     .     .     .     .     .     .    22
      Item 14.   Auditor Fee's      .     .     .     .     .     .     .    22
                   Signatures .     .     .     .     .     .     .     .    24


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

Glenbrook

"A Vacation Resort Lifestyle Community", Glenbrook, a 266 lot, 70 acre development is located in one of the most vibrant real estate markets anywhere, only 10 minutes from Disney and other major attractions. Amenities such as the Glenbrook Resort Community Recreation Facility feature a resort-style pool with waterfall, tennis courts, work-out room, game room, and media room with internet access.

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


ITEM 3.  LEGAL PROCEEDINGS


Dispute of Money Owed


On October 30, 2002, Heller Financial, Inc. (Heller), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement. Whitemark is not disputing that there is money owed to Heller but the amount that is owed to Heller. As of December 31, 2003, Whitemark has recorded approximately $160,000 representing management's estimate of the amount actually due to Heller associated with this issue. An additional $640,000 reserve has been accrued as such additional claim is reasonably estimated and is probable despite the fact that such amount will be contested by Whitemark.

On October 3, 2003, Paulson Investment Company Inc. filed a lawsuit against Whitemark Homes, Inc. for non-payment of $91,478 plus interest at a rate of 6% per year. The non-payment is allegedly owed in connection with a letter of intent for a proposed public offering to be underwritten by Paulson. The action is pending in the Circuit Court, in and for Seminole County, Florida. Whitemark Homes disputes the amount owed and intends to defend itself in court. No accrual or reserve for loss has been made related to this matter as the probability of such loss cannot be determined or reasonably estimated.


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


Global Settlement Agreement


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

Governmental Action


During 2003, the Securities and Exchanged Commission ("SEC") opened an investigation of the Company related to the method in which the acquisition of the NFC Group was recorded. This investigation is continuing and Whitemark is cooperating fully. It is management opinion that no laws or regulations have been violated and that this matter will be resolved.


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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Common Stock


The only class of common equity security authorized by the Company's Articles of Incorporation, as amended, is the Company's common stock, $.001 par value. The Company's common stock traded is on the OTC Bulletin Board under the symbol "WTMK". The range of high and low sales prices for each quarter during the last two fiscal years, as quoted on the OTC Bulletin Board for the periods discussed above, is set out in the table that follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

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

Issuance of Unregistered Shares

During the year ended December 31, 2003, the Company issued securities in the transactions described below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions. The applicable transactions are as follows:


      o In August 2002, Whitemark entered into an Equity Line of Credit Agreement and Placement Agent Agreement ("Agreement") with Cornell Capital Partners, L.P. (Cornell). On January 15, 2003 the Company issued 111,364 restricted common shares to Cornell, and issued 4,545 restricted common shares to Westrock Advisors Inc as compensation under the agreements. On August 12, 2003 the Company issued another 111,364 restricted common shares to Cornell as compensation under the Agreements. The shares were valued at $2.20 per share.

      o In August 2002, Whitemark also entered into convertible debentures. These debentures are convertible into shares of common stock at a price equal to either (a) an amount to equal one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the average closing bid price of the common stock for the four trading days immediately preceding the conversion date. On November 12, 2003 the Company issued 131,579 restricted common shares to Hamid Fashandi upon conversion of his convertible debenture at $.17 per share ($22,000), and issued 208,333 restricted common shares to John Ruddy upon conversion of his convertible debenture at $.096 per share ($20,000).

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


On December 31, 2003, the Company had outstanding borrowings of approximately $19,000,000. This is a decrease from December 31, 2002 of approximately $38,926,000 as a result of the effective recession of the NFC acquisition netted with additional borrowings for land acquisition and development less payments made on outstanding loans. In addition, many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender. The Company's objective is to either pre-sell the properties to the point where construction can begin or to sell the property for a profit prior to the note's coming due.

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


Results of Operations for the year ending December 31, 2003


Revenues: Whitemark's revenues from home sales for the year ended December 31, 2003 increased to $14,849,569 from $11,218,566 when compared with the same period of 2002. This is an increase of $3,631,003 or 32%. The number of homes delivered for the year ended December 31, 2003 was 78 units with an average selling price per home of $190,375. Management also believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

Gross Profit: Gross profit for the year ended December 31, 2003 was $1,639,373 or 11%, as compared to $1,758,130 or 16% for the year ended December 31, 2002. The costs of homes sold during 2003 increased $3,749,760 to $13,210,196 when compared with the same period in 2002. This is primarily due to the related increase in home deliveries. Although the cost of homes is directly attributable to the product mix, Whitemark operates with several internal control processes, which help to ensure that projected gross profit margins are maintained and quality control standards are met.

Expenses: Selling, general and administrative expenses increased to $4,250,877 for the year ending December 31, 2003, which is an increase of $1,345,102 or 46% from $2,905,775 for the year ended December 31, 2002. The increase in operating expenses for the current period was principally a result of the selling, general and administrative costs associated with significant costs in 2002 and 2003 relating to consulting, legal and accounting services. These one time costs were primarily associated with continued costs related to the acquisition of NFC, the merger of NFC operations, rescission of the NFC acquisition and the terms of the Global Settlement Agreement (see Part I, Item 3, Legal Proceedings for further detail) and SEC investigation. Loss From Operations: The loss from operations for the year ended December 31, 2003 was $2,731,959 compared to the loss from operations of $1,324,836 for the year ended December 31, 2002. The increase in loss from operations of $1,407,123 was a result of the factors discussed above.

Other Expenses: Interest expense of $185,528 was incurred for the year ended December 31, 2003 versus $177,192 in the year ended December 31, 2002, a increase of $8,336. This increase is primarily attributable to our current product mix and financing arrangements. Whitemark obtains construction loans and other borrowings in order to purchase land and build homes. Whitemark incurs interest charges on these borrowings, with rates varying from 4.75% to 30% per year. Interest is capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest is expensed.

Discontinued Operations: Loss from operations of NFC group for the year ended December 31, 2003 was $430,285 as compared to the loss of 22,976,259 for the year ending December 31, 2002. These charges represent the loss on exchange and write down of land and home inventory based on the assets and liabilities which were transferred out of the Company as of April 18, 2003 from the effective rescission of the NFC acquisition and the terms of the Global Settlement agreement (see Part I, Item 3, Legal Proceeding for further details).


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


APPLICATION OF CTITICAL ACCOUNTING POLICIES


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


In estimating the total future cost of land development, the Company also uses its internal budgets to determine the total cost of land improvements such as roads, drainage and sewage facilities among other costs. The estimate of these costs can change due to the availability and cost of the use of heavy machinery, the unexpected additional costs of development in an environmentally-sensitive area, as well as additional costs to develop areas that geologically pose greater resources than anticipated.

At any time in which the estimates are changed during the period, these changes are adjusted prospectively as the Company believes that retroactive restatement would distort historical results as those results were based upon the best available information at that given time.

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


ITEM 8A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures:

      As of the end of the period covered by this report on Form 10-KSB, Whitemark carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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


                                                         Date First
                                   Position With          Elected
      Name              Age         the Company          as Director
---------------------   ---   ------------------------   ----------
Larry White             55     President and Chief
                               Executive Officer            2000

Scott D. Clark          48     Director                     2000

Hugh W. Harling, Jr.    59     Director                     2000

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


                                                                                                               Number
                                                                                                           Of Securities
                                                                                                        Remaining Available
                                                                      Number                            For Future Issuance
                                                                  Of Securities      Weighted-Average       Under Equity
                                                                   To Be Issued       Exercise Price     Compensation Plans
                                                                  Upon Exercise       Of Outstanding         (Excluding
                                                                  Of Outstanding         Options,            Securities
                                                                Options, Warrants      Warrants And          Reflected
                                                                    And Rights            Rights           In Column (a))
                                                                -----------------    ----------------    ------------------
                                                                       (a)                 (b)                  (c)
Equity compensation plans approved by security holders                  --                  --                   --
Equity compensation plans not approved by security holders            1,100               $1.10                  --
TOTAL                                                                 1,000               $1.10                  --



     Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values


                                  Shares            Value              Number of         Number of
                                Acquired on       Realized            Securities       Unexercised In
                                 Exercised          ($)(1)            Underlying         the Money
                                    (#)                               Unexercised        Options at
                                                                      Options at         FY-End ($)
 Name                                                                  FY-End(#)
--------------------------   ---------------   ---------------   -----------------  ------------------
Larry White                              -0-               -0-           1,000,000                 -0-
William Rigsby                           -0-               -0-             500,000                 -0-

Compensation Committee Report on Executive Compensation


The Board of Directors delegates responsibility for executive compensation to the Compensation Committee that is presently comprised of three of the directors on the Board, Scott D. Clark, Hugh W. Harling, Jr. and Larry White. The Committee approves all of the policies under which compensation is paid or awarded to the chief executive officer, reviews, and, as required, approves such policies for executive officers, key management, and directors, and oversees the administration of executive compensation programs. The Compensation Committee meets at least annually to consider and make its determinations for the ensuing year. The Committee determines compensation for the chief executive office based on its assessment of the individual performance of the officer, a review of the Company's operating performance, including but not limited to, earnings per share, cash flow generation, revenues, operating income, and strategic acquisitions, an analysis of total returns to shareholders relative to total returns generated by comparable public companies and a review of compensation of the chief executive officers of companies with businesses of comparable size.


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


Based on the committee's review, an employment agreement dated April 8, 2002 was executed between Mitchell Gordon and the Company. The three-year contract called for a salary of $100,000 per year, plus an annual bonus equal to 1% of the Company's net income. The bonus is subject to a cap of 200 percent of the base salary amount. On the first anniversary date of this agreement additional deferred compensation of $42,000 was also to be paid. The agreement also entitled Mr. Gordon options to purchase 450,000 shares of restricted common stock, 100,000 shares at $1.84 per share, and 350,000 at prices to be determined as Whitemark reaches certain market capitalization amounts. These options expired upon Mr. Gordon's termination of employment on October 1, 2003. As of December 31, 2003, $54,500 was payable to Mr. Gordon under his employment contract.


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



                                   # of Shares
    Name and Address               Beneficially          Percent of
     of Stockholder                   Owned                Class
- -------------------------        ------------         -----------
 Larry and Patricia White          6,169,120  *           31.86%*
 1437 Chippewa Lane
 Geneva, FL   32732

 Scott D. Clark                       65,300                .36%
 655 W. Morse Blvd., Ste. 212
 Winter Park, FL   32789

 Hugh W. Harling, Jr.                 12,900                .07%
 746 Florida Blvd.
 Altamonte Springs, FL   32701

 William Rigsby                      395,000  **           2.09%
 2958 Division Street
 Oviedo, FL   32765

All directors and officers as      6,642,300              33.44%
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


The Company has borrowed funds from officers, directors and from a senior manager for the development of projects. Some of these loans are due as homes are sold. Others are due upon arrangement of other financing or on sale of the project. The balances at December 31, 2002 and 2003 totaled $12,570,095 and $699,937.

The President of the Company leased to the Company its principal office from the year 2000 until October 2003. The amountS paid in 2003 and 2002 are approximately $50,000 and $71,000 respectively. Larry White, sold the property in October 2003 to Davis Reality, an unrelated party.


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

9.1   Voting trust agreement (Filed with this Form 10-KSB)

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

10.2 Global Settlement Agreement filed as a part of 8-K on April 29, 2003, (incorporated by reference)

14.1  Code of Ethics (filed with this Form 10-KSB)

21.1  Subsidiaries of registrant (filed with this Form 10-KSB)

23.1 Consent of Beemer, Pricher, Kuehnhackl & Heidbrink, P.A. (filed with this Form 10-KSB)

31.1 Certification(s) of the President and Chief Financial Officer (filed with this Form 10-KSB)

31.2  Certification(s) of the Chief Financial Officer (filed with this Form
      10-KSB)

32.1  Certification(s) regarding Section 906


      (b) Reports on Form 8-K

            None


ITEM 14. AUDITOR FEES

Audit Fees for 2003 and 2002 are $65,550 and $60,953 respectively, to Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

Tax Fees for 2003 and 2002 are $20,550 and zero respectively, to Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

Other Fees (SEC) for 2003 and 2002 are $8,213 and zero respectively, to Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

Our Audit Committee, Hugh Harling approved the amount given by us from Beemer, Pricher, Kuehnhackl & Heidbrink, P.A. for our 2003 Audit. The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Whitemark Homes by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934. Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the previous year's annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

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


                                WHITEMARK HOMES, INC.


November 17, 2004               By:  /s/ KENNETH WHITE
                                ----------------------------------
                                Kenneth White, President and
                                Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signature              Title                         Date


 /s/ KENNETH WHITE            President, Chief Executive    November 17, 2004
--------------------------    Officer
Kenneth White


 /s/ SCOTT D. CLARK           Director                      November 17, 2004
--------------------------
Scott D. Clark

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


/s/ BEEMER, PRICHER, KUEHNHACKL & HEIDBRINK, P.A.
Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

Winter Park, Florida
DATE: February 12, 2004

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             As of December 31, 2003



ASSETS
  Land and home inventory                       $ 22,046,709
  Cash                                               831,028
  Accounts receivable                                170,489
  Prepaid expense                                     54,653
  Other assets                                       805,833
                                                ------------
  TOTAL ASSETS                                  $ 23,908,712
                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Notes payable                                   19,238,429
  Notes payable - related party                      699,937
  Accounts payable                                 2,734,637
  Accrued expenses                                 4,810,534
  Deferred tax liability
                                                ------------
            Total Liabilities                   $ 27,483,537
                                                ------------

Commitments and Contingencies

Stockholders' Deficit
  Common stock ($.001 par value, 100,000,000
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

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2003 and 2002




                                            2003             2002
                                        ------------    ------------
Sales                                   $ 14,849,569    $ 11,218,566

Cost of sales                             13,210,196       9,460,436
                                        ------------    ------------
  Gross profit                             1,639,373       1,758,130

Selling, general and
   administrative expenses                 4,250,877       2,905,775
                                        ------------    ------------
    Loss from Operations                  (2,611,504)     (1,147,644)

Other Income/(Expense)
  Other Income                                65,073             -
  Interest expense                          (185,528)       (177,192)
  Loss on continuing operations         ------------     -----------
    before income taxes                   (2,731,959)     (1,324,836)

Income taxes                                    --              --
                                        ------------    ------------
  Net Loss from continuing operations     (2,731,959)     (1,324,836)

Discontinued operations (Note 2)
  Loss from operations of NFC group,
  Including loss on disposal of
  $430,285 in 2003 and writedown of
  $34,439,982 in 2002                       (430,285)    (35,239,259)
Income tax benefit                              --        12,263,000
                                        ------------    ------------
   Loss from discontinued operations            --       (22,976,259)
                                        ------------    ------------
  Net loss                                (3,162,244)    (24,301,095)
                                        ============    ============

Loss per share: Basic and diluted       $       (.18)   $      (1.57)
                                        ============    ============


Weighted average shares outstanding -
  Basic and diluted                       17,445,131      15,478,963
                                        ============    ============



The accompanying notes are an integral part of these financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2003 and 2002


                                                                  Additional     Retained
                                        Common Stock               Paid In       Earnings
                                    Shares          Amount         Capital       (Deficit)         Total
                                 ------------    ------------    ------------   ------------    ------------
Balances at January 1, 2002        13,402,272    $     13,402    $ 17,896,167   $      4,645    $ 17,914,214

Stock issued under DRP program         49,641              50          68,001            -            68,051
Stock issued under S-8
  registration                        140,000             140         299,860            -           300,000
Restricted stock issued for
  debt reduction                    2,181,466           2,181       3,947,255            -         3,949,436
Restricted stock issued for
  services                          1,177,619           1,178       1,203,419            -         1,204,597
Net loss                                                                        $(24,301,095)   $(24,301,095)
                                 ------------    ------------    ------------   ------------    ------------
Balances at December 31, 2002      16,950,998    $     16,951    $ 23,414,702   $(24,296,450)   $   (864,797)

Stock issued under DRP program         39,618              40          12,331            -            12,371
Stock issued under S-8
  registration                        240,000             240          59,760            -            60,000
Restricted stock issued for
debt reduction Loan Fees and
Interest                              727,273             727         318,500            -           319,227
Restricted stock issued for
Conversion of Convertible
debentures                            339,912             340          40,778            -            41,118
Restricted stock issued for
  services                             48,750              49          19,451            -            19,500
Net loss                         $ (3,162,244)   $ (3,162,244)
                                 ------------    ------------    ------------   ------------    ------------
Balances at December 31, 2003      18,346,551    $     18,347    $ 23,865,522   $(27,458,694)   $ (3,574,825)
                                 ============    ============    ============   ============    ============


The accompanying notes are an integral part of these financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002


                                                      2003             2002
                                                  ------------    ------------
Cash Flows from Operating Activities:
  Net loss                                        $ (3,162,244)   $(24,301,095)
  Adjustments to reconcile net loss
     to net cash flows used for
     continuing operating:
     (Income) loss from discontinued
     operation                                        (430,285)     22,976,259
     Loss on disposal of discontinued
     Operations                                        430,285             -
     Depreciation and amortization                      36,387         117,594
     Services acquired with stock                       19,500         454,597
     Interest paid with stock loss                     360,345          30,436
     Loss on disposal of Property and Equipment         (6,260)            -
  Changes in operating assets and
   liabilities:
     Land and home inventory                        (2,308,764)     (2,751,424)
     Accounts receivable                               (71,448)     (1,012,814)
     Prepaid expenses                                   53,958         (31,275)
     Other assets                                       76,191         258,710
     Accounts payable                                1,583,460         911,445
     Accrued expenses                                1,599,965         689,526
                                                  ------------    ------------
Net cash used for continuing operating              (1,818,910)     (2,658,041)
Net cash provided by (used for)
  Discontinued operations                              430,285        (614,577)
                                                  ------------    ------------
Net cash used for operating activities              (1,388,625)     (3,272,318)

Cash Flows from Investing Activities:
  Investment in notes receivable                           -           (17,008)
  Purchases of property and equipment                    8,056         (33,803)
                                                  ------------    ------------
Net cash provided by/(used for) investing
  activities                                             8,056         (50,811)

Cash Flows from Financing Activities:
  Proceeds from notes payable                       13,672,876       6,233,460
  Repayment of notes payable                       (11,678,848)     (3,379,009)
  Proceeds from stock issuance                          12,371          68,051
                                                  ------------    ------------
Net cash provided by financing
   activities                                        2,006,399       2,922,502
                                                  ------------    ------------
  Net increase/(decrease) in cash and
   cash equivalents                                    625,830        (400,627)
Cash and cash equivalents at
   beginning of year                                   205,198         605,825
                                                  ------------    ------------
Cash and cash equivalents at end of year               831,028    $    205,198
                                                  ============    ============

Supplemental Disclosures:  See Note 3


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


On October 1, 2001, the Registrant acquired North Florida Consulting, Inc. and certain related entities (the "NFC group") as an expansion of its business. Information for the period from January 1, 2002 through December 31, 2002 includes the consolidation of all of these entities (collectively "Comany").


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


The discussion and analysis of Whitemark's financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an ongoing basis. In addition, estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items represent critical accounting policies that require significant use of judgment and estimates which are used in the preparation of our financial statements.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Whitemark Homes, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated. The Company's consolidated subsidiaries at December 31, 2003 and 2002 include Whitemark Homes of Florida, Inc. and its subsidiary, Home Funding, Inc., Whitemark at Oak Park, Inc,; Home Funding, Inc.; Fox Glen Limited Partnership, Whitemark at Corner Lake, LLC, Whitemark at Glenbrook, LLC, Whitemark at Little Creek, LLC. In addition, North Florida Consulting, Inc. and its related entities were consolidated at December 31, 2002 through April 18, 2003 (see Note 2).


CASH AND CASH EQUIVALENTS: The Company considers cash deposited in banks and all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

ACCOUNTS RECEIVABLE: The Company considers accounts receivable to be fully collectible; therefore, no allowance for doubtful accounts has been established.

LAND AND HOME INVENTORY: Land and home inventory is stated at the lower of cost or market value, with cost determined using the specific identification method. Costs include land purchases, other direct project development costs, direct home construction costs, and indirect development and construction costs, including allocated salaries. Indirect costs are allocated to each residential property based on relative sales value of the home and lot. Direct costs include construction period interest. However, land options which were acquired as part of the acquisition of NFC were valued at their current market values which were substantially higher than cost (See Note 4, Land and Home Inventory for further details on valuation methodology).


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


NOTE 2: DISCONTINUED OPERATIONS

On October 1, 2001, the Company acquired North Florida Consulting, Inc. ("NFC") and its related entities (the "NFC Group") in exchange for 5,000,000 shares of Whitemark common stock. The value of the Whitemark shares was determined in accordance with SFAS 141, Business Combinations. Due to the fact that Whitemark's stock is thinly traded, the quoted market price was not representative of the fair value of the securities. Accordingly, the fair market value of the net assets (as a group) of NFC was used to determine the amount to be recorded. Substantially all of the NFC assets were real estate development projects and options to acquire real estate. Independent appraisals of undeveloped land were used as an aid in determining the minimum fair value of the NFC Group assets and the Whitemark securities issued. A discounted future cash flow valuation approach, assuming the ultimate development and sale of each project, would have yielded a substantially higher aggregate value for NFC. This approach was not used because the probability that every project would ultimately be developed and sold by Whitemark could not be objectively measured at the acquisition date.

Whitemark had to reconsider its relationship with the former principal shareholder of NFC in the third quarter of 2002 when the Company learned that this individual's background was a concern to potential financing sources and that his removal might be necessary in order to obtain development financing for the NFC projects. During the fourth quarter of 2002 Whitemark attempted to negotiate a separation of the Company and the former NFC shareholder. In February 2003, the former principal shareholder of NFC initiated litigation against the Company. Both parties filed claims against each other to control the NFC projects. Shortly thereafter, in April 2003, the parties reached a negotiated settlement which rescinded the acquisition of the NFC Group by Whitemark and a loss on discontinued operations was recognized in the first quarter of 2003 for the remaining projects that were returned to the former NFC shareholders and which had not previously been written off.


Effective April 18, 2003, this acquisition was effectively rescinded and all assets and liabilities exchanged in the original transaction were returned to the original owners with certain exceptions provided for in the exchange agreement. As a result all assets and liabilities of the NFC Group reverted to the original owner and 5,000,000 shares of common stock of the Company were returned to the company subject to certain liens. The liens relate to a collateral pledge of the Whitemark shares in favor of three banks for loans totaling $2,700,000 made to the former owners of the NFC Group. The liens will be released when the guarantees of the former owners of the NFC Group to the banks are released. When the liens are released the shares will become treasury stock and will have a zero cost. Once such shares become treasury stock, the shares will be included in the Company's authorized but unissued common shares, and will not be included in the computation of basic earnings per share as of the date the liens are released. As of December 31, 2003, these liens have not been removed from the shares, and the shares remain in escrow.

This transaction was effectively a discontinuance of the operation of the NFC Group by the Company. Consequently, the Company charged off significant amounts of assets during the years ended December 31, 2003 and 2002. The amounts and discussion of these charges is as follows:



                                                       2003          2002
                                                    -----------  ------------
   Equity in the NFC Group transferred
     to former owners                               $  430,285    $       -
   Writeoff of options to purchase land                    -        1,873,000
   Writedown of inventory to net realizable value,
     net of tax                                            -       20,333,982
   Net income of the NFC Group                             -          769,277
                                                    ----------    -----------
   Total loss on discontinued operations            $  430,285    $22,976,259
                                                    ==========    ===========


Options to purchase land were written off during the year ended December 31, 2002 primarily due to the expiration of the option and management's intent not to renew these options.

As a result of the settlement agreement, the following assets and liabilities were removed from the December 31, 2002 consolidated balance sheet:


         Land and home inventory            $  45,884,631
         Other assets                             982,650
         Notes payable                        (12,397,299)
                                            -------------
                                            $  34,469,982

Inventory for certain projects was written down to net realizable value due to a decrease in the value of those projects. Net realizable value was determined based on amounts realized from subsequent disposition of such projects. Inventory for other projects was written off completely due to management's intent to abandon their development. For other projects, an option was previously held for the purchase of the controlling interest in the project; however, during 2002, the options expired and the related inventory was written off net of the debt and other liabilities incurred.

Substantially all of the loss on write down of land and home inventory related to real estate development projects acquired from NFC on October 1, 2001 in the transaction described herein. Following the requirements of SFAS 141, management determined that an allocation of the purchase price of NFC to the individual underlying assets (development projects) would require a period of time (an "allocation period") wherein information could be obtained to measure the fair value of the various development projects. Critical information included development of cash flow forecasts and an assessment of the probability of successful development of each project to achieve such forecasts. This "allocation period" continued through the third quarter of 2002 as information was developed or became available on each project. At the end of the one year allocation period on September 30, 2002 the aggregate purchase price of the NFC group was allocated to the individual underlying net assets (development projects) of NFC on a prorata basis using a discounted cash flow and probability model. This allocation was used to determine the amount of write off for the individual development projects which were abandoned. Certain projects including those in Houston and Galveston, Texas were abandoned and written off in the third quarter of 2002 when management could no longer obtain extensions on its options to acquire these properties. The remaining projects were written down in the fourth quarter of 2002 to net realizable value.

Gross profit earned on sales from January 1, 2003 to the date of the effective rescission of the acquisition of the NFC Group were written off as of the effective date of the rescission, April 18, 2003 (see Note 3). The gross profit from these sales passed to the former owners of the NFC Group. The substance of this transaction was that the former owners of the NFC Group retained $430,285 in cash which was the total gross profit realized from all sales of NFC projects during the period from January 1, 2003 to the effective date of the rescission. Consequently, in 2003, Whitemark transferred cash of $430,285 to the former owners of the NFC Group and reported such transfer as an additional loss on disposal of the NFC operations.

Supplementally we advise you that the liens were released and the shares were released from escrow in the three month period ended September 30, 2004. The effect of this transaction will be reported in the Company's Form 10-QSB for the period ended September 30, 2004.

NOTE 3:  SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                 2003         2002
                                              ----------   ----------
  Cash paid for interest                      $1,010,991   $2,646,551

Non-cash Investing and Financing Activity:
  Interest on notes payable capitalized
     into land and home inventory             $2,289,540   $5,428,591
  Restricted stock issued for payment
     of notes payable                         $  319,227   $3,949,436
  Stock issued under S-8 registration         $   60,000   $  300,000
  Restricted stock issued for conversion of   $   41,118          -
  convertible notes payable

NOTE 4:  LAND AND HOME INVENTORY

Land and home inventory consists of the following at December 31, 2003


  Project development and construction costs    $  4,819,499
  Home construction costs                          4,810,610
  Land Cost                                       12,416,600
                                                 -----------
                                                $ 22,046,709
                                                 ===========

NOTE 5:  EQUITY METHOD INVESTMENTS

As disclosed in Note 1, General Information and Summary of Significant Accounting Policies, a 40% equity interest was retained in GSI. Since this investment is less than 50% and the Company has no control over the activities of GSI, it is carried on the equity basis. GSI's primary assets are cash, marketable securities, receivables, and property and equipment. The Company's investment in GSI of $688,905 is included in the consolidated balance sheet under the caption "Other Assets".

During 2000, the Company borrowed $250,000 from GSI. The terms of this borrowing stipulated that the Company would give up 2% ownership in GSI at each of the specified renewal dates if the loan amount was not repaid prior to such date. At December 31, 2000, this borrowing had been renewed twice without repayment and ownership had been reduced to 36%. At December 31, 2001, the terms of this borrowing were deemed to be usurious by management and no further reductions were made. The Company intends to defend its position if GSI asserts otherwise. The balance due GSI of $250,000 is included in the consolidated balance sheet under the caption "Notes Payable - Related Party".

During 2002 and 2003, the Company has recognized no earnings or losses from its equity investment in GSI.

NOTE 6:  NOTES PAYABLE


Notes payable consists of the following at December 31, 2003:


Construction loans with banks and others-
     interest rates of 4.98% to 30% with
     interest due monthly, principal due as
     homes or properties are sold, secured
     by real estate                             $ 13,843,170

Obligations to participation mortgage
     lenders - payments due based on cash flows
     of the Fox Glen, Glenbrook, Little Creek,
     Corner Lake, Lake Irma and Bear Gully
     projects, secured by real estate and
     partnership interests                         5,372,972

Other loans                                           22,287
                                                 -----------
                                                $ 19,238,429
                                                 ===========
Loans from related parties-interest rates
     of 4.75% to 15%, with interest due
     monthly or at payoff, depending on the
     loan terms, principal due on sale of
     lots, arrangement of other financing,       -----------
     or sale of the property                    $    699,937
                                                 ===========


Interest cost totaled $2,662,217 and $5,849,475 in 2003 and 2002, respectively. These amounts include capitalized interest of $2,289,540 and $5,428,591 in 2003 and 2002, respectively. The weighted average interest rate on outstanding debt at December 31, 2003 is 10.5%.

The terms of the obligations to participation mortgage lenders generally provide for a fixed participation return generally equal to the original loan amounts and are payable with each lot sale in an amount equal to the sale price of the unit less a 1% administrative fee payable to the lender and the Company's share of the sale, as defined in the agreements. The agreements provide for, among other things, a minimum guaranteed internal rate of return of 30%, if greater than the fixed participation return. In addition to the amounts payable above, after all of the fixed participation return has been paid and after the Company has attained its return of investment as defined in the agreements, a profit return is payable to the lender generally equal to 50% of the per-lot profit as defined. Since guaranteed returns are expected to exceed the participation returns, interest is accrued on participation mortgages equal to the guaranteed return and capitalized as construction period interest.

NOTE 7:  LEASES


The Company leases office equipment under noncancellable operating leases. Future annual minimum rental commitments under all long-term operating leases are as follows:


                  2004         89,684
                  2005         91,550
                  2006          9,906

Rent expense for 2003 and 2002 under all operating leases was $248,291 and $333,791, respectively. The Company began subleasing a portion of its corporate office building in December 2000. The sublease expired in January 2004, however; the sublease is leasing on a month-to-month basis at a rate of $32,000.

NOTE 8:  RELATED PARTY TRANSACTIONS

As presented in the balance sheet, the statement of cash flows, and Note 6, the Company has borrowed funds from officers and from directors for development projects. Some of these loans mature at various dates or as homes are sold. Others are due upon arrangement of other financing or upon sale of the project. The balance due to related parties under these loans was $699,937 as of December 31, 2003.


In addition, the Company is obligated to pay the current president of the Company and prior chief financial officer of the Company certain accrued salaries under their respective employment agreements. The amount due to these individuals as of December 31, 2003 was $170,500 (less offsets of $64,717) and is included in accrued expenses in the accompanying financial statements.


The President of the Company owned the building from year 2000 until October 2004. The amount paid in 2003 and 2002 are as follows; approximately $50,000 and $71,000.


Home sales of approximately $744,000 were made to related parties in the year ended December 31, 2002.


NOTE 9: STOCK TRANSACTIONS


The Company issued 39,618 and 49,641 common shares during 2003 and 2002, respectively under its Dividend Reinvestment Plan and Stock Purchase Plan for proceeds of $12,371 and $68,051 respectively.

The Company issued 240,000 and 140,000 common shares during 2003 and 2002, respectively under an S-8 Registration. These shares were issued for consulting and architectural services valued at $60,000 and $300,000, respectively. The number of shares issued in each transaction was determined based on the market value of the Company's stock at the issue dates.

The Company issued 339,912 restricted shares during 2003 for conversion of convertible debentures. These debentures were convertible into shares of common stock at a price equal to either (a) an amount to equal one hundred twenty percent of the closing bid price of the common stock as of the closing date or
(b) an amount equal to eighty percent of the average closing bid price of the common stock for the four trading days immediately preceding the conversion date. Two debentures were converted in the amounts of approximately $22,000 and $20,000 under which the conversion price was $0.17 and $0.096, respectively.

The Company issued 727,273 restricted shares during 2003 for $315,818 of loan interest and $3,409 of loan fees. The Company issued 2,181,466 restricted shares during 2002 for $30,436 of loan interest and $3,919,000 in loan principal. The stock for these transactions was valued at the amount of consideration received (the amount of interest, debt reduction or loan fees applied) since the fair value of the Company's stock is not more readily determinable; therefore, no gain or loss was recorded on these transactions.

NOTE 10: STOCK COMPENSATION PLAN


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


The Company issued 48,750 restricted shares during 2003 for $19,500 in consulting services. The Company issued $1,177,619 restricted shares in 2002 for $1,205,597 in consulting and public relations services. The fair value of the shares issued was determined by the value of the services received.

NOTE 11. EMPLOYEE EQUITY OPTIONS

In conjunction with the Company's execution of employment agreements with the President and Chief Financial Officer of the Company in 2002, certain stock options were issued which provided for the option to purchase an aggregate of 1,100,000 shares of restricted stock. In addition, certain warrants were issued to an officer to the Company in 2003.


A summary of the Company's outstanding stock options and warrants as of December 31, 2003 and 2002, and the changes during the years ended December 31, 2003 and 2002 is presented below:

                                                     Weighted         Options/
                                                      Average         Warrants
         Fixed Options                Units          Exercise        Exercisable
                                                      Price
--------------------------------   ----------        ---------       ----------

Outstanding at January 1, 2002        100,000        $   1.10           100,000
                                                                     ==========
Granted                             1,100,000        $   1.17
Exercised                                --             --
Forfeited                                --             --
                                    ---------        --------
Outstanding at December 31, 2002    1,200,000        $   1.16         1,200,000
                                                                     ==========
Granted                                  --             --
Exercised                                --             --
Forfeited                            (100,000)       $   1.84
                                    ---------        --------
Outstanding at December 31, 2003    1,100,000        $   1.10         1,100,000
                                   ==========        ========        ==========


      Weighted-average fair value of options/warrants granted during 2002: -0-

      Weighted-average fair value of options/warrants granted during 2003: n/a

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

      The following table summarizes information about fixed options outstanding at December 31, 2003.


                                  Outstanding Options                       Exercisable Options
                ---------------------------------------------------  --------------------------------

                                      Weighted
      Range of        Number           Average          Weighted        Number         Weighted
      Exercise   Outstanding at       Remaining          Average     Exercisable At     Average
       Prices   December 31, 2003  Contractual Life  Exercise Price   December 31,   Exercise Price
                                                                         2003
      --------  -----------------  ----------------  --------------  --------------  ----------------
       $1.10       1,100,000          7.2 years           $1.10        1,100,000         $1.10


NOTE 12. EQUITY WARRANTS

In 2001, the Company issued warrants for the purchase of 100,000 shares of the Company's restricted common stock to a consultant. These warrants were issued as partial compensation for services. These warrants are immediately exercisable at $1.10 per share until expiration on January 2, 2006.

NOTE 13: RETIREMENT PLAN

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


NOTE 14: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended December 31, 2003 and 2002.


                                                    2003             2002
                                                ------------    ------------
Numerator: Net Loss                             $ (3,162,244)   $(24,301,095)

Denominator:
      Weighted avg. shares outstanding: Basic     17,445,131      15,478,963
       And diluted

Loss per share: Basic and diluted               $       (.08)   $      (1.57)


The effect of common stock options is antidilutive, we have not included those share in the above computation for diluted earnings per share.

NOTE 15: INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2003 and 2002:


                                            2003             2002
                                        ------------    ------------
Current federal income tax expense/
  (benefit)                                   97,000    $ (3,934,000)
Current state income tax expense/
  (benefit)                                  544,000        (666,000)
                                        ------------    ------------
Current income tax expense/(benefit)         641,000      (4,600,000)
Deferred tax expense/(benefit)              (641,000)     (7,663,000)
                                        ------------    ------------
   Total income tax expense/(benefit)              0    $(12,263,000)
                                        ============    ============

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


Deferred tax assets consist of the following at December 31, 2003:


  Deferred federal tax asset                $  2,405,000
  Deferred state tax asset                       407,000
  Less valuation allowance                    (2,812,000)
                                               ---------
                                            $       -
                                              ==========

The Company has a net operating loss carryforward of approximately $8,615,000 available to offset future taxable income which expires in 2023. A valuation allowance has been established to eliminate the potential deferred tax benefit in future years from the utilization of this net operating loss carryforward due to the uncertainty of the possible future tax consequences of the issuance and subsequent redemption 5,000,000 share of the Company's common stock currently held as collateral for a loan to be repaid by the original issuee. If the loan is not repaid, the 5,000,000 shares of stock will revert to the lender to satisfy the loan. Currently, this treasury stock is valued at zero due to this uncertainly.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:


                                                   2003             2002
                                               ------------    ------------
Tax expense/(benefit)computed at
   U.S. statutory rates                          (1,265,000)   $(12,476,000)
Increases(decreases) in taxes
resulting from:
   Net operating loss carryforward                1,265,000             -
   Non deductible equity in unconsolidated              -
     subsidiary                                         -            14,000
   State income taxes (net of federal taxes)            -           193,000
   Tax refunds                                          -               -
   Other                                                -             6,000
                                               ------------    ------------
Provision for income tax expense/
  (benefit)                                       $     -      $(12,263,000)
                                               ============    ============

NOTE 16: SUBSEQUENT EVENTS

Two properties owned by the Company as of December 31, 2003 were sold in first quarter of 2004 for a total of approximately $12,200,000. These properties had a carrying value of approximately $10,700,000 as of December 31, 2003 resulting in a gross profit approximately $2,700,000 to be recognized in the first quarter of 2004. (Cash received from these sales, net of closing cost and repayment of the related mortgages was approximately $400,000.