Form 10QSB/A
period 2004-03-31
WHITEMARK HOMES INC
filed 2004-12-03
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A



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

     Item 2:   Changes in Securities and Use of Proceeds      .        .   15

     Item 4:   Submission of Matters to a Vote of the Security
               Holders     .        .       .        .        .        .   15

     Item 5:   Other Information.   .       .        .        .        .   15

     Item 6:   Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K  .       .        .        .        .   15
               Signatures. .        .       .        .        .        .   16

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                              As of March 31, 2004
                                   (Unaudited)


                                     ASSETS

Land and home inventory                                              $11,718,253
Cash                                                                   1,264,154
Accounts receivable                                                       96,000
Prepaid expense                                                           76,248
Other assets                                                             427,081
Investment in equity method investee                                     688,905
                                                                     -----------

TOTAL ASSETS                                                         $14,270,641
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Notes payable                                                   $ 10,375,198
   Accounts payable                                                   2,352,037
   Accrued expenses                                                   3,881,445
   Related party notes payable                                          288,793
                                                                   ------------
     Total Liabilities                                               16,897,473
                                                                   ------------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
   shares authorized, 18,401,419 shares
   outstanding                                                           18,401
  Additional paid in capital                                         23,872,807
  Retained deficit                                                  (26,518,040)
                                                                   ------------
     Total Stockholders' Deficit                                     (2,626,832)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 14,270,641
                                                                   ============


See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                       2004           2003
                                                    -----------    -----------
REVENUES:
   Sales                                           $ 18,406,820    $  4,196,596

   Cost of sales                                     16,609,381       2,869,996
                                                   ------------    ------------
GROSS PROFIT                                          1,797,439       1,326,600


Selling, general, and administrative expenses           870,772         986,594
                                                   ------------    ------------
INCOME FROM OPERATIONS                                  926,667         340,006

Other Income/(Expenses):
   Interest expense                                     (31,849)       (208,738)
   Other income/expense, net                             45,836        (113,373)
                                                   ------------    ------------
INCOME BEFORE INCOME TAXES                              940,654          17,895

   Provision for income taxes                               -               -
                                                   ------------    ------------

NET INCOME                                         $    940,654    $     17,895
                                                   ============    ============

Income per common share - basic & diluted          $       0.05    $     0.0001
                                                   ============    ============

Weighted average shares - outstanding                18,356,178      17,008,962
   basic and diluted                               ============    ============


See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                      2004          2003
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $    940,654    $     17,895
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                         7,860          33,544
    Services acquired with stock                            -            86,932
    Write-down inventory/write off assets                   -           113,373
 Changes in operating assets and liabilities          8,754,943         294,886
                                                   ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             9,703,457         546,630
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     (3,295)         (4,291)
  Other investing activities                                -          (201,546)
                                                   ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES                    (3,295)       (205,837)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                        4,533,165         329,062
   Repayments of notes payable                      (13,807,540)       (622,502)
   Proceeds from issuing stock                            7,339           4,783
                                                   ------------    ------------
NET CASH USED BY FINANCING ACTIVITIES                (9,267,036)       (288,657)
                                                   ------------    ------------
   Increase in Cash                                     433,126          52,136

Cash at Beginning of Period                             831,028         205,198
                                                   ------------    ------------

   CASH AT END OF PERIOD                           $  1,264,154    $    257,334
                                                   ============    ============

Supplemental Disclosures
  Cash paid for interest                           $    183,567    $    231,517

  Non-cash Investing and Financing Transactions:
   Interest on notes payable capitalized as
    land and home inventory                             616,024       1,031,063
   Reduction in note payable for
    participating interest                                  -          (200,000)
   Restricted stock issued for services                     -            86,932


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

NOTE 2:   LAND AND HOME INVENTORY

Land and home inventory consisted of the following at March 31, 2004:

            Project development and construction cost                $ 5,005,505
            Home construction cost                                     4,108,005
            Land Cost                                                  2,604,743
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


NOTE 5   DISCONTINUED OPERATIONS


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

ITEM 3.  CONTROLS AND PROCEDURES

(A)   Evaluation Of Disclosure Controls And Procedures


      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Chief Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.


(B)   Changes In Internal Controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Dispute of Money Owed


On October 30, 2002, Heller Financial, Inc. (Heller), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement. Whitemark is not disputing that there is money owed to Heller but the amount that is owed to Heller. As of December 31, 2003, Whitemark has recorded approximately $160,000 representing management's estimate of the amount actually due to Heller associated with this issue. The Company has accrued $640,000 in reserve for this lawsuit claim. This reserve represents Management's estimate of the greatest potential amount of exposure that it might have due to this claim. Management believes that the possibility of the claim being this amount is remote. It is reasonably possible that the claim may be ultimately resolved is some amount greater than the $160,000 which Management believes to be actually due, but, because of the disparity between the claim and Management's estimate, Management has deemed it prudent to defend the litigation at the stage.

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

                                  WHITEMARK HOMES, INC.



November 17, 2004                 /s/ Kenneth White
                                  Kenneth White
                                  President and Chief Executive Officer