Form 10QSB/A
period 2004-06-30
WHITEMARK HOMES INC
filed 2004-12-03
CIK 42284

WHITEMARK HOMES
                                  FORM 10QSB/A
                                 June 30, 2004

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



      There were 18,417,479 shares, Common Stock, $.001 Par Value as of June 30, 2004.

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

     Item 2:   Changes in Securities and Use of Proceeds      .        .   16

     Item 4:   Submission of Matters to a Vote of the Security
               Holders     .        .       .        .        .        .   16

     Item 5:   Other Information.   .       .        .        .        .   16

     Item 6:   Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K    .        .        .        .   16
               Signatures. .        .       .        .        .        .   18

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               As of June 30, 2004
                                   (Unaudited)


                                     ASSETS

Land and home inventory                                              $12,034,734
Cash                                                                   2,278,256
Accounts receivable                                                      105,692
Prepaid expense                                                          119,934
Other assets                                                             389,795
Investment in equity method investee                                     250,000
                                                                     -----------

TOTAL ASSETS                                                         $15,178,411
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Notes payable                                                   $ 10,600,311
   Accounts payable                                                   1,938,487
   Accrued expenses                                                   5,623,361
   Related party notes payable                                          282,726
                                                                   ------------
     Total Liabilities                                               18,444,885
                                                                   ------------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
   shares authorized, 18,454,145 shares
   outstanding                                                           18,454
  Additional paid in capital                                         23,873,922
  Retained deficit                                                  (27,158,850)
                                                                   ------------
     Total Stockholders' Deficit                                     (3,266,474)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 15,178,411
                                                                   ============


See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three Months Ended June 30,
                                   (Unaudited)


                                                     2004           2003
                                                ------------    ------------
REVENUES:
   Sales                                        $  4,909,171    $  5,845,384

   Cost of sales                                   4,586,807       4,553,297
                                                ------------    ------------
GROSS PROFIT                                         322,364       1,292,087


Selling, general, and administrative expenses        495,601       1,286,729
                                                ------------    ------------
INCOME(LOSS) FROM OPERATIONS                        (173,237)          5,358

Other (Expenses):
   Interest expense                                  (45,030)        (87,190)
   Other Income(expense),net                          16,356        (472,212)
   Writedown of Investment                          (438,905)            -
                                                ------------    ------------
Loss Before Income Taxes                            (640,816)       (554,044)

   Provision for income taxes                            -               -
                                                ------------    ------------

NET LOSS                                        $   (640,816)   $   (544,044)
                                                ============    ============

Loss per Common Share, Basic and Diluted        $      (0.03)   $      (0.03)
                                                ============    ============

Weighted average shares outstanding,              18,401,419      17,118,720
Basic and Diluted                               ============    ============


See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Six Months Ended June 30,
                                   (Unaudited)


                                                      2004           2003
                                                 ------------    ------------
REVENUES:
   Sales                                         $ 23,315,998    $ 10,041,980

   Cost of sales                                   21,196,189       7,423,292
                                                 ------------    ------------
GROSS PROFIT                                        2,119,809       2,618,688


Selling, general, and administrative expenses       1,366,374       2,273,323
                                                 ------------    ------------
INCOME FROM OPERATIONS                                753,435         345,365

Other Income/(Expenses):
   Interest expense                                   (76,879)       (295,928)
   Other income(expense),net                           62,193        (585,586)
   Writedown of Investment                           (438,905)            -
                                                 ------------    ------------
INCOME(LOSS) BEFORE INCOME TAXES                      299,844        (536,149)

   Provision for income taxes                             -               -
                                                 ------------    ------------

NET INCOME(LOSS)                                 $    299,844    $   (536,149)
                                                 ============    ============

Income(Loss)per common share - Basic & Diluted   $       0.02    $      (0.03)
                                                 ============    ============

Weighted average shares - outstanding              18,378,799      17,064,144
Basic and Diluted                                 ===========     ===========


See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                        For the Six Months Ended June 30,
                                   (Unaudited)


                                                       2004             2003
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                $    299,144    $   (536,149)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                        16,260          39,544
    Services acquired with stock                            -           306,432
    Write-down inventory/write off assets               438,905         426,100
 Changes in operating assets and liabilities          9,770,570         858,386
                                                   ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES            10,525,579       1,094,313
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                    (31,529)         (9,686)
  Other investing activities                                -          (548,003)
                                                   ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES                   (31,529)       (557,689)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                        8,353,281         906,585
   Repayments of notes payable                      (17,408,610)     (1,467,349)
   Proceeds from issuing stock                            8,507           8,998
                                                   ------------    ------------
NET CASH USED BY FINANCING ACTIVITIES                (9,046,822)       (551,493)
                                                   ------------    ------------
   Increase (Decrease) in Cash                        1,447,228         (14,869)

Cash at Beginning of Period                             831,028         205,198
                                                   ------------    ------------

   CASH AT END OF PERIOD                           $  2,278,256    $    190,329
                                                   ============    ============

Supplemental Disclosures
  Cash paid for interest                           $    221,009    $    111,975

  Non-cash Investing and Financing Transactions:
   Interest on notes payable capitalized as
    land and home inventory                             835,941       1,193,844
   Reduction in note payable for
    participating interest                                  -          (384,075)
   Restricted stock issued for services                     -           306,432


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

NOTE 2: LAND AND HOME INVENTORY

Land and home inventory consisted of the following at June 30, 2004:

         Project development and construction cost            $ 4,954,551
         Home construction cost                                 4,387,951
         Land Cost                                              2,692,232
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

During the quarter ended June 30, 2004, the Company wrote down the investment in GSI to management's current estimate of its realizable value. Factors contributing to this write-down were the inavailability of audited financial information for GSI, the gradual loss of regular contact with representatives of GSI and management's unwillingness to pursue legal action at this time.

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

On June 30, 2004, the Company had outstanding borrowings of approximately $10,000,000. This is a decrease of $9,000,000 from the December 31, 2003 amount of approximately $19,000,000. The sale of two properties reduced outstanding borrowings by approximately $10,400,000. Borrowings for land acquisition and development exceeded loan payments by approximately $1,400,000 for the six months ended June 30, 2004. In addition, many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender. The Company's objective is to either pre-sell the properties to the point where construction can begin or to sell the property for a profit prior to the notes coming due.

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

On June 30, 2004, the Company had total assets of approximately $15,000,000. This is a decrease of $9,000,000 from the December 31, 2003 amount of approximately $24,000,000. This change in the Company's balance sheet is primarily related to the sale of two properties (see Note 1 to the condensed consolidated financial statements).

Results of Operations for the quarter ended June 30, 2004

Revenues: Whitemark's revenues from home/land sales for the quarter ending June 30, 2004 decreased to $4,909,171 from $5,845,384 when compared with the quarter ending June 30, 2003. Revenues from home sales for the six months ending June 30, 2004 increased from $10,041,980 to $23,315,998 when compared with the same six month period for 2003. Whitemark Homes sold the Little Creek property consisting of 86 acres of land subdivided into 298 lots, for a sale price of approximately $7,400,000. Whitemark Homes also sold the Corner Lake property consisting of 86 acres of land subdivided into 46 lots, for a sale price of approximately $4,760,000. The number of homes delivered for the quarter ending June 30, 2004 was 24 units with an average selling price per home of $201,915.

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

Expenses: Selling, general and administrative expenses decreased to $495,601 and $1,366,374, respectively for the quarter and six months ending June 30, 2004. This is a decrease of $791,128 or 61% from $1,286,729 for the quarter ending June 30, 2003 and an decrease of $906,949 or 40% for the six months ending June 30, 2003. The decrease in operating expenses for the current period was principally a result of reduction of Marketing, New Project, and other cost cutting measures.

Income (Loss) From Operations: The loss from operations of $(173,237) was incurred for the quarter ended June 30, 2004 versus income of $5,358 in the quarter ended June 30, 2003, a decrease of $178,595 in income. Income from operations for the six months ended June 30, 2003 was $753,435 as compared to $345,365 for the same period in 2003. The increases in income from operations of $408,070 for the six months were a result of the factors discussed above.

Other Expenses: Interest expense of $45,030 was incurred for the quarter ended June 30, 2004 versus $87,190 in the quarter ended June 30, 2003, a decrease of $42,160. Interest expense for the six months ended June 30, 2004 was $76,879 as compared to $295,928 for the same period in 2003, as a result of the rescission of the NFC acquisition in April 2003 (see Form 10-QSB Part II, Item 1, Acquisition or Disposition of Assets). See Note 3 to the financial statements for a discussion of the write-down of investment.

Net Loss: Net loss for the quarter ending June 30, 2004 was $(640,816) as compared to the net loss of $(544,044) for the same period in 2003. Net income for the six months ending June 30, 2004 was $299,844 as compared to the net loss of $(536,149) for the same six month period 2003. The changes in net income of $96,772 and $835,993 for the quarter and six months, respectively, were as a result of the factors discussed above, as well as the write-down of the investment in GSI (See Note 3 to the financial statements).

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

Item 3. Controls And Procedures

      (A) Evaluation Of Disclosure Controls And Procedures


      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Chief Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.


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


Item 2:   Change in Securities and Use of Proceeds

Issuance of Unregistered Shares

During the quarter ended June 30, 2004, the Company did not issue any additional securities other than those described in Note 4 of the financial statements, Stock Transactions. No underwriter, sales or placement agent was involved in any of the transactions.

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