Form 10QSB/A
period 2004-09-30
WHITEMARK HOMES INC
filed 2004-12-06
CIK 42284

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

The Company issued 7,142,857 restricted common shares to its majority shareholder for the conversion of $200,000 of convertible debentures arising from the shareholder's purchase of these debentures from a lender to the Company. The conversion price amounted to $0.028 per share.

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

The Company issued 7,142,857 restricted common shares to its majority shareholder and Chief Executive Officer for the conversion of $200,000 of convertible debentures arising from the shareholder's purchase of these debentures from a lender to the Company. The conversion price amounted to $0.028 per share.

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

                                       WHITEMARK HOMES, INC.

December 6, 2004
                                       /s/ Kenneth White
                                       -----------------------------------------
                                       Kenneth White
                                       Chief Executive Officer

December 6, 2004
                                       /s/ Russ Christensen
                                       -----------------------------------------
                                       Russ Christensen
                                       Acting Principal Financial Officer