Form 10KSB
period 2004-12-31
WHITEMARK HOMES INC
filed 2005-04-15
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

                                       or

            |_| Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant 1) has filed all reports required To be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of common equity held by non-affiliates of the registrant was $780,678 as of March 22, 2005, based on the price of the common stock, $.001 par value, of the registrant, ($.10 per share) at the close of the market on that day.

The number of shares outstanding of the registrant's common stock on March 22, 2005 was 21,591,956.

                              Whitemark Homes, Inc.
             Form 10-KSB for the fiscal year ended December 31, 2004

                                TABLE OF CONTENTS

                                                                            Page

 PART I

      Item 1.    Business     .     .     .     .     .     .     .     .     3
      Item 2.    Properties   .     .     .     .     .     .     .     .     5
      Item 3.    Legal Proceedings  .     .     .     .     .     .     .     6
      Item 4.    Submission of Matters to a Vote of Security Holders    .     8


 PART II

      Item 5.    Market for Registrant's Common Equity and Related
                   Stockholder Matters    .     .     .     .     .     .     9
      Item 6.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations      .     .     .    10
      Item 7.    Financial Statements and Supplementary Data      .     .    13
      Item 8.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure      .     .     .    13
      Item 8A.   Controls and Procedures  .     .     .     .     .     .    14


 PART III

      Item 9.    Directors and Executive Officers of the Registrant     .    15
      Item 10.   Executive Compensation   .     .     .     .     .     .    17
      Item 11.   Security Ownership of Certain Beneficial Owners
                   and Management   .     .     .     .     .     .     .    20
      Item 12.   Certain Relationships and Related Transactions   .     .    21
      Item 13.   Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K      .     .     .     .     .     .     .    22
      Item 14.   Auditor Fees       .     .     .     .     .     .     .    22
                   Signatures .     .     .     .     .     .     .     .    24


      Consolidated Financial Statements   .     .     .     .     .     .    F-1

                              Whitemark Homes, Inc.

                                     PART I

ITEM 1.  BUSINESS

(a)  Business Development

Whitemark Homes, Inc. (the "Company" or "WTMK" or "Whitemark") was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. The Company was organized primarily to acquire and hold royalties on oil and gas properties. During 1996 the Company's name was changed to Golden Triangle Industries, Inc. On June 17, 2000, the Golden Triangle shareholders approved the purchase of Whitemark Homes, Inc. It was determined that, after the acquisition, the Company's business would be strictly that of Whitemark and that the oil, gas and other extractive businesses would be sold. Therefore, in June 2001 the name of the Company was changed to Whitemark Homes, Inc. to reflect the new business direction. Whitemark has been in the business of developing and constructing high quality residential communities for the past twenty years, with an emphasis on customer satisfaction. Whitemark's business includes the purchase and development of lots through the construction and sale of single family homes, including designing, building and marketing. The target market is primarily first time and middle income buyers.

(c)  Business of Issuer

Construction and Development

The Company currently is involved in the purchase and development of land and the construction and sale of single-family conventional homes, primarily targeting vacation home buyers in the Orlando, Florida area. The Company offers homes in a price range from $180,000 to over $400,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as design, construction and marketing of planned developments. In 2004, 103 homes/lots were delivered in 3 communities. Each community offers several different floor plans for buyers to choose from. 91 homes/lots were delivered in 7 communities in 2003.

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

Current Projects

Lakewood

Lakewood consists of 96 acres of land subdivided into 48 lots including 5 lake front lots in Orange County, Florida, located amidst a preservation area that makes these oversized lots unique. The community is located within the Winter Park High School district boundaries, south of University Drive on Lake Irma, North of Hwy 50, and West the of Central Florida Greeneway.

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

Glenbrook

"A Vacation Resort Lifestyle Community", Glenbrook, a 266 lot, 70 acre development is located in a vibrant real estate market, only 10 minutes from Disney World and other major attractions. Amenities such as the Glenbrook Resort Community Recreation Facility feature a resort-style pool with waterfall, tennis courts, work-out room, game room, and media room with internet access.

Lace Fern

Located in the heart of Orlando near Kirkman Road. This affordable community features our Sable II model type home (3 bed, 2 bath, and single car garage) on 10 Lots.

Projects Recently Sold

Little Creek and Corner Lake

Whitemark Homes sold the Little Creek property consisting of 86 acres of land subdivided into 298 lots, on January 7, 2004 for a sale price of $7,434,157. Whitemark Homes sold the Corner Lake property consisting of 86 acres of land subdivided into 46 lots, on January 16, 2004 for a sale price of $3,723,125. Whitemark Homes also retained five lots within the Corner Lake property. The Company sold and closed all of these lots in the first quarter of 2004 for an additional sales amount of $1,035,000.

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

Suppliers

The Company's main suppliers are as follows: Rinker Materials, Quality Precast, Prestige AB/Ready Mix, Elite Electric, Maximum Air, Close Jowers and Prestige Lumber. The Company is only aware of one possible availability issue, and that is the supply of metal for framing of our houses. We will substitute lumber when the metal framing material is not available.

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

Employees

At December 31, 2003 and December 31, 2004 the Company and its subsidiaries employed 16 individuals, including the executive officers.

ITEM 2.  PROPERTIES

The Company leases its 4,400 square foot corporate office, located at 650 South Central Ave., Ste. 1000, Oviedo, Florida, from Davis Realty. Larry White, president of the Company sold the property in October 2003 to Davis Realty.

ITEM 3.  LEGAL PROCEEDINGS

Dispute of Money Owed

On October 30, 2002, Heller Financial, Inc. (Heller), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement. Whitemark is not disputing that there is money owed to Heller but the amount that is owed to Heller. As of December 31, 2004, Whitemark has recorded approximately $160,000 representing management's estimate of the minimum amount actually due to Heller associated with this issue. The Company has accrued an additional $640,000 in reserve for this lawsuit claim. This reserve represents Management's estimate of the probable loss in the event the Company is unsuccessful in defending this litigation. A summary judgment has been entered in favor of Heller against Fox Glen Management Corporation and two individual defendants (by the Northern District of Illinois), but the judgment is subject to an appeal. Management has entered into discussions to settle the matter, but otherwise will pursue the appeal, and may purrsue a separate action against Heller for monies which it believes Heller owes the Company in setoff.

On October 3, 2003, Paulson Investment Company Inc. filed a lawsuit against Whitemark Homes, Inc. for non-payment of $91,478 plus interest at a rate of 6% per year. The nonpayment represents monies which Paulson alleges it is owed for its due diligence costs in connection with a letter of intent for a proposed public offering to be underwritten by Paulson. Whitemark contends that certain conditions precedent to Whitemark's liability for these monies did not occur. This lawsuit was settled in November 2004 for a cash payment of $15,000. This payment was made to the arbitrators and, as of the date of the filing of this Form 10-KSB, the final signed release has yet to be received by the Company.

Acquisition or Disposition of Assets

As part of a settlement agreement entered into by Whitemark, certain of its subsidiary entities, officers and directors, and William Michael Adkinson ("Michael Adkinson"), and parties and entities related to Mr. Adkinson, on April 18, 2003 (the "Global Settlement Agreement"), as more fully set forth below, Whitemark acquired ownership of the common stock issued to Michael Adkinson and related parties, subject to a lien by an unrelated party and disposed of certain assets as more fully described herein. The overall result of the Global Settlement Agreement was to rescind a business relationship between Whitemark and Michael Adkinson, together with related parties and entities, which was consummated in October 2001. Until consummation of the settlement, Michael Adkinson was an employee of and significant shareholder in Whitemark. The Global Settlement Agreement was negotiated in a contested, arms-length transaction, the terms of which were believed to be no more favorable than could be obtained from unrelated parties.

As part of the Global Settlement Agreement, Whitemark has received all ownership rights to 5,000,000 shares of Whitemark restricted common stock, collectively owned by Michael Adkinson, Chad Adkinson, Wayne Adkinson, Jan Adkinson and Henry Devarona. Whitemark was also relieved of certain debt obligations related to the real property being transferred to Michael Adkinson, or his designees. Whitemark Homes also received the Orlando, Florida home of Michael Adkinson, subject to certain liens.

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

Global Settlement Agreement

In addition to the dismissal with prejudice of the above lawsuits and the transfers of real property and shares of subsidiary entities described in Part I, Item 3, Legal Proceedings, the Global Settlement Agreement also terminated, canceled and released all relevant parties from their respective obligations in any of the following agreements executed as part of the business relationship executed in or about August 2001: (1) the Exchange Agreement; (2) Closing Agreement; (3) the Guaranty Agreement; (4) Employment Agreement, (5) Security and Funding Agreement; (6) all profit participation agreements; (7) any joint venture agreements; and (8) any other document or agreement executed in connection with any of the foregoing with the exception of the Voting Agreement, which Voting Agreement shall remain in effect subject to terms of the Global Settlement Agreement.

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

Other Legal Matters

During the first quarter of 2004, the Company became a party to two other legal actions which relate to or arise from events relating to the Global Settlement Agreement. Adkinson has asserted that the Company is in default of the Agreement by not causing certain loan obligations relating to the Long Point Cove property to be satisfied at a discount. That property is no longer owned by the Company pursuant to the Global Settlement Agreement, and the Company maintains that it has fulfilled its obligations related thereto under the Agreement, and has filed a counterclaim against Adkinson based on this issue. The Company believes this action to be without merit and intends to vigorously defend. In addition, the Company is pursuing an action against the Adkinson parties for failure to comply with certain matters in the Global Settlement Agreement.

The Company has also been named as a defendant in an action by Matthew Paul Malouf based on certain indemnification provisions related to his guaranty of a loan on the Muirfield Property and based on an asserted participation interest in that property or other properties which have since been relinquished by the Company under the Global Settlement Agreement. The obligations which were alleged to require indemnity have been satisfied and this portion of the action is subject to dismissal. The Company believes that all of the other of Malouf's claims are matters which were assumed by Adkinson as part of the Global Settlement Agreement, and will vigorously defend any such claims. The Company has filed a counterclaim against Adkinson and related entities to recover any damages it may suffer.

During the fourth quarter of 2004, Whitemark Homes of Florida, Inc. was named as a defendant in an action by Home Ownership & Mortgage Experts, Inc. seeking recovery of $225,000.00 in fees due under an agreement related to the Little Creek property. Management believed that no sums were due under the Agreement because the services had not been performed and due to a variety of defenses. However, in order to avoid the expense and uncertainty of litigation, the Company entered into a settlement agreement in the amount of $75,000 under which it will be paid in payments during the year of 2005, This settlement is reflected as of December 31, 2004.

The Company was served on April 13, 2005 with a complaint seeking payment of real estate commissions for three sales in the Glenbrook project. The complaint is currently being evaluated to determine its merit. The Company believes it may have defenses of offsets to these commissions; notwithstanding that, the full amount of the commissions which could be claimed has been escrowed with the closing agent. Therefore, the Company believes that the Complaint will not cause any loss or detrimentally affect the Company. On the other hand, if the Company prevails in the litigation, additional cash will become available.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None filed during 2003 and 2004.

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

                Year Ended December 31, 2004        Year Ended December 31, 2003
                    High           Low                 High           Low
                  --------       --------            --------       --------
  1st Quarter     $    .17       $    .09            $    .80       $    .20
  2nd Quarter          .20            .04                 .51            .20
  3rd Quarter          .15            .03                 .65            .12
  4th Quarter          .11            .04                 .40            .09

On March 22, 2005, the price of the stock closed at $.10 per share as reported on the OTC Bulletin Board.

As of March 22, 2005, there were approximately 8300 holders of record of the Company's Common Stock, plus an undetermined number of stockholders who hold their stock in street name.

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

Issuance of Unregistered Shares

During the year ended December 31, 2003 and 2004, the Company issued securities in the transactions described below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions. The applicable transactions are as follows:

      o In August 2002, Whitemark entered into an Equity Line of Credit Agreement and Placement Agent Agreement ("Agreement") with Cornell Capital Partners, L.P. (Cornell). On January 15, 2003 the Company issued 111,364 restricted common shares to Cornell, and issued 4,545 restricted common shares to Westrock Advisors, Inc. as compensation under the Agreements. On August 12, 2003 the Company issued another 111,364 restricted common shares to Cornell as compensation under the Agreements. The shares were valued at $2.20 per share.

      o In August 2002, Whitemark also issued convertible debentures to Cornell. These debentures are convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent (80%) of the average closing bid price of the common stock for the four trading days immediately preceding the conversion date. On November 12, 2003 the Company issued 131,579 restricted common shares upon conversion of a part of Cornell's convertible debenture at $.17 per share ($22,000), and issued 208,333 restricted common shares upon partial conversion of the convertible debenture at $.096 per share ($20,000).

      o On March 27, 2003, the Company issued 48,750 restricted common shares to Roger A. Repstein as compensation for services. The shares were valued at $.40 per share.

      o On April 22, 2003, the Company issued 500,000 shares to PC Homes Investors, Inc. as a part of a $500,000 loan agreement.

      o On August 23, 2004, the Company issued 625,000 restricted common shares for conversion of convertible debentures. These debentures were convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent of the average closing bid price of the common stock for the four trading days immediately preceding the conversion date. One debenture was converted in the amount of $25,000 under which the conversion price was $0.04.

      o On September 9, 2004, the Company issued 7,142,857 restricted common shares to its majority shareholder and Chief Executive Officer for the conversion of $200,000 of convertible debentures arising from the shareholder's purchase of these debentures from a lender to the Company. The conversion price amounted to $0.028 per share.

      o On September 23, 2004, the Company received and immediately canceled 4,650,000 shares returned pursuant to the Global Settlement Agreement resulting in the rescission of the NFC acquisition. (See
            Part II, Item 7, Financial Statements and Supplementary Data, Note 2 to the Financial Statements.)

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

General Overview

The Company develops real estate and builds homes. These efforts have historically been concentrated in under-served markets for entry-level, first-time move-up, and vacation homebuyers. However, efforts are now focused on the mid-level homebuyer and vacation homes with housing products from $180,000 to $400,000.

The Company had 4 communities in various stages of acquisition and development at December 31, 2004, not including the two which were sold in 2004.

Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. Cash flow from operations was negative during 2003 largely due to the costs of developing the infrastructure and predevelopment costs associated with numerous properties. However, this was anticipated and cash flow from homebuilding activity increased as the home inventory was sold in 2004 and is expected to continue during 2005. All of the $26,206,626 of current presale backlog is projected to generate revenues in fiscal years 2005 and 2006.

On December 31, 2004, the Company had outstanding borrowings of approximately $8,100,000. This is a decrease from December 31, 2003 of approximately $11,600,000 as a result of the selling of two developments and payments made on outstanding loans. In addition, many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender. The Company's objective is to either pre-sell the properties to the point where construction can begin or to sell the property for a profit prior to the note's coming due.

The Company currently finances its projects with project specific acquisition, development and construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. The Company requires funds generated from operations and expected borrowing availability from the private and public market to fund the Company's working capital requirements. Therefore, the Company will need to raise additional capital to fund anticipated operating expenses. Should the Company become unable to secure financing, the Company's operations may be adversely affected.

Results of Operations for the year ending December 31, 2004

Revenues: Whitemark's revenues for the year ended December 31, 2004 increased to $36,906,948 (this includes revenues of $12,192,282 for two developments sold) from $14,849,569 when compared with the same period of 2003. This is an increase of $22,057,379 or 149%. The number of homes delivered for the year ended December 31, 2004 was 102 Homes with an average selling price per home of approximately $209,000. Management also believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability, and cannot be predicted for future periods with any degree of certainty.

Gross Profit: Gross profit for the year ended December 31, 2004 was $3,800,841 or 10%, as compared to $1,639,373 or 11% for the year ended December 31, 2003. The costs of homes and land sold during 2004 increased $19,895,911 to $33,106,107 when compared with the same period in 2003. This is primarily due to the sale of the two developments as well as an increase in home deliveries. Although the cost of homes is directly attributable to the product mix, Whitemark operates with several internal control processes, which help to ensure that projected gross profit margins are maintained and quality control standards are met.

Expenses: Selling, general and administrative expenses decreased to $3,380,385 for the year ending December 31, 2004, which is a decrease of $870,492 or 21% from $4,250,877 for the year ended December 31, 2003. The decrease in operating expenses for the current period was principally a result of the selling, general and administrative costs associated with ongoing cost reductions.

Income(Loss) from Operations: The loss from continuing operations for the year ended December 31, 2004 was $45,052 compared to the loss from operations of $2,731,959 for the year ended December 31, 2003. The decrease in loss from operations of $2,686,907 was a result of the factors discussed above.

Other Expenses: Interest expense of $121,616 was incurred for the year ended December 31, 2004 versus $185,528 in the year ended December 31, 2003, a decrease of $63,912. This decrease is primarily attributable to the selling of the two developments and our current product mix and financing arrangements. Whitemark obtains construction loans and other borrowings in order to purchase land and build homes. Whitemark incurs interest charges on these borrowings, with rates varying from 4.75% to 30% per year. Interest is capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest is expensed.

The write down of the investment in GSI of $438,905 relates to management's revised estimate of its realizable value as of June 30, 2004. No other write downs were made subsequent to June 30, 2004.

Discontinued Operations: Loss from discontinued operations of NFC group for the year ended December 31, 2003 was $430,285. These charges represent the loss on exchange and write down of land and home inventory based on the assets and liabilities which were transferred out of the Company as of April 18, 2003 from the effective rescission of the NFC acquisition and the terms of the Global Settlement Agreement.

Net Loss: Net loss for the year ended December 31, 2004 was ($45,052) as compared to a net loss of ($3,162,244) for 2003. The decrease in net loss of $3,117,192 was a result of the factors discussed above.

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

SAFE HARBOR PROVISION - DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "hopes", and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements.

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

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer, Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.

      (b) Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Board of Directors of the Company (the `Board') presently consists of three members. Each director is elected at the annual meeting of shareholders to hold office until the next annual meeting of shareholders and until his/her successor has been elected and qualified. Currently serving as directors as of March 31, 2005 are: Larry White, Scott D. Clark, and Hugh W. Harling, Jr. The following table sets forth information concerning the persons currently serving as directors of the Company.
                                                              Date First
                                        Position With          Elected
       Name               Age            the Company          as Director
-----------------------   ---     ------------------------    -----------
  Larry White              57      President, Chief
                                    Executive Officer and
                                    Chief Financial Officer      2000

  Scott D. Clark           49      Director                      2000

  Hugh W. Harling, Jr.     60      Director                      2000

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
                                                              Date First
                                      Position With            Elected
         Name             Age          the Company            as Officer
-----------------------   ---     ------------------------    ----------
  Larry White              57      Chairman of the Board         2000
                                    and CEO
  Scott D. Clark           49      Secretary/Treasurer           2000
  William Rigsby           45      Vice President                2000

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

Hugh W. Harling Jr. (Director): Hugh W. Harling, Jr., P.E., is the founder and owner of an engineering firm in Central Florida integrating Civil Engineering, Land Planning and Surveying since June 1980. Prior to forming his own firm, he served as Regional Manager of a large local consulting engineering and planning firm, where he managed the firm's expanding operations in surveying, land planning, civil and environmental engineering design. He graduated from the University of Florida with a Civil Engineering degree and obtained a Master of Business administration from Florida State University. Mr. Harling's expertise is land development, comprehensive planning, and utilities and drainage sanitary engineering. Mr. Harling is a board member of the Mid-Florida Home Builders association, former mayor of Altamonte Springs, Florida, member of the Underground Utilities Examining Board, past president of the Florida Planning and Zoning Association, and a member of the National and American Society of Civil Engineers. He was elected as a Director in 2000. Mr. Harling is the only member of our audit committee and is independent from management of the Company.

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

Code of Ethics

On April 8, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to Form 10-KSB for the year ending December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's chief executive officers and vice presidents for the past two fiscal years. There is no other compensation to other officers or employees that would require disclosure under this item.


  Name and                                    Salary Cash     Bonus Cash         Other
Principal Position                    Year    Compensation*   Compensation   Compensation**
----------------------------------    ----    -------------   ------------   --------------
  Larry White, CEO ...............    2003       168,000                          5,040
                                      2004       488,702                          7,214

  Mitchell Gordon, CFO ...........    2003        90,000
  (started 4/02, .................    2004            --
   resigned 10/03)

  William Rigsby, VP .............    2003       125,000                          3,750
                                      2004       135,782                          3,894

  Larry Wayne Adkinson ...........    2003        23,000
  (started 11/01) ................    2004            --

* The amounts presented reflect salary received for the entire year.

** Other compensation includes a vehicle allowance and contributions to a "SIMPLE" retirement plan.

No options were granted during the year ended December 31, 2004.

Director Compensation

No fees were paid to directors in 2003 and 2004.

Securities Authorized for Issuance Under Equity Compensation Plan

      The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2004.

                                                                                                            Number
                                                                                                        Of Securities
                                                                                                      Remaining Available
                                                                    Number                            For Future Issuance
                                                                Of Securities      Weighted-Average       Under Equity
                                                                 To Be Issued       Exercise Price     Compensation Plans
                                                                Upon Exercise       Of Outstanding         (Excluding
                                                                Of Outstanding         Options,            Securities
                                                              Options, Warrants      Warrants And          Reflected
                                                                  And Rights            Rights           In Column (a))
                                                              -----------------    ----------------   --------------------
                                                                     (a)                 (b)                  (c)
----------------------------------------------------------    -----------------    ----------------   --------------------
Equity compensation plans approved by security holders                 --                  --                  --

Equity compensation plans not approved by security holders          1,100               $1.10                  --

TOTAL                                                               1,000               $1.10                  --


     Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values
     -----------------------------------------------------------------------

                                    Shares              Value              Number of               Number of
                                  Acquired on         Realized            Securities              Unexercised In
                                   Exercised           ($)(1)              Underlying               the Money
                                      (#)                                 Unexercised              Options at
                                                                           Options at               FY-End ($)
                                                                            FY-End(#)
--------------------------      ---------------     ---------------     -----------------       ------------------
Larry White                           -0-                -0-              1,000,000                   -0-
William Rigsby                        -0-                -0-                100,000                   -0-


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

Based on the committee's review, an employment agreement dated January 2002 was executed between Larry White and the Company. The three-year contract calls for a salary of $250,000 per year, plus an annual bonus equal to 10% of the Company's net income. The bonus is subject to a cap of 200 percent of the base salary amount. The agreement also entitles Larry White to an option to purchase 1,000,000 shares of restricted common stock at the value of the stock on January 2, 2002 ($1.10 per share). These options also expire January 2, 2012. As of December 31, 2004, no amount was due to Mr. White under the employment agreement.

The Company currently has the following outstanding warrants. Edward E. Browning and William D. Rigsby are holding warrants that may be exercised to purchase 100,000 restricted shares each at $1.10 per share anytime prior to January 2, 2006.

In April 2002, the Company filed an S-8 registration statement registering 500,000 common shares for a Stock Compensation Plan recommended by the committee and adopted by the Board. The Plan allows for directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors. The Plan allows these service providers to acquire proprietary interests in the Company in exchange for their services. These interests provide incentives for high levels of service. During 2003, 240,000 shares were issued under the Stock Compensation Plan in payment for services rendered.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company's common stock as of March 22, 2005 with respect to (1) each person known by the Company to own beneficially more than 5% of the Company's common stock, (2) each of the Company's directors, and (3) all directors and officers of the Company as a group. The title of class is common stock, $.001 par value.


                                  # of Shares
    Name and Address              Beneficially           Percent of
     of Stockholder                  Owned                 Class
 --------------------------       -------------         -----------
 Larry and Patricia White         13,311,977  *           61.65%*
 699 Bear Paw Ct
 Winter Springs, FL   32708

 Scott D. Clark                       65,300                .30%
 655 W. Morse Blvd., Ste. 212
 Winter Park, FL   32789

 Hugh W. Harling, Jr.                 12,900                .06%
 746 Florida Blvd.
 Altamonte Springs, FL   32701

 William Rigsby                      395,000  **           1.83%
 2958 Division Street
 Oviedo, FL   32765

All directors and officers as     13,785,177              63.84%
      group (4 persons)

      * Includes shares relating to 1,000,000 options exercisable within 60 days.

      ** Includes shares relating to 100,000 options exercisable within 60 days.

Pursuant to the global settlement Agreement, 350,000 shares registered to the Adkinson Group are being held in escrow pending return to the Company for cancellation, 4,650,000 shares were returned in the year 2004. See Part I, Item
3. Legal Proceedings. The voting rights to these shares are held by Larry White.

The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

Changes in Control

No changes in control occurred during 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a description of significant relationships and related transactions between the Company and management during the years ended December 31, 2003 and 2004.

The Company has borrowed funds from officers, directors and from a senior manager for the development of projects. Some of these loans are due as homes are sold. Others are due upon arrangement of other financing or on sale of the project. The balances at December 31, 2003 and 2004 totaled $699,937 and $267,388.

The President of the Company leased to the Company its principal office from the year 2000 until October 2003. The amount paid to this related party for rent in 2003 was approximately $50,000. Larry White sold the property in October 2003 to Davis Realty, an unrelated party.

In 2003 and 2004 the Company was due amounts from related parties for various costs incurred with regard to properties owned by these related parties in anticipation of further development of these properties by the Company.

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

14.1  Code of Ethics (incorporated by reference)

21.1  Subsidiaries of registrant (filed with this Form 10-KSB)

23.1 Consent of Beemer, Pricher, Kuehnhackl & Heidbrink, P.A. (filed with this Form 10-KSB)

31.1  Certification(s) of the President (filed with this Form 10-KSB)

32.1  Certification(s) of the Chief Financial Officer (filed with this Form
      10-KSB)

      (b)   Reports on Form 8-K

            None

ITEM 14. AUDITOR FEES

Audit Fees paid during 2004 and 2003 were $32,500 and $61,155 respectively, to Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

Tax Fees paid during 2004 and 2003 were $8,500 and $13,050 respectively, to Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

Other Fees (SEC) paid during 2004 and 2003 were $22,250 and $35,263 respectively, to Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

Our Audit Committee, Hugh Harling approved the amount to be paid to Beemer, Pricher, Kuehnhackl & Heidbrink, P.A. for our 2004 Audit. The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Whitemark Homes by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934. Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the previous year's annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

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

                            WHITEMARK HOMES, INC.


April 12, 2005              By: /s/ KENNETH "LARRY" WHITE
                                ---------------------------------
                                Kenneth "Larry" White, President, Chief
                                Executive Officer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                Title                           Date


 /s/ LARRY WHITE                President, Chief Executive      April 12, 2005
----------------------------    Officer and Chief Financial
Larry White                     Officer


 /s/ SCOTT D. CLARK             Director                        April 12, 2005
-----------------------------
Scott D. Clark


 /s/ HUGH W. HARLING, JR.       Director                        April 12, 2005
----------------------------
Hugh W. Harling, Jr.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page

Independent Auditors' Report    .     .     .     .     .     .     .   F-1

Consolidated Balance Sheet as of December 31, 2004            .     .    F-2

Consolidated Statements of Operations for the years ended
          December 31, 2004 and 2003  .     .     .     .     .     .   F-3

Consolidated Statement of Stockholders' Equity for the
          years ended December 31, 2004 and 2003  .     .     .     .   F-4

Consolidated Statements of Cash Flows for the years ended
          December 31, 2004 and 2003  .     .     .     .     .     .   F-5

Notes to Consolidated Financial Statements  .     .     .     .     .   F-6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
     Whitemark Homes, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheet of Whitemark Homes, Inc. (a Colorado corporation) and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitemark Homes, Inc. and subsidiaries as of December 31, 2004 and the consolidated results of their operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ BEEMER, PRICHER, KUEHNHACKL & HEIDBRINK, P.A.
Beemer, Pricher, Kuehnhackl & Heidbrink, P.A.

Winter Park, Florida
DATE: February 11, 2005

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             As of December 31, 2004


ASSETS
  Land and home inventory                       $  9,719,545
  Cash and cash equivalents                        1,226,287
  Accounts receivable                                991,451
  Prepaid expense                                     67,164
  Other assets                                       383,114
  Investment in equity method investee               250,000
                                                ------------
  TOTAL ASSETS                                  $ 12,637,561
                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Notes payable                                 $  7,838,174
  Notes payable - related party                      267,388
  Accounts payable                                 3,126,855
  Accrued expenses                                 1,716,881
  Home sale deposits                               3,070,508
                                                ------------
            Total Liabilities                     16,019,806
                                                ------------

Commitments and Contingencies

Stockholders' Deficit
  Common stock ($.001 par value, 100,000,000
    shares authorized, 21,586,433
    shares issued and outstanding)                    21,587
  Additional paid in capital                      24,099,914
  Retained deficit                               (27,503,746)
                                                ------------
       Total Stockholders' Deficit                (3,382,245)
                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $ 12,637,561
                                                ============


The accompanying notes are an integral part of these financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003



                                                       2004            2003
                                                   ------------    ------------
Sales                                              $ 36,906,948    $ 14,849,569

Cost of sales                                        33,106,107      13,210,196
                                                   ------------    ------------
  Gross profit                                        3,800,841       1,639,373

Selling, general and
   administrative expenses                            3,380,385       4,250,877
                                                   ------------    ------------
    Income(loss) from operations                        420,456      (2,611,504)

Other income/(expense)
  Other income                                           95,013          65,073
  Interest expense                                     (121,616)       (185,528)
  Writedown of investment                              (438,905)             --
                                                   ------------    ------------
  Loss from continuing operations
   before income taxes                                  (45,052)     (2,731,959)

Income taxes                                                 --              --
                                                   ------------    ------------
  Loss from continuing operations                       (45,052)     (2,731,959)

Discontinued operations (Note 2)
  Loss from operations of NFC group,
    including loss on disposal of
    $430,285 in 2003                                         --        (430,285)
  Income tax benefit                                         --              --
                                                   ------------    ------------
   Loss from discontinued operations                         --        (430,285)
                                                   ------------    ------------
  Net loss                                              (45,052)     (3,162,244)
                                                   ============    ============

Loss per common share: Basic and diluted $                (.002)   $      (.185)
                                                   ============    ============

Weighted average shares outstanding -
  Basic and diluted                                  19,641,479      17,115,131
                                                   ============    ============


The accompanying notes are an integral part of these financial statements

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For
                   the Years Ended December 31, 2004 and 2003

                                                                         Additional
                                             Common Stock                 Paid In          Retained
                                       Shares            Amount           Capital           Deficit            Total
                                    ------------      ------------      ------------     ------------      ------------
Balances at December 31, 2002         16,950,998      $     16,951      $ 23,414,702     $(24,296,450)     $   (864,797)

Stock issued under DRP program            39,618                40            12,331               --            12,371
Stock issued under S-8
  registration                           240,000               240            59,760               --            60,000
Restricted stock issued for
  debt reduction, loan fees and
  interest                               727,273               727           318,500               --           319,227
Restricted stock issued for
  conversion of convertible
  debentures                             339,912               340            40,778               --            41,118
Restricted stock issued for
  services                                48,750                49            19,451               --            19,500
Net loss                                      --                --                --       (3,162,244)       (3,162,244)
                                    ------------      ------------      ------------     ------------      ------------
Balances at December 31, 2003         18,346,551            18,347        23,865,522      (27,458,694)       (3,574,825)


Stock issued under DRP program           122,025               122            12,510               --            12,632
Restricted stock issued for
  conversion of convertible
  debentures                           7,767,857             7,768           217,232               --           225,000
Cancellation of shares per
  Global Settlement
  Agreement (Note 2)                  (4,650,000)           (4,650)            4,650               --                --
Net loss                                      --                --                --          (45,052)          (45,052)
                                    ------------      ------------      ------------     ------------      ------------
Balances at December 31, 2004         21,586,433      $     21,587      $ 24,099,914     $(27,503,746)     $ (3,382,245)
                                    ============      ============      ============     ============      ============

The accompanying notes are an integral part of these financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003

                                                       2004            2003
                                                   ------------    ------------
Cash Flows from Operating Activities:
  Net loss                                         $    (45,052)   $ (3,162,244)
  Adjustments to reconcile net loss
     to net cash flows provided by (used for)
     continuing operations:
     Loss from discontinued operation                        --        (430,285)
     Loss on disposal of discontinued
       operations                                            --         430,285
     Depreciation and amortization                       42,973          36,387
     Services acquired with stock                            --          19,500
     Loss on writedown of investment                    438,905              --
     Interest paid with stock                                --         360,345
     Loss on disposal of property and equipment          11,338           9,852
  Changes in operating assets and liabilities:
     Land and home inventory                         12,327,164      (2,308,764)
     Accounts receivable                               (820,962)        (71,448)
     Prepaid expenses                                   (12,511)         53,958
     Other assets                                      (280,486)         76,191
     Accounts payable                                   392,218       1,583,460
     Accrued expenses                                  (745,054)       (278,105)
     Home sale deposits                                 721,909       1,878,070
                                                   ------------    ------------
Net cash provided by (used for)
  continuing operations                              12,030,442      (1,802,798)
Net cash provided by
  discontinued operations                                    --         430,285
                                                   ------------    ------------
Net cash provided by (used for)
  operating activities                               12,030,442      (1,372,513)

Cash Flows from Investing Activities:
  Purchases of property and equipment                   (40,011)         (8,056)
                                                   ------------    ------------
Net cash used for investing
  activities                                            (40,011)         (8,056)
Cash Flows from Financing Activities:
  Proceeds from notes payable                        15,094,147      13,672,876
  Repayment of notes payable                        (26,701,951)    (11,678,848)
  Proceeds from stock issuance                           12,632          12,371
                                                   ------------    ------------
Net cash provided by (used for) financing
   activities                                       (11,595,172)      2,006,399
                                                   ------------    ------------
  Net increase in cash and
   cash equivalents                                     395,259         625,830
Cash and cash equivalents at
   beginning of year                                    831,028         205,198
                                                   ------------    ------------
Cash and cash equivalents at end of year           $  1,226,287    $    831,028
                                                   ============    ============

Supplemental Disclosures:  See Note 3

The accompanying notes are an integral part of these financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

NOTE 1:  GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development of Business

Whitemark Homes, Inc. (the "Registrant") was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. Until April 1, 2000, the Registrant was involved in the oil and gas production and services industries. In addition, on April 1, 2000, the Registrant disposed of its oil and gas industry related activities and assets and acquired Whitemark Homes, Inc. ("Whitemark Florida") along with certain related entities (the "Whitemark Group") in a transaction accounted for as a reverse acquisition. Whitemark Florida changed its name to Whitemark Homes of Florida, Inc. and the Registrant changed its name to Whitemark Homes, Inc.

On October 1, 2001, the Registrant acquired North Florida Consulting, Inc. and certain related entities (the "NFC Group") as an expansion of its business. With the acquisition of the NFC group, the Company entered into the development of high-rise residential resort properties. However, although Whitemark and NFC had completed the aforementioned acquisition, in April 2003, the acquisition was effectively rescinded and the respective entities were no longer related (see
Part I, Item 3, Legal Proceedings for further detail). Whitemark is currently developing real estate within the state of Florida.

Current Business Summary

The Company is involved in the purchase and development of lots and the construction and sale of single-family conventional homes, primarily targeting vacation home buyers in the Orlando, Florida area. The Company offers homes in a price range from $180,000 to over $400,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as the design, construction, marketing, and financing of the homes. In 2004, 103 homes/lots were delivered in 3 communities. Each community offers several different floor plans for buyers to choose from.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Whitemark Homes, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated. The Company's consolidated subsidiaries at December 31, 2004 and 2003 include Whitemark Homes of Florida, Inc. Whitemark at Oak Park, Inc,; Home Funding, Inc.; Fox Glen Limited Partnership, Whitemark at Corner Lake, LLC, Whitemark at Glenbrook, LLC, and Whitemark at Little Creek, LLC. In addition, North Florida Consulting, Inc. and its related entities were consolidated through April 18, 2003 (see Note 2).

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

In April 2000, the Company acquired a 40% equity interest in Golden Square Industries, Inc. ("GSI") as a direct result of the business combination between Golden Triangle Industries, Inc. and Whitemark Homes of Florida, Inc. The Company wrote this investment down to management's revised estimate of its realizable value as of June 30, 2004. No writedowns were made subsequent to June 30, 2004.

REVENUE RECOGNITION: The Company recognizes revenue from all land development activities in accordance with Statement of Financial Accounting Standards No.
66. Direct costs are capitalized into land development costs. Interest and property taxes are capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest and property taxes are directly expensed. Revenue for home sales built and financed under a traditional sale arrangement where title for the land and construction passed to the buyer upon completion of the homes and the closing of the sale, is recognized only upon the closing and delivery of the homes to the buyer. The company estimates that the average period between the execution of a purchase agreement for a home and final delivery under this type of arrangement is approximately one year. The Company also sells land lots to buyers under an agreement in which the company has agreed to build a home and other improvements for which title to the land and improvements passes to the buyer immediately and the buyer is the obligor under the construction loan. Revenues under this type of arrangement are recognized under the percentage of completion method. Also at times the Company will sell land to buyers or other developers at which time revenue is recognized under the full accrual method for land sales as defined in Statement of Financial Accounting Standards No. 66.

Revenue recognized for 2004 and 2003 consists of the following:

                                                    2004                 2003
                                                -----------          -----------

Traditional home sales                          $21,328,011          $14,607,731
Percentage of completion                          3,324,155                   --
Land sales                                       12,254,782                   --
Finance income                                           --              241,838
                                                -----------          -----------
                                                $36,906,948          $14,849,569

Internal sales commissions are included in selling, general and administrative expense. External commissions are included as part of cost of sales. Cost and estimated earnings on uncompleted contracts accounted for under the percentage of completion method above of $105,304 is included in accounts receivable in the accompanying consolidated balance sheet as of December 31, 2004.

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

The Company occasionally has cash deposited in financials institution which is in excess of the limit imposed by the Federal Deposit Insurance Corporation
(FDIC). The Company has not incurred losses on its cash deposits in the past, and management of the Company does not believe that losses will be incurred in the foreseeable future. The amount held in banks in excess of FDIC coverage at December 31, 2004 was approximately $1,080,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Unless otherwise specified, the Company believes the book value of its financial instruments approximates their fair value.

RECLASSIFICATIONS: Certain reclassifications were made in the 2003 financial information to enhance comparability with the 2004 classifications.

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

Effective April 18, 2003, this acquisition was effectively rescinded and all assets and liabilities exchanged in the original transaction were returned to the original owners with certain exceptions provided for in the exchange agreement. As a result all assets and liabilities of the NFC Group reverted to the original owner and 5,000,000 shares of common stock of the Company were returned to the company subject to certain liens. The liens relate to a collateral pledge of the Whitemark shares in favor of three banks for loans totaling $2,700,000 made to the former owners of the NFC Group. As of December 31, 2004, these liens have been removed from 4,650,000 of these shares, and the shares were canceled.

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

NOTE 3:  SUPPLEMENTAL CASH FLOW DISCLOSURES
                                                         2004            2003
                                                      ----------      ----------
  Cash paid for interest                              $2,877,683      $1,010,991

Non-cash Investing and Financing Activity:
  Interest on notes payable capitalized
     into land and home inventory                     $1,838,819      $2,289,541
  Restricted stock issued for payment
     of notes payable                                 $       --      $  319,227
  Stock issued under S-8 registration                 $       --      $   60,000
  Restricted stock issued for services                $       --      $   19,500
  Restricted stock issued for conversion of
     convertible notes payable                        $  225,000          41,118

NOTE 4:  LAND AND HOME INVENTORY

Land and home inventory consists of the following at December 31, 2004:

  Project development and construction costs     $2,466,417
  Home construction costs                         3,345,723
  Land Cost                                       3,907,405
                                                 ----------
                                                 $9,719,545
                                                 ==========
NOTE 5:  EQUITY METHOD INVESTMENTS

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

During 2004, the Company wrote down the investment in GSI to management's current estimate of its realizable value. Factors contributing to this write-down were the lack of availability of audited financial information for GSI and management's unwillingness to pursue legal action.

NOTE 6:  NOTES PAYABLE

Notes payable consist of the following at December 31, 2004:

Construction loans with banks and others -
     interest rates of 4.75% to 30% with
     interest due monthly, principal due as
     homes or properties are sold, secured
     by real estate                              $  5,769,303

Obligations to participation mortgage lenders -
     payments due based on cash flows of the
     Fox Glen, Glenbrook, Lake Irma and Bear
     Gully projects, secured by real estate
     And partnership interests                      1,758,826

Other loans                                           310,045
                                                  -----------
                                                 $  7,838,174
                                                  ===========

Loans from related parties-interest rates of
     4.75% to 15%, with interest due monthly
     or at payoff, depending on the loan terms,
     principal due on sale of lots, arrangement
     of other financing, or sale of the property  -----------
                                                 $    267,388
                                                  ===========

Interest cost totaled $2,877,383 and $2,662,217 in 2004 and 2003, respectively. These amounts include capitalized interest of $2,755,767 and $2,476,689 in 2004 and 2003, respectively. The weighted average interest rate on outstanding debt at December 31, 2004 is 10.5%.

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

NOTE 7:  LEASES

The Company leases office equipment under noncancellable operating leases. Future annual minimum rental commitments under all long-term operating leases are as follows:

                  2005         90,237
                  2006         11,220
                  2007          2,455

Rent expense for 2004 and 2003 under all operating leases was $259,076 and $248,291, respectively. The Company began subleasing a portion of its corporate office building in December 2000. The sublease expired in January 2004, however; the sublease is continued on a month-to-month basis at a rate of $2,731 per month.

NOTE 8:  RELATED PARTY TRANSACTIONS

As presented in the balance sheet, the statement of cash flows, and Note 6, the Company has borrowed funds from officers and from directors for development projects. Some of these loans mature at various dates or as homes are sold. Others are due upon arrangement of other financing or upon sale of the project. The balance due to related parties under these loans was $654,888 as of December 31, 2004.

In addition, the Company is obligated to pay the prior chief financial officer of the Company certain accrued salaries under his employment agreement. The amount due to this individual as of December 31, 2004 was $29,172 and is included in accrued expenses in the accompanying financial statements.

The president of the Company owned the building in which the principal offices of the Company are located, from year 2000 until October 2003. The amount of rent paid to this related party in 2003 was approximately $50,000.

NOTE 9: STOCK TRANSACTIONS

The Company issued 122,025 and 39,618 common shares during 2004 and 2003, respectively under its Dividend Reinvestment Plan and Stock Purchase Plan for proceeds of $12,632 and $12,371 respectively.

The Company issued 240,000 common shares during 2003, under an S-8 Registration Statement. These shares were issued for consulting and architectural services valued at $60,000. The number of shares issued in each transaction was determined based on the market value of the Company's stock at the issue dates.

The Company issued 7,767,557 and 339,912 restricted shares during 2004 and 2003, respectively, for conversion of convertible debentures. These debentures were convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent of the average closing bid price of the common stock for the four trading days immediately preceding the conversion date. Two debentures were converted in the amounts of $25,000 and $200,000 in 2004 under which the conversion price was $0.04 and $0.028, respectively. Two debentures were converted in the amounts of approximately $22,000 and $20,000 in 2003 under which the conversion price was $0.17 and $0.096, respectively.

The Company issued 727,273 restricted shares during 2003 for $315,818 of loan interest and $3,409 of loan fees. The stock for this transaction was valued at the amount of consideration received (the amount of interest, debt reduction or loan fees applied) since the fair value of the Company's stock is not more readily determinable; therefore, no gain or loss was recorded on these transactions.

The Company issued 48,750 restricted shares during 2003 for $19,500 in consulting services. The fair value of the shares issued was determined by the value of the services received.

NOTE 10: STOCK COMPENSATION PLAN

In September 1998 and May 2002, the Company filed S-8 registration statements registering 200,000 and 500,000 common shares for a Stock Compensation Plan adopted by the Board. The Plan allows the directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors. The Plan allows these service providers to acquire proprietary interests in the Company in exchange for their services. These interests provide incentives for high levels of service. The Board approved the issuance of 240,000 S-8 shares to employees and consultants during 2003. There are currently 121,905 registered S-8 shares still available for issue through the plan as of December 31, 2004.

NOTE 11. EMPLOYEE EQUITY OPTIONS

In conjunction with the Company's execution of employment agreements with the President and Chief Financial Officer of the Company in 2002, certain stock options were issued which provided for the option to purchase an aggregate of 1,100,000 shares of restricted stock. In addition, certain warrants were issued to an officer of the Company in 2003.

A summary of the Company's outstanding stock options and warrants as of December 31, 2004 and 2003, and the changes during the years ended December 31, 2004 and 2003 is presented below:

                                                      Weighted
                                                       Average        Options/
                                                      Exercise        Warrants
         Fixed Options                  Units           Price       Exercisable
--------------------------------     ----------      ----------     ----------

Outstanding at January 1, 2003        1,200,000      $     1.16      1,200,000
                                                                    ==========
Granted                                      --              --
Exercised                                    --              --
Forfeited                              (100,000)     $     1.84
                                     ----------      ----------
Outstanding at December 31, 2003      1,100,000      $    1.10       1,100,000
                                                                    ==========
Granted                                      --              --
Exercised                                    --              --
Forfeited                                    --              --
                                     ----------      ----------
Outstanding at December 31, 2004      1,100,000      $     1.10      1,100,000
                                     ==========      ==========     ==========

    Weighted-average fair value of options/warrants granted during 2003: n/a

    Weighted-average fair value of options/warrants granted during 2004: n/a

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

      The following table summarizes information about fixed options outstanding at December 31, 2004.



                                Outstanding Options                                 Exercisable Options
                --------------------------------------------------------   -------------------------------------

                                       Weighted
    Range of         Number             Average            Weighted             Number              Weighted
    Exercise     Outstanding at        Remaining            Average         Exercisable At           Average
     Prices     December 31, 2003    Contractual Life    Exercise Price    December 31,  2003    Exercise Price
  -----------   -----------------   -----------------   ----------------   -----------------    ----------------
     $1.10          1,100,000          6.2 years             $1.10            1,100,000             $1.10


NOTE 12. EQUITY WARRANTS

In 2001, the Company issued warrants for the purchase of 100,000 shares of the Company's restricted common stock to a consultant. These warrants were issued as partial compensation for services. These warrants are immediately exercisable at $1.10 per share until expiration on January 2, 2006.

NOTE 13: RETIREMENT PLAN

The Whitemark group has established a "SIMPLE" defined contribution retirement plan which covers all electing full- time employees over age twenty-one with two years of service. The Whitemark group contributed $19,389 and $20,409 for the years ended December 31, 2004 and 2003, respectively, which represents a match of the participants' contributions up to the lesser of 3% of a participant's wages or a maximum contribution of $9,000 per participant.

NOTE 14: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended December 31, 2004 and 2003.

                                                      2004             2003
                                                  ------------     ------------
Numerator: Net Loss                               $    (45,052)    $ (3,162,244)

Denominator:
      Weighted avg. shares outstanding: Basic
       And diluted                                  19,641,479       17,115,131

Loss per share: Basic and diluted                 $      (.002)    $      (.185)

The effect of common stock options is antidilutive, we have not included those shares in the above computation for diluted earnings per share.

NOTE 15: INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2004 and 2003:

                                                           2004         2003
                                                         ---------    ---------
Current federal income tax expense/
  (benefit)                                                     --    $  97,000
Current state income tax expense/
  (benefit)                                                     --      544,000
                                                         ---------    ---------
Current income tax expense/(benefit)                            --      641,000
Deferred tax expense/(benefit)                                  --     (641,000)
                                                         ---------    ---------
   Total income tax expense/(benefit)                           --    $       0
                                                         =========    =========

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The deferred tax asset is due to the recognition of equity in losses sustained in the Company's non consolidated investee and the deferred benefit from the operating loss carryforward.

Deferred tax assets consist of the following at December 31, 2004:

                   Deferred federal tax asset    $ 4,719,000
                   Deferred state tax asset          849,000
                   Less valuation allowance       (5,568,000)
                                                 -----------
                                                 $        --
                                                 ===========

The Company has a net operating loss carryforward of approximately $14,500,000 available to offset future taxable income which expires in 2023. A valuation allowance has been established to eliminate the potential deferred tax benefit in future years from the utilization of this net operating loss carryforward due to the uncertainty of the possibility of the Company generating positive income in future years.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

                                                     2004            2003
                                                 -----------     -----------
Tax expense/(benefit)computed at
   U.S. statutory rates                              139,000     $(1,265,000)
Increases(decreases) in taxes resulting from:
   Net operating loss carryforward                  (159,000)      1,265,000
   State income taxes (net of federal taxes)          20,000              --
                                                 -----------     -----------
Provision for income tax expense/(benefit)       $        --     $        --
                                                 ===========     ===========