Form 10QSB
period 2005-03-31
WHITEMARK HOMES INC
filed 2005-05-10
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

           650 South Central Avenue, Suite 1000, Oviedo, Florida 32765
                    (Address of Principal Executive Offices)

                                 (407) 366-9668
                Registrant's Telephone Number Including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days |X| Yes |_| NO

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,592,515 shares, Common Stock, $.001 Par Value as of March 31, 2005.

                              WHITEMARK HOMES, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                    Page
                                                                    ----

Part I.   Financial Information

     Item 1:   Financial Statements                                            3

     Item 2:   Management's Discussion and Analysis or Plan of Operation      11

     Item 3:   Controls and Procedures                                        13

Part II:  Other information

     Item 1:   Legal Proceedings                                              14

     Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds    16

     Item 3:   Defaults Upon Senior Securities                                16

     Item 4:   Submission of Matters to a Vote of the Security Holders        16

     Item 5:   Other Information                                              17

     Item 6:   Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                            17

               Signatures                                                     18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                              As of March 31, 2005
                                   (Unaudited)

                                     ASSETS

Land and home inventory                                            $  9,965,782
Cash                                                                  1,619,077
Accounts receivable                                                   1,090,810
Prepaid expense                                                          59,674
Other assets                                                            162,772
Investment in equity method investee                                    250,000
                                                                   ------------

TOTAL ASSETS                                                       $ 13,148,115
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Notes payable                                                   $  8,302,915
   Accounts payable                                                   3,351,329
   Accrued expenses                                                   2,048,724
   Related party notes payable                                          252,781
   Home sale deposits                                                 2,361,047
                                                                   ------------
     Total Liabilities                                               16,316,796
                                                                   ------------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 100,000,000
   shares authorized, 21,592,515 shares
   outstanding                                                           21,592
  Additional paid in capital                                         24,100,423
  Retained deficit                                                  (27,290,696)
                                                                   ------------
     Total Stockholders' Deficit                                     (3,168,681)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 13,148,115
                                                                   ============

See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                        2005            2004
                                                   ------------    ------------
REVENUES:
   Sales                                           $  7,026,394    $ 18,406,820

   Cost of sales                                      6,281,539      16,609,381
                                                   ------------    ------------
GROSS PROFIT                                            744,855       1,797,429

Selling, general, and administrative expenses           529,510         870,772
                                                   ------------    ------------
INCOME FROM OPERATIONS                                  215,345         926,667

Other Income/(Expenses):
   Interest expense                                     (16,174)        (31,849)
   Other income/expense, net                             13,880          45,836
                                                   ------------    ------------
INCOME BEFORE INCOME TAXES                              213,051         940,654

   Provision for income taxes                                --              --
                                                   ------------    ------------

NET INCOME                                         $    213,051    $    940,654
                                                   ============    ============

Income per common share - basic & diluted          $       0.01    $       0.05
                                                   ============    ============

Weighted average shares - outstanding                21,588,947      18,356,178
   basic and diluted                               ============    ============

See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                             2005            2004
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $    213,051    $    940,654
  Adjustments to reconcile net income to
  net cash provided by (used by) operating activities:
    Depreciation and amortization                              21,225           7,860
 Changes in operating assets and liabilities                 (292,135)      8,754,943
                                                         ------------    ------------
NET CASH PROVIDED BY (used by) OPERATING ACTIVITIES           (57,859)      9,703,457
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                               --          (3,295)
                                                         ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES                              --          (3,295)
                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                              3,568,536       4,533,165
   Repayments of notes payable                             (3,118,402)    (13,807,540)
   Proceeds from issuing stock                                    515           7,339
                                                         ------------    ------------
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES           450,649      (9,267,036)
                                                         ------------    ------------
   Increase in Cash                                           392,790         433,126

Cash at Beginning of Period                                 1,226,287         831,028
                                                         ------------    ------------

   CASH AT END OF PERIOD                                 $  1,619,077    $  1,264,154
                                                         ============    ============

Supplemental Disclosures:
  Cash paid for interest                                 $     73 674    $    183,567

  Non-cash Investing and Financing Transactions:
   Interest on notes payable capitalized as
    land and home inventory                                   517,011         616,024

See accompanying selected information.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

      SELECTED INFORMATION FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2005

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

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in the Company's financial statements for the year ended December 31, 2004 that were filed with the Securities and Exchange Commission on Form 10-KSB on April 15, 2005. This Form, 10-QSB, and other filings by the Company are available through the Internet on the SEC's EDGAR database at www.sec.gov or from the Company upon request.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Business Development

Whitemark Homes was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. The Company was organized primarily to acquire and hold royalties on oil and gas properties. During 1996 the Company's name was changed to Golden Triangle Industries, Inc. On June 17, 2000, the Golden Triangle shareholders approved the purchase of Whitemark Homes, Inc., a respected private company with a long term business plan, significant assets, revenues and net income. It was determined that, after the acquisition, the Company's business would be strictly that of Whitemark and that the oil, gas and other extractive businesses would be sold. Therefore, in June 2001 the name of the Company was changed to Whitemark Homes, Inc. to reflect the new business direction. Whitemark has been in the business of developing and constructing high quality residential communities for the past twenty years, with an emphasis on customer satisfaction. Whitemark's business includes the purchase and development of lots through the construction and sale of single family homes, including designing, building and marketing. The target market is primarily vacation home and middle income buyers.

Current Business Summary

The Company has two primary business activities: Land development and home building. Home building is by far the most significant activity.

The Company currently is involved in the purchase and development of land and the construction and sale of single-family conventional homes, primarily targeting vacation home buyers in the Orlando, Florida area. The Company offers homes in a price range from $180,000 to over $400,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as design, construction and marketing of planned developments. In 2005, 15 homes were completed and delivered in 2 communities, with an average selling price of $219,395.

During the fourth quarter of 2004, the Company began selling land lots to buyers under an agreement in which the Company has agreed to build a home and other improvements for which title to the land and improvements passes to the buyer immediately and the buyer is the obligor under the construction loan. Revenue under this type of arrangement is recognized under the percent of completion method. As of March 31, 2005 no home has been completed under this type of agreement. However, the Company had 49 homes under construction that are accounted for under the percent of completion basis of accounting as March 31, 2005.

Also, at times the Company will sell land to buyers or other developers, at which time revenue is recognized under the full accrual method for land sales as defined in Statement of Financial Accounting No 66.

Revenue recognized for the quarter ending March 31, 2005 and 2004 consists of the following:

                                               2005          2004
                                           -----------   -----------

Traditional                                $ 3,301,234   $ 6,214,538
Percentage of completion                     3,725,160            --
Land Sales                                          --    12,192,282
Finance income                                      --            --
                                           -----------   -----------
                                           $ 7,026,394   $18,406,820

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

Summary of Significant Accounting Policies

The Company's financial statements consist of activities carried on directly and through other entities that are majority owned by the Company. This arrangement is utilized to segregate activities and limit the umbrella liability of the Company. As of March 31, 2005, the condensed consolidated financial statements include the following entities: Whitemark Homes of Florida, Inc.; Home Funding, Inc.; Whitemark Homes, Inc.; Whitemark at Oak Park, Inc.; Fox Glen Limited Partnership, Whitemark at Corner Lake, LLC, Whitemark at Glenbrook, LLC, Meadow Point Development Inc., and Whitemark at Little Creek, LLC. All significant intercompany accounts and transactions have been eliminated.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Whitemark Homes, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated. The Company's consolidated subsidiaries at March 31, 2005 include Whitemark Homes of Florida, Inc. Whitemark at Oak Park, Inc,; Home Funding, Inc.; Fox Glen Limited Partnership, Whitemark at Corner Lake, LLC, Whitemark at Glenbrook, LLC, and Whitemark at Little Creek, LLC, Whitemark Homes, Inc. and Meadow Point Development, Inc.

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

The Company occasionally has cash deposited in financial institutions which is in excess of the limit imposed by the Federal Deposit Insurance Corporation
(FDIC). The Company has not incurred losses on its cash deposits in the past, and management of the Company does not believe that losses will be incurred in the foreseeable future.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Unless otherwise specified, the Company believes the book value of its financial instruments approximates their fair value.

NOTE 2: LAND AND HOME INVENTORY

Land and home inventory consisted of the following at March 31, 2005:

Project development and construction cost                             $2,121,572
Home construction cost                                                 4,085,119
Land Cost                                                              3,759,091
                                                                      ----------
                                                                      $9,965,782
                                                                      ==========

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

NOTE 4: STOCK TRANSACTIONS

There were no significant stock transactions for the quarter ending March 31, 2005. All transactions occurring in this quarter were purchased under the Company's dividend reinvestment plan and stock purchase plan.

Item 2: Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

      This Form 10-QSB contains "forward-looking statements" relating to Whitemark Homes, Inc. (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

      Any forward-looking statement speaks only as of the date on which such statement is made, and Medical Staffing undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General Overview

The Company develops real estate and builds homes. These efforts have historically been concentrated in under-served markets for entry-level, first-time move-up, and vacation homebuyers. However, efforts are now additionally focused on the vacation homebuyer with housing products from $180,000 to $400,000.

The Company had 3 communities in various stages of acquisition and development at March 31, 2005.

Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, private and public debt and equity markets. Cash flow from operations for the three months ended March 31, 2005 was a small negative amount of approximately $58,000. The primary negative factor is the change in home sale deposits which was approximately $2,400,000 at March 31, 2005. This is a decrease of $700,000 from the December 31, 2004 amount of approximately $3,100,000. Due to the timing of certain cash flows, the Company often has cash shortfalls.

On March 31, 2005, the Company had outstanding borrowings (non-related party) of approximately $8,300,000. This is an increase of $500,000 from the December 31, 2004 amount of approximately $7,800,000. Many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender. The Company's objective is to either pre-sell the properties to the point where construction can begin or to sell the property for a profit prior to the notes coming due.

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

On March 31, 2005, the Company had total assets of approximately $13,000,000. This is virtually unchanged from the amount at December 31, 2004.

      Results of Operations for the quarter ended March 31, 2005

Revenues: Whitemark's revenues from home/land sales for the quarter ending March 31, 2005 decreased to $7,026,394 from $18,406,820 when compared with the quarter ending March 31, 2004. In 2004, Whitemark Homes sold the Little Creek property consisting of 86 acres of land subdivided into 298 lots, for a sale price of approximately $7,400,000. Whitemark Homes also sold the Corner Lake property consisting of 86 acres of land subdivided into 46 lots, for a sale price of approximately $4,760,000.

Gross Profit: Gross profit for the quarter ending March 31, 2005 was $744,855 or 10.6%, as compared to $1,797,429 or 9.8% for the quarter ending March 31, 2004. The decrease in gross profit for the quarter was a result of sale of the two parcels in 2004, product mix, price of raw materials, subcontractors cost and an increase in costs allocated to cost of sales resulting from revised estimates of total interest and overhead expenses for each individual project.

Expenses: Selling, general and administrative expenses for the quarter ending March 31, 2005, decreased to $529,510 as compared to $870,722, for the three month ended March 31, 2004, or a decrease of $341,212. Approximately $230,000 of this decrease was for legal and accounting. Which was higher in 2004 due to the SEC investigation and the costs related to the effective rescind of the NFC merger.

Income from Operations: The income from operations for the quarter ending March 31, 2005 was $215,345, compared to $926,667 for the quarter ending March 31, 2004. The decrease in income from operations of $711,322 for the quarter was a result of the sale of two parcels of land in 2004.

Other Expenses: Interest expense of $16,174 was incurred for the quarter ended March 31, 2005 versus $31,849 in the quarter ended March 31, 2004, a decrease of $15,675, as a result of the reduction in non-construction and non-development notes payable.

Net Income: Net income for the quarter ending March 31, 2005 was $213,051 as compared to the net income of $940,654 for the same period in 2004. The decrease in net income of $727,603 for the quarter was as a result of the factors discussed above.

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

ITEM 3. CONTROLS AND PROCEDURES

      (A)   Evaluation Of Disclosure Controls And Procedures

            As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Acting Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.

      (B)   Changes In Internal Controls

            In connection with the evaluation of the Company's internal controls during the Company's first fiscal quarter ended March 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II: OTHER INFORMATION

Item 1: Legal Proceedings

      Dispute of Money Owed

      On October 30, 2002, Heller Financial, Inc. (Heller), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement. Whitemark is not disputing that there is money owed to Heller but the amount that is owed to Heller. As of March 31, 2005, Whitemark has recorded approximately $160,000 representing management's estimate of the minimum amount actually due to Heller associated with this issue. The Company has accrued an additional $640,000 in reserve for this lawsuit claim. This reserve represents Management's estimate of the probable loss in the event the Company is unsuccessful in defending this litigation. In December 2004, a summary judgment was entered in favor of Heller against Fox Glen Management Corporation and two individual defendants (by the Northern District of Illinois), but the judgment is subject to an appeal. Management has entered into discussions to settle the matter, but otherwise will pursue the appeal, and may pursue a separate action against Heller for monies which it believes Heller owes the Company in setoff.

      On October 3, 2003, Paulson Investment Company Inc. filed a lawsuit against Whitemark Homes, Inc. for non-payment of $91,478 plus interest at a rate of 6% per year. The nonpayment represents monies which Paulson alleges it is owed for its due diligence costs in connection with a letter of intent for a proposed public offering to be underwritten by Paulson. Whitemark contends that certain conditions precedent to Whitemark's liability for these monies did not occur. This lawsuit was settled in November 2004 for a cash payment of $15,000. This payment was made to the arbitrators and, as of the date of the filing of this Form 10-QSB, the final signed release has yet to be received by the Company.

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

      As part of the Global Settlement Agreement, Whitemark received all ownership rights to 5,000,000 shares of Whitemark restricted common stock, collectively owned by Michael Adkinson, Chad Adkinson, Wayne Adkinson, Jan Adkinson and Henry Devarona. Whitemark was also relieved of certain debt obligations related to the real property being transferred to Michael Adkinson, or his designees. Whitemark Homes also received the Orlando, Florida home of Michael Adkinson, subject to certain liens.

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

      Global Settlement Agreement

      In addition to the dismissal with prejudice of the above lawsuits and the transfers of real property and shares of subsidiary entities described in Part I, Item 3, Legal Proceedings, the Global Settlement Agreement also terminated, canceled and released all relevant parties from their respective obligations in any of the following agreements executed as part of the business relationship executed in or about August 2001: (1) the Exchange Agreement; (2) Closing Agreement; (3) the Guaranty Agreement; (4) Employment Agreement, (5) Security and Funding Agreement; (6) all profit participation agreements; (7) any joint venture agreements; and (8) any other document or agreement executed in connection with any of the foregoing including the of the Voting Agreement, which has expired.

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

      Other Legal Matters

      During the first quarter of 2004, the Company became a party to two other legal actions which relate to or arise from events relating to the Global Settlement Agreement. Adkinson has asserted that the Company is in default of the Agreement by not causing certain loan obligations relating to the Long Point Cove property to be satisfied at a discount. That property is no longer owned by the Company pursuant to the Global Settlement Agreement, and the Company maintains that it has fulfilled its obligations related thereto under the Agreement, and has filed a counterclaim against Adkinson based on this issue. The Company believes this action to be without merit and intends to vigorously defend itself. In addition, the Company is pursuing an action against the Adkinson parties for failure to comply with certain matters in the Global Settlement Agreement. The Long Point Cove obligation has now been satisfied, but the Company believes that Adkinson has some outstanding obligations to the Company based on monies the Company was forced to pay toward the Long Point Cove obligation.

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

      During the fourth quarter of 2004, Whitemark Homes of Florida, Inc. was named as a defendant in an action by Home Ownership & Mortgage Experts, Inc. seeking recovery of $225,000 in fees due under an agreement related to the Little Creek property. Management believed that no sums were due under the Agreement because the services had not been performed and among other things. However, in order to avoid the expense and uncertainty of litigation, the Company entered into a settlement agreement in the amount of $75,000 which will be paid during 2005.

      The Company was served on April 13, 2005 with a complaint seeking payment of real estate commissions for three sales in the Glenbrook project. The complaint is currently being evaluated to determine its merit. The Company believes it may have defenses or offsets to these commissions; notwithstanding that, the full amount of the commissions which could be claimed has been escrowed with the closing agent. Therefore, the Company believes that the Complaint will not cause any loss or detrimentally affect the Company. On the other hand, if the Company prevails in the litigation, additional cash will become available.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

      Issuance of Unregistered Shares

      During the quarter ended March 31, 2005, the Company did not issue any additional securities other than those described in Note 4 of the financial statements, Stock Transactions. No underwriter, sales or placement agent was involved in any of the transactions.

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

Item 3: Default Upon Senior Securities

      None.

Item 4: Submission of Matters to a Vote of the Security Holders

      None.

Item 5: Other Information

      Not applicable.

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

3.2   By-Laws previously filed with the SEC (incorporated by reference)

10.1 Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)

10.2 Global Settlement Agreement (filed as a part of Form 8-K on April 29, 2003 (incorporated by reference))

21.1 Subsidiaries of registrant (filed with 2002 Form 10-KSB, incorporated by reference)

31.1 Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification by Acting Principal Financial Officer pursuant to 15 U.S.C.
      Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b.    Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medical Staffing has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 9, 2005.

                                        WHITEMARK HOMES, INC.


May 10, 2005                            /s/ Kenneth White
                                        ----------------------------------------
                                        Kenneth White
                                        Chief Executive Officer


May 10, 2005                            /s/ Russ Christensen
                                        ----------------------------------------
                                        Russ Christensen
                                        Acting Principal Financial Officer