Form 10QSB
period 2005-06-30
WHITEMARK HOMES INC
filed 2005-08-15
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,615,154 shares, Common Stock, $.001 Par Value as of June 30, 2005.

WHITEMARK HOMES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
As of June 30, 2005
(Unaudited)

ASSETS
Land and home inventory	$6,885,287
Cash	3,410,622
Accounts receivable	1,522,362
Prepaid expense	41,990
Other assets	154,672
Investment in equity method investee	250,000

TOTAL ASSETS	$12,264,933

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Notes payable	$6,238,562
Accounts payable	3,208,506
Accrued expenses	1,892,743
Related party notes payable	249,993
Home sale deposits	2,898,630

Total Liabilities	14,488,434

Stockholders' Equity (Deficit):
Common stock, $.001 par value, 100,000,000
shares authorized, 21,615,154 shares outstanding	21,615
Additional paid in capital	24,102,368
Retained deficit	(26,347,484)

Total Stockholders' Deficit	(2,223,501)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,264,933

See accompanying selected information.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30,
(Unaudited)

	2005	2004
REVENUES:
Sales	$11,006,897	$4,909,171
Cost of sales	9,291,519	4,586,807

GROSS PROFIT	1,715,378	322,364
Selling, general, and administrative expenses	653,756	495,601

INCOME(LOSS) FROM OPERATIONS	1,061,622	(173,237)
Other Income/(Expenses):
Interest expense	(31,787)	(45,030)
Other Income(expense),net	(86,623)	16,356
Writedown of Investment		(438,905)

Income/(Loss) Before Income Taxes	943,212	(640,816)
Provision for income taxes	—	—

NET Income/(Loss)	$943,212	$(640,816)

Income/(Loss)per Common Share, Basic and Diluted	$0.043	$(0.03)

Weighted average shares outstanding,	21,605,164	18,401,419

See accompanying selected information.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30,
(Unaudited)

	2005	2004
REVENUES:
Sales	$18,033,291	$23,315,998
Cost of sales	15,573,057	21,196,189

GROSS PROFIT	2,460,234	2,119,809
Selling, general, and administrative expenses	1,183,266	1,366,374

INCOME FROM OPERATIONS	1,276,968	753,435
Other Income/(Expenses):
Interest expense	(47,961)	(76,879)
Other income/expense, net	(72,744)	62,193
Wriedown of Investment		(438,905)

INCOME BEFORE INCOME TAXES	1,156,263	299,844
Provision for income taxes	—	—

NET INCOME	$1,156,263	$299,844

Income per common share - basic & diluted	$0.053	$0.02

Weighted average shares - outstanding	21,605,164	18,378,799

See accompanying selected information.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase/(Decrease) in Cash and Cash Equivalents
For the Six Months Ended June 30,
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,156,263	$299,844
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	29,325	16,260
Write-down inventory/write off assets		438,905
Changes in operating assets and liabilities	2,613,271	9,770,570

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,798,859	10,525,579

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(31,529)

NET CASH USED BY INVESTING ACTIVITIES	—	(31,529)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	4,830,211	8,353,281
Repayments of notes payable	(6,447,218)	(17,408,610)
Proceeds from issuing stock	2,483	8,507

NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,614,524)	(9,046,822)

Increase in Cash	2,184,335	1,447,228
Cash at Beginning of Period	1,226,287	831,028

CASH AT END OF PERIOD	$3,410,622	$2,278,256

Supplemental Disclosures:
Cash paid for interest	$845,935	$221,009
Non-cash Investing and Financing Transactions:
Interest on notes payable capitalized as land and home inventory	627,851	835,941

See accompanying selected information.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

SELECTED INFORMATION FOR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2005

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Whitemark Homes, Inc. (the “Company”, “WTMK” or “Whitemark”) and all subsidiaries in which a controlling interest is held. The Company's investments in entities in which a less than controlling interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

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

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

The Company currently is involved in the construction and sale of single-family conventional homes. In 2005, 46 homes were completed and delivered in three (3) communities, with an average selling price of $254,697. The Company currently has two (2) projects. The Company has experienced significant difficulty in obtaining financing for project acquisitions and construction. The lenders, which did provide financing, usually required the personal guarantee of the Company’s former President Kenneth White. Mr. White resigned from the Company on July 27, 2005, William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby will not provide any personal guarantees to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company intends to complete its two (2) current projects and then either look to be acquired or attempt to sell the public shell.

During the fourth quarter of 2004, the Company began selling land lots to buyers under an agreement in which the Company has agreed to build a home and other improvements for which title to the land and improvements passes to the buyer immediately and the buyer is the obligor under the construction loan. Revenue under this type of arrangement is recognized under the percent of completion method. As of June 30, 2005, 11 homes have been completed under this type of agreement. The Company has 52 homes under construction that are accounted for under the percent of completion basis of accounting at June 30, 2005.

Also, at times the Company will sell land to buyers or other developers, at which time revenue is recognized under the full accrual method for land sales as defined in Statement of Financial Accounting No 66.

Revenue recognized for the quarter ending June 30, 2005 and 2004 consists of the following:

	2005	2004

Traditional	$5,167,128	$4,909,171
Percentage of completion	5,839,769	-
Land Sales	-	-
	$11,006,897	$4,909,171

Revenue recognized for Six months ending June 30, 2005 and 2004 consists of the following:

	2005	2004

Traditional	$8,468,362	$11,123,716
Percentage of completion	9,564,929	-
Land Sales	-	12,192,282
	$18,033,291	$23,315,998

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

Summary of Significant Accounting Policies

The Company's financial statements consist of activities carried on directly and through other entities that are majority owned by the Company. This arrangement is utilized to segregate activities and limit the umbrella liability of the Company. As of June 30, 2005, the condensed consolidated financial statements include the following entities: Whitemark Homes of Florida, Inc.; Home Funding, Inc.; Whitemark Homes, Inc.; Whitemark at Oak Park, Inc.; Fox Glen Limited Partnership, Whitemark at Corner Lake, LLC, Whitemark at Glenbrook, LLC, Meadow Point Development Inc., and Whitemark at Little Creek, LLC. All significant intercompany accounts and transactions have been eliminated.

The discussion and analysis of Whitemark’s financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an ongoing basis. In addition, estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following items represent critical accounting policies that require significant use of judgment and estimates which are used in the preparation of Company financial statements.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Whitemark Homes, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated. The Company's consolidated subsidiaries at June 30, 2005 include Whitemark Homes of Florida, Inc; Whitemark at Oak Park, Inc,; Home Funding, Inc.; Fox Glen Limited Partnership, Whitemark at Corner Lake, LLC; Whitemark at Glenbrook, LLC; Whitemark at Little Creek, LLC; Whitemark Homes, Inc. and Meadow Point Development, Inc.

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

LONG-TERM ASSETS: The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS 144, long-lived assets and certain intangibles are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

EQUITY METHOD INVESTEES: The equity method of accounting is used when the Company has a 20% to 50% interest in other entities. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these entities.

In April 2000, the Company acquired a 40% equity interest in Golden Square Industries, Inc. ("GSI") as a direct result of the business combination between Golden Triangle Industries, Inc. and Whitemark Homes of Florida, Inc. The Company wrote this investment down to management’s revised estimate of its realizable value as of June 30, 2004. No writedowns were made subsequent to June 30, 2004.

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

CONCENTRATIONS OF CREDIT RISK: Exposure to credit risk is affected by conditions within the industry. Unfavorable economic conditions could significantly reduce the level of demand for homes in the Company’s market area, although none is anticipated at the present time.

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

NOTE 2: LAND AND HOME INVENTORY

Land and home inventory consisted of the following at June 30, 2005:

Project development and construction cost	$1,501,465
Home construction cost	1,920,402
Land Cost	3,463,420
$6,885,287

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

During 2004, the Company wrote down the investment in GSI to management’s current estimate of its realizable value. Factors contributing to this write-down were the lack of availability of audited financial information for GSI and management’s unwillingness to pursue legal action.

NOTE 4: STOCK TRANSACTIONS

There were no significant stock transactions for the quarter ending June 30, 2005. All transactions occurring in this quarter were purchased under the Company’s dividend reinvestment plan and stock purchase plan.

Item 2: Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains “forward-looking statements” relating to Whitemark Homes, Inc. (the “Company”) which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and Whitemark undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General Overview

The Company develops real estate and builds homes. The Company had 2 communities in various stages of acquisition and development at June 30, 2005. The Company has experienced significant difficulty in obtaining financing for projects acquisitions and construction. The lenders which did provide financing, usually required the personal guarantee of the Company’s former President, Kenneth White. Mr. White resigned from the Company on July 27, 2005. William Rigsby was appointed the new President on July 27, 2005, Mr. Rigsby will not provide any personal guarantee to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company intends to complete its two (2) current projects and then either look to be acquired or attempt to sell the public shell.

Liquidity and Capital Resources

Cash flow from operations for the six months ended June 30, 2005 was a positive amount of approximately $3,800,000.  The primary positive factor is the change in inventory of approximately $2,835,000 at June 30, 2005

On June 30, 2005, the Company had outstanding borrowings (non-related party) of approximately $6,240,000. This is an decrease of approximately $1,600,000 from the December 31, 2004 amount of approximately $7,800,000. Many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender.

The Company currently finances its projects with project specific acquisition, development and construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. The Company has experienced significant difficultly in obtaining additional financing with the resignation of the Company former President, Kenneth White and the unavailability of personal guarantees. The Company does not believe that it will be able to secure financing to acquire new parcels of land for development. As a result, the Company intends to complete its two (2) current projects and then either look to be acquired or attempt to sell the public shell.

On June 30, 2005, the Company had total assets of approximately $12,300,000. This is virtually unchanged from the amount at December 31, 2004.

Results of Operations for the quarter ended June 30, 2005

Revenues: Whitemark's revenues from home/land sales for the quarter ending June 30, 2005 increased to $11,006,897 from $4,909,171 when compared with the quarter ending June 30, 2004. Revenues from home sales for the six months ending June 30, 2005 decreased from $23,315,998 to $18,033,291 when compared with the same six month period for 2004. Revenues for the current quarter increased partly due to the effect of more revenue being recognized on a as percent of completion basis. Some of the increase in revenue for the quarter was a result of some contracts being canceled and resold at higher prices.

Gross Profit: Gross profit for the quarter ending June 30, 2005 was $1,715,378 or 15.6%, as compared to $322,364 or 6.6% for the quarter ending June 30, 2004. Gross profit for the six months ending June 30, 2005 was $2,460,234 or 13.6%, as compared to $2,119,809 or 9.1% for the same period in 2004. The increase in gross profits was a result of some contracts being canceled and resold at higher price, product mix, price of raw materials, subcontractors cost and costs allocated to cost of sales resulting from revised estimates of total interest and overhead expenses for each individual project.

Expenses: Selling, general and administrative expenses for the quarter ending June 30, 2005, increased to $653,756 as compared to $495,601, for the three months ended June 30, 2004, or a increase of $158,155. Approximately $127,000 of this increase was for legal and accounting. Selling, general and administrative expenses for the six months ending June 30, 2005 decreased to $1,183,266 as compared to $1,366,374 for the six months ending June 30, 2004, or a decrease of $183,108. Legal and accounting remain high in 2004 & 2005 for the SEC investigation and the costs related to the effective rescission of the NFC merger (see Part II, Item 1).

Income from Operations: The income from operations for the quarter ending June 30, 2005 was $1,061,622, compared to a loss of $173,237 for the quarter ending June 30, 2004, This is an increase in income from operations of $1,234,859 for the quarter. Income from operations for the six months ended June 30, 2005 was $1,276,968 as compared to $753,435 for the same period in 2004. The increase in income from operations of $525,533 for the six months was a result of the factors discussed above.

Other Expenses: Interest expense of $31,787 was incurred for the quarter ended June 30, 2005 versus $45,030 in the quarter ended June 30, 2004, a decrease of $13,243, as a result of the reduction in non-construction and non-development notes payable. Other Expenses for the quarter, increased primarily due to the settlement with Heller Financial, Inc, of approximately $102,000 (see Part II, Item 1).

Net Income: Net income for the quarter ending June 30, 2005 was $943,212 as compared to the net loss of $640,816 for the same period in 2004. The increase in net income of $1,584,028 for the quarter was as a result of the factors discussed above. Net income for the six months ending June 30, 2005 was $1,156,263 as compared to the net income of $299,844 for the same six month period in 2004. The changes in net income of $856,419 for the six months was a result of the factors discussed above.

SUBSEQUENT EVENTS

On July 27, 2005, Kenneth White tendered his resignation as Chairman of the Board of Directors, President and Chief Executive Officer of the Company.

On July 27, 2005, the board of Directors of the Company appointed William D. Rigsby as President and Chief Executive Officer and as a member of the Board of Directors.

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Acting Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.

(B) Changes In Internal Controls

In connection with the evaluation of the Company’s internal controls during the Company’s second fiscal quarter ended June 30, 2005, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Dispute of Money Owed

On October 30, 2002, Heller Financial, Inc. (Heller), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement. Whitemark did not dispute that there is money owed to Heller but the amount that was owed to Heller. In December 2004, a summary judgment was entered in favor of Heller against Fox Glen Management Corporation and two individual defendants (by the Northern District of Illinois). On July 19, 2005, the Company has entered into an agreement to pay the judgment, with $413,604.55 paid up front and the balance in monthly installments of $25,000 over 18 months.

On October 3, 2003, Paulson Investment Company Inc. filed a lawsuit against Whitemark Homes, Inc. for non-payment of $91,478 plus interest at a rate of 6% per year. The nonpayment represents monies which Paulson alleges it is owed for its due diligence costs in connection with a letter of intent for a proposed public offering to be underwritten by Paulson. Whitemark contends that certain conditions precedent to Whitemark’s liability for these monies did not occur. This lawsuit was settled in November 2004 for a cash payment of $15,000.

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

Governmental Action

During 2003, the Securities and Exchange Commission (“SEC”) opened an investigation of the Company related to the method in which the acquisition of the NFC Group was recorded. This investigation is continuing and Whitemark is cooperating fully. It is management’s opinion that no laws or regulations have been violated and that this matter will be resolved.

Matthews Action

On March 11, 2003, Muirfield Development Corporation, North Florida Consulting, Inc., Troon Development Corporation and Whitemark Homes filed a complaint in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida against Dana C. Matthews and Matthews & Hawkins, P.A. for breach of fiduciary duty, slander of title and tortious interference with an advantageous business relationship (the “Matthews Action”). The underlying facts of the Matthews Action were that the defendants, who acted as legal counsel for these plaintiffs, allegedly breached their fiduciary duty by, including but not limited to, acting for the benefit of parties adverse to these plaintiffs by preparing allegedly improper and unauthorized mortgages upon certain properties owned by these plaintiffs. On or about April 21, 2003, pursuant to the Global Settlement Agreement, a Stipulation for Voluntary Dismissal was served requesting that the Court dismiss the Matthews Action with prejudice with all parties to bear their own fees and costs. The Court has not taken any action on the Stipulation.

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

The Company was served on April 13, 2005 with a complaint seeking payment of real estate commissions for three sales in the Glenbrook project.  The Company has raised defenses or offsets to these commissions; notwithstanding that, the full amount of the commissions which could be claimed has been escrowed with the closing agent.  Therefore, the Company believes that the Complaint will not cause any loss or detrimentally affect the Company.  On the other hand, if the Company prevails in the litigation, additional cash will become available.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Shares

During the quarter ended June 30, 2005, the Company did not issue any additional securities other than those described in Note 4 of the financial statements, Stock Transactions. No underwriter, sales or placement agent was involved in any of the transactions.

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

Item 3: Defaults Upon Senior Securities

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

b. Reports on Form 8-K

On July 27, 2005, Kenneth White tendered his resignation as Chairman of the Board of Directors, President and Chief Executive Officer of the Company.

On July 27, 2005, the board of Directors of the Company appointed William D. Rigsby as President and Chief Executive Officer and as a member of the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Whitemark Homes, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 10, 2005.

WHITEMARK HOMES, INC.

August 10, 2005	/s/ William D. Rigsby

William D. Rigsby
Chief Executive Officer

August 10, 2005	/s/ Russ Christensen

Russ Christensen
Acting Principal Financial Officer