Form 10QSB
period 2005-09-30
WHITEMARK HOMES INC
filed 2005-11-21
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to ____.

Commission File No. 0-8301

WHITEMARK HOMES, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

State of Colorado (State or Other Jurisdiction of Incorporation or Organization)	25-1302097 (I.R.S. Employer Identification #)

650 South Central Avenue, Suite 1000, Oviedo, Florida 32765
(Address of Principal Executive Offices)

(407) 366-9668
Issuer’s Telephone Number Including Area Code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒Yes  ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:    There were 21,655,553 shares, Common Stock, $.001 Par Value as of October 31, 2005.

Transitional Small Business Disclosure Format (Check one):  ☒ Yes  ☐ No.

WHITEMARK HOMES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
As of September 30, 2005
(Unaudited)

ASSETS
Land and home inventory	$6,770,528
Cash and cash equivalents	3,500,905
Accounts receivable	686,490
Prepaid expenses	46,638
Other assets	296,946
Investment in equity method investee	250,000

TOTAL ASSETS	$11,551,507

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
Notes payable	$5,353,599
Accounts payable	2,900,293
Accrued expenses	1,676,263
Related party notes payable	249,993
Home sale deposits	2,597,600

Total Liabilities	12,777,748

Stockholders' Deficit:
Common stock, $.001 par value, 100,000,000 shares authorized, 21,653,488 shares outstanding	21,653
Additional paid in capital	24,105,689
Accumulated deficit	(25,353,583)

Total Stockholders' Deficit	(1,226,241)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,551,507

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
REVENUES:
Sales	$6,527,449	$4,727,495

Cost of sales	5,179,683	4,016,471
GROSS PROFIT	1,347,766	711,025

Selling, general, and administrative expenses	374,601	503,023
INCOME FROM OPERATIONS	973,165	208,001

Other Income/(Expenses):
Interest expense	(17,809)	(21,688)
Other Income(expense),net	38,544	11,391
INCOME BEFORE INOMEE TAXES	993,900	197,704

Provision for income taxes	-	-

NET INCOME	$993,900	$197,704

Earnings per common share - basic and diluted	$0.05	$0.01

Weighted average shares outstanding - basic and diluted	21,619,456	19,958,927

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
REVENUES:
Sales	$24,560,740	$28,043,493

Cost of sales	20,752,740	25,212,660
GROSS PROFIT	3,808,000	2,830,833

Selling, general, and administrative expenses	1,557,867	1,869,396
INCOME FROM OPERATIONS	2,250,133	961,437

Other Income/(Expenses):
Interest expense	(65,770)	(98,568)
Other income/(expense), net	(34,200)	73,584
Writedown of Investment	-	(438,905)
INCOME BEFORE INCOME TAXES	2,150,163	497,548

Provision for income taxes	-	-

NET INCOME	$2,150,163	$497,548

Earnings per common share - basic and diluted	$0.10	$0.03

Weighted average shares outstanding - basic and diluted	21,604,634	18,909,353

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,150,163	$497,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,425	24,600
Write-down inventory/write off assets	-	438,905
Changes in operating assets and liabilities	2,583,159	9,443,038
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,770,747	10,404,091

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(32,374)
NET CASH USED IN INVESTING ACTIVITIES	-	(32,374)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	5,691,812	11,770,401
Repayments of notes payable	(8,193,782)	(21,755,906)
Proceeds from issuing common stock	5,841	236,022
NET CASH USED IN FINANCING ACTIVITIES	(2,496,129)	(9,749,483)
Increase in Cash and cash equivalents	2,274,618	622,234

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,226,287	831,028

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,500,905	$1,453,262

Supplemental Disclosures:
Cash paid for interest	$1,004,830	$261,771
Non-cash Investing and Financing Transactions:
Interest on notes payable capitalized as land and home inventory
	$647,755	$1,067,305

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Whitemark Homes, Inc. (the “Company”, “WTMK” or “Whitemark”) and all subsidiaries in which a controlling interest is held. The Company's investments in entities in which a less than controlling interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

These financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying condensed consolidated financial statements have been made.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in the Company's financial statements for the year ended December 31, 2004 that were filed with the Securities and Exchange Commission on Form 10-KSB on April 15, 2005. This Form 10-QSB, and other filings by the Company are available through the Internet on the SEC's EDGAR database at www.sec.gov or from the Company upon request.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

The Company currently is involved in the construction and sale of single-family conventional homes. During the nine months ended September 30, 2005, 64 homes were completed and delivered in three (3) communities, with an average selling price of $267,714. The Company currently has two (2) projects. The Company has experienced significant difficulty in obtaining financing for project acquisitions and construction. The lenders, which did provide financing, usually required the personal guarantee of the Company’s former President Kenneth White. Mr. White resigned from the Company on July 27, 2005 and William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby will not provide any personal guarantees to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company intends to complete its two (2) current projects and then either look to be acquired or attempt to sell the public shell.

During the fourth quarter of 2004, the Company began selling land lots to buyers under an agreement in which the Company has agreed to build a home and other improvements for which title to the land and improvements passes to the buyer immediately and the buyer is the obligor under the construction loan. Revenue under this type of arrangement is recognized under the percent of completion method. During the nine months ended September 30, 2005, 20 homes have been completed under these type of agreements. The Company has 39 homes under construction that are accounted for under the percent of completion basis of accounting at September 30, 2005.

Also, at times the Company will sell land to buyers or other developers, at which time revenue is recognized under the full accrual method for land sales as defined in Statement of Financial Accounting No. 66.

Revenue recognized for the quarter ended September 30, 2005 and 2004 consists of the following:

	2005	2004

Traditional	$2,586,760	$4,727,495
Percentage of completion	3,940,689	-
	$6,527,449	$4,727,495

Revenue recognized for the nine months ended September 30, 2005 and 2004 consists of the following:

	2005	2004

Traditional	$11,055,122	$15,851,211
Percentage of completion	13,505,618	-
Land sales	-	12,192,282
	$24,560,740	$28,043,493

Sales of the Company's homes are generally made pursuant to a standard contract.
The standard contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period. The Company reports an undelivered home sale as part of its backlog upon execution of the presales and sales contract, as well as receipt of the down payment.

Summary of Significant Accounting Policies

The Company's financial statements consist of activities carried on directly and through other entities that are majority owned by the Company. This arrangement is utilized to segregate activities and limit the umbrella liability of the Company. As of September 30, 2005, the condensed consolidated financial statements include the following entities: Whitemark Homes of Florida, Inc.; Home Funding, Inc.; Whitemark Homes, Inc.; Whitemark at Oak Park, Inc.; Fox Glen Limited Partnership; Whitemark at Corner Lake, LLC; Whitemark at Glenbrook, LLC; Meadow Point Development Inc.; and Whitemark at Little Creek, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management’s discussion and analysis of Whitemark’s financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an ongoing basis. In addition, estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following items represent critical accounting policies that require significant use of judgment and estimates which are used in the preparation of Company financial statements.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Whitemark Homes, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company's consolidated subsidiaries at September 30, 2005 include Whitemark Homes of Florida, Inc; Whitemark at Oak Park, Inc,; Home Funding, Inc.; Fox Glen Limited Partnership; Whitemark at Corner Lake, LLC; Whitemark at Glenbrook, LLC; Whitemark at Little Creek, LLC; Whitemark Homes, Inc. and Meadow Point Development, Inc.

CASH AND CASH EQUIVALENTS: Company considers cash deposited in banks to be cash and all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

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

In April 2000, the Company acquired a 40% equity interest in Golden Square Industries, Inc. ("GSI") as a direct result of the business combination between Golden Triangle Industries, Inc. and Whitemark Homes of Florida, Inc. The Company wrote this investment down to management’s revised estimate of its realizable value as of June 30, 2004. No writedowns were made subsequent to June 30, 2004 (see Note 3).

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

INCOME TAXES: The Company records income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company has incurred net operating losses since inception resulting in a deferred tax asset, for which a valuation allowance was provided since it is more likely than not that the deferred tax asset will not be realized.

EARNINGS PER SHARE: Accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity if converted. This is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus net potentially dilutive securities. As of September 30, 2005 there are none.

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

NOTE 2: LAND AND HOME INVENTORY

Land and home inventory consisted of the following at September 30, 2005:

Project development and construction costs	$1,837,588
Home construction costs	1,585,498
Land costs	3,347,442
$6,770,528

NOTE 3: EQUITY METHOD INVESTEE

As disclosed in Note 1, a 40% equity interest was retained in GSI. Since this investment is less than 50% and the Company has no control over the activities of GSI, it is carried on the equity basis of accounting. GSI's primary assets are cash, marketable securities, receivables, and property and equipment. However, it is the Company's intent to dissolve that equity interest in the near future.

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

NOTE 4: STOCK TRANSACTIONS

There were no significant stock transactions during the three and nine months ended September 30, 2005. All stock transactions occurring in these periods were purchased under the Company’s dividend reinvestment plan and stock purchase plan.

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

General Overview

The Company develops real estate and builds homes. The Company had 2 communities in various stages of acquisition and development at September 30, 2005. The Company has experienced significant difficulty in obtaining financing for projects acquisitions and construction. The lenders which did provide financing, usually required the personal guarantee of the Company’s former President, Kenneth White. Mr. White resigned from the Company on July 27, 2005. William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby will not provide any personal guarantees to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company intends to complete its two (2) current projects and then either look to be acquired or attempt to sell the public shell.

Liquidity and Capital Resources

Cash flow from operations for the nine months ended September 30, 2005 was a positive amount of approximately $4,771,000.  The primary positive factor is the change in inventory of approximately $2,949,000 at September 30, 2005.

On September 30, 2005, the Company had outstanding borrowings (non-related party) of approximately $5,354,000. This is a decrease of approximately $2,485,000 from the December 31, 2004 amount of approximately $7,838,000. Many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender.

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

On September 30, 2005, the Company had total assets of approximately $11,550,000. This is approximately $1,090,000 decrease from the amount at December 31, 2004. Inventory reduction is the main change for the decrease.

Results of Operations for the quarter ended September 30, 2005

Revenues: Whitemark's revenues from home/land sales for the quarter ended September 30, 2005 increased to $6,527,499 from $4,727,495 when compared with the quarter ended September 30, 2004. Revenues from home sales for the nine months ended September 30, 2005 decreased from $28,043,493 to $24,560,740 when compared with the same nine month period for 2004. Revenues for the current quarter increased partly due to the effect of more revenue being recognized on a percent of completion basis. Some of the increase in revenue for the quarter was a result of some contracts being canceled and resold at higher prices.

Gross Profit: Gross profit for the quarter ended September 30, 2005 was $1,347,766 or 20.6%, as compared to $711,025 or 15% for the quarter ended September 30, 2004. Gross profit for the nine months ended September 30, 2005 was $3,808,000 or 15.5%, as compared to $2,830,833 or 10.1% for the same period in 2004. The increase in gross profit was a result of some contracts being canceled and resold at higher price, product mix and costs allocated to cost of sales resulting from revised estimates of total interest and overhead expenses for each individual project.

Expenses: Selling, general and administrative expenses for the quarter ended September 30, 2005, decreased to $374,601 as compared to $503,023, for the three months ended September 30, 2004, or a decrease of $128,422. Selling, general and administrative expenses for the nine months ended September 30, 2005 decreased to $1,557,867 as compared to $1,869,396 for the nine months ended September 30, 2004, or a decrease of $311,529. Legal and accounting costs remain high in 2004 & 2005 for the SEC investigation and the costs related to the effective rescission of the NFC merger (see Part II, Item 1).

Income from Operations: The income from operations for the quarter ended September 30, 2005 was $973,165, compared to $208,001 for the quarter ended September 30, 2004. This is an increase in income from operations of $765,164 for the quarter. Income from operations for the nine months ended September 30, 2005 was $2,250,133 as compared to $961,437 for the same period in 2004. The increase in income from operations of $1,288,696 for the nine months ended September 30, 2005 was a result of the factors discussed above.

Other Expenses: Interest expense of $17,809 was incurred for the quarter ended September 30, 2005 versus $21,688 in the quarter ended September 30, 2004, a decrease of $3,879. Interest expense for the nine months ended September 30, 2005 was $65,770 as compared to $98,568, a decrease of $32,798, as a result of the reduction in non-construction and non-development notes payable. Other Expenses for the year, increased primarily due to the settlement with Heller Financial, Inc, of approximately $78,000 (see Part II, Item 1).

Net Income: Net income for the quarter ended September 30, 2005 was $993,900 as compared to $197,704 for the same period in 2004. The increase in net income of $796,196 for the quarter was as a result of the factors discussed above. Net income for the nine months ended September 30, 2005 was $2,150,163 as compared to the net income of $497,548 for the same nine month period in 2004. The changes in net income of $1,652,615 for the nine months was a result of the factors discussed above.

SUBSEQUENT EVENTS

Effective October 27, 2005, Beemer, Pricher, Koehnhackl & Heidbrink, P.A. resigned as the independent registered public accounting firm of Whitemark Homes, Inc.

On October 27, 2005, the Registrant engaged Tedder, James, Worden and Associates, P.A. as its independent registered public accounting firm to audit the Registrant’s financial statements.

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Acting Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.

(B) Changes In Internal Controls

In connection with the evaluation of the Company’s internal controls during the Company’s third fiscal quarter ended September 30, 2005, the Company’s Principal Executive Officer and Acting Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Dispute of Money Owed

On October 30, 2002, Heller Financial, Inc. (Heller), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement. Whitemark did not dispute that there is money owed to Heller but did dispute the amount that was owed to Heller. In December 2004, a summary judgment was entered in favor of Heller against Fox Glen Management Corporation and two individual defendants (by the Northern District of Illinois). On July 19, 2005, the Company has entered into an agreement to pay the judgment of $850,663, with $413,605 paid up front and the balance in monthly installments of $25,600 over 18 months.

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

Acquisition or Disposition of Assets

As part of a settlement agreement entered into by Whitemark, certain of its subsidiary entities, officers and directors, and William Michael Adkinson ("Michael Adkinson"), and parties and entities related to Mr. Adkinson, on April 18, 2003 (the "Global Settlement Agreement"), as more fully set forth below, Whitemark acquired ownership of the common stock issued to Michael Adkinson and related parties, subject to a lien by an unrelated party and disposed of certain assets as more fully described herein. The overall result of the Global Settlement Agreement was to rescind a business relationship between Whitemark and Michael Adkinson, together with related parties and entities (collectively referred to as Adkinson), which was consummated in October 2001. Until consummation of the settlement, Michael Adkinson was an employee of and significant shareholder in Whitemark. The Global Settlement Agreement was negotiated in a contested, arms-length transaction, the terms of which were believed to be no more favorable than could be obtained from unrelated parties.

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

In addition, Whitemark delivered to Michael Adkinson, or his designees, all real property acquired by Whitemark or its subsidiaries as a result of the business relationship between Whitemark Homes and Michael Adkinson commencing in October 2001. Also in connection with the Global Settlement Agreement, certain operating accounts payable and short-term and long-term debt in excess of $45 million were transferred to Michael Adkinson or related entities and were eliminated from the consolidated balance sheet of Whitemark.

Global Settlement Agreement

In addition to the dismissal with prejudice of the above lawsuits and the transfers of real property and shares of subsidiary entities described in Part II, Item 1, Legal Proceedings, the Global Settlement Agreement also terminated, canceled and released all relevant parties from their respective obligations in any of the following agreements executed as part of the business relationship executed in or about August 2001: (1) the Exchange Agreement; (2) Closing Agreement; (3) the Guaranty Agreement; (4) Employment Agreement, (5) Security and Funding Agreement; (6) all profit participation agreements; (7) any joint venture agreements; and (8) any other document or agreement executed in connection with any of the foregoing including the Voting Agreement, which has expired.

As part of the Global Settlement Agreement, Michael Adkinson, Wayne Adkinson and Chad Adkinson resigned from all positions with Whitemark and any entity retained by Whitemark. The parties also executed mutual General Releases, or otherwise agreed that all liability between the parties would be resolved by the Global Settlement Agreement.

Governmental Action

During 2003, the Securities and Exchange Commission opened an investigation of the Company related to the method in which the acquisition of the NFC Group was recorded. Whitemark is cooperating fully.

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

Other Legal Matters

During the first quarter of 2004, the Company became a party to two other legal actions which relate to or arise from events relating to the Global Settlement Agreement. Adkinson has asserted that the Company is in default of the Agreement by not causing certain loan obligations relating to the Long Point Cove property to be satisfied at a discount. That property is no longer owned by the Company pursuant to the Global Settlement Agreement, and the Company maintains that it has fulfilled its obligations related thereto under the Agreement, and has filed a counterclaim against Adkinson based on this issue. The Company believes this action to be without merit and intends to vigorously defend itself. In addition, the Company is pursuing an action against the Adkinson parties for failure to comply with certain matters in the Global Settlement Agreement. The Long Point Cove obligation has now been satisfied, but the Company believes that Adkinson has some outstanding obligations to the Company based on monies the Company was forced to pay toward the Long Point Cove loan obligations.

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

During the fourth quarter of 2004, Whitemark Homes of Florida, Inc. was named as a defendant in an action by Home Ownership & Mortgage Experts, Inc. seeking recovery of $225,000 in fees due under an agreement related to the Little Creek property. Management believed that no sums were due under the agreement because the services had not been performed among other things. However, in order to avoid the expense and uncertainty of litigation, the Company entered into a settlement agreement in the amount of $75,000 which was paid in 2005.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Shares

During the quarter ended September 30, 2005, the Company did not issue any additional securities other than those described in Note 4, Stock Transactions of the condensed consolidated financial statements. No underwriter, sales or placement agent was involved in any of the transactions.

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

Item 6: Exhibits and Reports on Form 8-K

    a.  Exhibits

3.1	Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000 (incorporated by reference)
3.2	By-Laws previously filed with the SEC (incorporated by reference)
10.1	Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)
10.2	Global Settlement Agreement (filed as a part of Form 8-K on April 29, 2003 (incorporated by reference)
21.1	Subsidiaries of registrant (filed with 2002 Form 10-KSB, incorporated by reference)
31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Acting Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    b.   Reports on Form 8-K

On July 27, 2005, Kenneth White tendered his resignation as Chairman of the Board of Directors, President and Chief Executive Officer of the Company.

On July 27, 2005, the Board of Directors of the Company appointed William D. Rigsby as President and Chief Executive Officer and as a member of the Board of Directors.

Effective October 27, 2005, Beemer, Pricher, Koehnhackl & Heidbrink, P.A. resigned as the independent registered public accounting firm of Whitemark Homes, Inc.

On October 27, 2005, the Registrant engaged Tedder, James, Worden and Associates, P.A. as its independent registered public accounting firm to audit the Registrant’s financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Whitemark Homes, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 18, 2005.

WHITEMARK HOMES, INC.

November 18, 2005	/s/ William D. Rigsby

William D. Rigsby Chief Executive Officer

November 18, 2005	/s/ Russ Christensen

Russ Christensen Acting Principal Financial Officer