Form 10KSB
period 2005-12-31
WHITEMARK HOMES INC
filed 2006-04-19
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended December 31, 2005

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from              to

Commission File No. 000-49766

WHITEMARK HOMES, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	25-1302097
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 South Central Ave., Ste 1000
Oviedo, Florida	32765
(Address of Principal Executive Offices)	(Zip Code)

(407) 366-9668
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes   ☒      No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No   ☒

The issuer’s gross revenue for its most recent fiscal year was $30,041,561. As of March 31, 2006, 21,659,860 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the Company on March 31, 2006 was $1,198,137. This calculation is based upon an estimate of the fair market value of the Common Stock by the Company’s Board of Directors of $.15 per share on that date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

Transitional Small Business Disclosure Format. (Check one):    Yes   ☐      No   ☒

Whitemark Homes, Inc.
Form 10-KSB for the fiscal year ended December 31, 2005

PART I

ITEM 1. BUSINESS

(a) Business Development

Whitemark Homes, Inc. (the "Company" or "WTMK" or "Whitemark") was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. The Company was organized primarily to acquire and hold royalties on oil and gas properties. During 1996 the Company's name was changed to Golden Triangle Industries, Inc. On June 17, 2000, the Golden Triangle shareholders approved the purchase of Whitemark Homes, Inc. It was determined that, after the acquisition, the Company's business would be strictly that of Whitemark and that the oil, gas and other extractive businesses would be sold. Therefore, in June 2001 the name of the Company was changed to Whitemark Homes, Inc. to reflect the new business direction. Whitemark has been in the business of developing and constructing high quality residential communities for the past twenty years, with an emphasis on customer satisfaction. Whitemark’s business includes the purchase and development of lots through the construction and sale of single family homes, including designing, building and marketing.

(b) Business of Issuer

Construction and Development

The Company currently is involved in the of land and the construction and sale of single-family conventional homes, primarily targeting vacation home buyers in the Orlando, Florida area. The Company offers homes in a price range from $260,000 to over $460,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as design, construction and marketing of planned developments. In 2005, 101 homes/lots were delivered in 4 communities. Each community offers several different floor plans for buyers to choose from. In 2004, 103 homes/lots were delivered in 3 communities. The Company has experienced significant difficulty in obtaining financing for project acquisitions and construction. The lenders, which did provide financing, usually required the personal guarantee of the Company’s former President Larry White. Mr. White resigned from the Company on July 27, 2005 and William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby will not provide any personal guarantees to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company intends to complete its two (2) current projects and then either look to be acquired or attempt to sell the public shell.

Sales of the Company's homes are made pursuant to a standard contract. The contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period. The Company reports an undelivered home sale as part of its backlog upon execution of the presales and sales contract, as well as receipt of the down payment.

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

Glenbrook

“A Vacation Resort Lifestyle Community”, Glenbrook, a 266 lot, 70 acre development is located in a vibrant real estate market, only 10 minutes from Disney World and other major attractions. Amenities such as the Glenbrook Resort Community Recreation Facility feature a resort-style pool with waterfall, tennis courts, work-out room, game room, and media room with internet access.

Bear Gully Forest

Bear Gully Forest is located in Seminole County and maintains a Winter Park zip code. The community is composed of 48 home sites on two streets, Pat’s Point and Bear Gully Road. Pat’s Point is the location of 36 home sites, with the remaining 12 home sites on Bear Gully Road. Within the community lies 18 acres of conservation areas. These conservation areas, coupled with the Seminole Trail, a cross county biking and walking path, ensure a natural setting for all homeowners. Development of Bear Gully Forest was completed in 2005.

Lace Fern

Located in the heart of Orlando near Kirkman Road. This affordable community features our Sable II model type home (3 bed, 2 bath, and single car garage) on 10 Lots. Development of Lace Fern was completed in 2005.

Marketing

The Company has an inventory of homes under construction. These homes are presold (i.e. the Company has received deposits and executed sales contracts) before the Company begins construction. The Company employs commissioned sales associates, advertises its residential communities through local and foreign media and sells primarily from model homes that it has designed and constructed. All of our sales go through our sales manager.

Suppliers

The Company’s main suppliers are as follows: Rinker Materials, Quality Precast, Prestige AB/Ready Mix, Elite Electric, Maximum Air, Close Jowers and Prestige Lumber. The Company is not aware of availability issues related to any one particular material.

Quality Service

The Company uses the latest technology and proven construction methods to ensure its homes are of the highest quality. This is evidenced by: (1) Member in Good Standing issued by the National Association of Home Builders; and (2) Homeowner Evaluation forms and letters showing the satisfaction of customers. Due to the Company's in-depth construction expertise, a range of construction methods are utilized incorporating the choices made by the customer and the building plan requirements. Whitemark's attention to detail and fine craftsmanship have garnered the Company many national, regional, and local awards including: East and Pacific Builders "Gold Nugget Awards," Southeast Builders' Conference "Aurora Award," Home Builders' Association of Mid-Florida "Parade of Homes Winners," and Orlando's "Choice Awards Winners."

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

The industry has, from time to time, experienced fluctuating lumber supply and prices, and shortages of other materials, including insulation, metal, drywall and concrete. In addition, the industry sometimes suffers from a shortage of labor including carpenters, electricians and plumbers. Delays in construction due to these factors or to inclement weather conditions could have an adverse impact on the Company's operations.

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

Employees

At December 31, 2005 and December 31, 2004 the Company and its subsidiaries employed 13 and 16 individuals, respectively, including the executive officers.

ITEM 2.    PROPERTIES

The Company entered into a new lease of its 2,520 square foot corporate office, on September 2005 (5 month lease with a one year extension), located at 650 South Central Ave., Ste. 1000, Oviedo, Florida, from Davis Realty.

ITEM 3.    LEGAL PROCEEDINGS

Dispute of Money Owed

On October 30, 2002, Heller Financial, Inc. (“Heller”), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement. Whitemark did not dispute that there is money owed to Heller but did dispute the amount that was owed to Heller. In December 2004, a summary judgment was entered in favor of Heller against Fox Glen Management Corporation and two individual defendants (by the Northern District of Illinois). On July 19, 2005, the Company has entered into an agreement to pay the judgment of $850,663, with $413,605 paid up front and the balance in monthly installments of $25,600 over 18 months.

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

As part of the Global Settlement Agreement, Whitemark received all ownership rights to 5,000,000 shares of Whitemark restricted common stock, collectively owned by Michael Adkinson, Chad Adkinson, Wayne Adkinson, Jan Adkinson and Henry Devarona. Whitemark was also relieved of certain debt obligations related to the real property being transferred to Michael Adkinson, or his designees. Whitemark Homes also received the Orlando, Florida home of Michael Adkinson, subject to certain liens, at the time of the Global Settlement Agreement.

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

Governmental Action

During 2003, the Securities and Exchange Commission (“SEC”) opened an investigation of the Company related to the method in which the acquisition of the NFC Group was recorded. This investigation is continuing and Whitemark is cooperating fully. It is managements opinion that no laws or regulations have been violated and that this matter will be resolved. The progress of this matter should be discussed with SEC counsel.

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

The Company was also named as a defendant in an action by Matthew Paul Malouf based on certain indemnification provisions related to his guaranty of a loan on the Muirfield Property and based on an asserted participation interest in that property or other properties which have since been relinquished by the Company under the Global Settlement Agreement. This action was dismissed in January, 2006 for failure of Malouf to take any action to prosecute the case for more than a year. Whitemark suffered no damages or liability as a result of the action.

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

The Company was served on April 13, 2005 with a complaint seeking payment of real estate commissions for three sales in the Glenbrook project.  The Company raised defenses or offsets to these commissions; notwithstanding that, the full amount of the commissions which could be claimed was escrowed with the closing agent. The Company resolved this matter by paying commissions which had been previously escrowed. No other damage or liability was incurred.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None filed during 2004 and 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

The only class of equity securities authorized by the Company's Articles of Incorporation, as amended, is the Company's common stock, $.001 par value. The Company's common stock is traded on the OTC Bulletin Board under the symbol “WTMK”. The range of high and low sales prices for each quarter during the last two fiscal years, as quoted on the OTC Bulletin Board for the periods discussed above, is set out in the table that follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Year Ended December 31, 2005		Year Ended December 31, 2004
	High	Low	High	Low
1st Quarter	$.14	$.05	$.17	$.09
2nd Quarter	.12	.07	.20	.04
3rd Quarter	.11	.08	.15	.03
4th Quarter	.14	.05	.11	.04

On March 31, 2006, the price of the stock closed at $.15 per share as reported on the OTC Bulletin Board.

As of March 31, 2006, there were approximately 6964 holders of record of the Company's Common Stock, plus an undetermined number of stockholders who hold their stock in street name.

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

Issuance of Unregistered Shares

During the years ended December 31, 2005 and 2004, the Company issued securities in the transactions described below without registering the securities under the Securities Act of 1933. No underwriter, sales or placement agent was involved in any of the transactions. The applicable transactions are as follows:

•
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

•
On September 9, 2004, the Company issued 7,142,857 restricted common shares to its majority shareholder and Chief Executive Officer for the conversion of $200,000 of convertible debentures arising from the shareholder’s purchase of these debentures from a lender to the Company. The conversion price amounted to $0.028 per share.

•
On September 23, 2004, the Company received and immediately canceled 4,650,000 shares returned pursuant to the Global Settlement Agreement resulting in the rescission of the NFC acquisition. (See Part II, Item 7, Financial Statements, Note 2 to the Financial Statements)

•	On November 28, 2005 Whitemark Homes redeemed all outstanding convertible debentures issued to Cornell.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

The Company develops real estate and builds homes. These efforts have historically been concentrated in under-served markets for entry-level, first-time move-up, and vacation homebuyers. However, efforts are now focused on the mid-level homebuyer and vacation homes with housing products from $250,000 to $400,000.

The Company had 2 communities in various stages of development at December 31, 2005.

Liquidity and Capital Resources

The Company's financing needs are provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. Cash flow from operations were positive the past two years due to the selling of the lots from our developments. This was anticipated and cash flow from homebuilding activity increased as the home inventory was sold in 2005 and 2004 and is expected to continue during 2006. The Company has approximately $17,522,000 of current presale backlog which is projected to generate revenues in fiscal years 2006.

On December 31, 2005, the Company has outstanding borrowings of approximately $4,800,000. This is a decrease from December 31, 2004 of approximately $3,300,000 as a result of the selling of lots in our developments and payments made on outstanding loans. In addition, many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender. The Company's objective is to either pre-sell the properties to the point where construction can begin or to sell the property for a profit prior to the note's coming due.

The Company currently finances its projects with project specific acquisition, development and construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. The Company requires funds generated from operations and expected borrowing availability to fund the Company's working capital requirements.

Revenues: Whitemark's revenues for the year ended December 31, 2005 decreased to $30,041,561 from $36,906,948 (this includes revenues of $12,192,282 for two developments sold during 2004) when compared with the same period of 2004. This is a decrease of $6,865,387 or 18%. The number of homes delivered(excluding lots only) for the year ended December 31, 2005 was 99 Homes compared to 101 in 2004, with an average selling price per home of approximately $286,000 for 2005, this is a $77,000 average increase per home when compared to 2004. Management also believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability.

Gross Profit: Gross profit for the year ended December 31, 2005 was $5,593,901 or 19%, as compared to $3,800,841 or 10% for the year ended December 31, 2004. The costs of homes and land sold during 2005 decreased $8,658,446 to $24,447,661 when compared with the same period in 2004. The primarily reason for the gross profit percent increase is due to the sale of the two developments in 2004 as well as an increase in home prices in 2005. Although the cost of homes is directly attributable to the product mix, Whitemark operates with several internal control processes, which help to ensure that projected gross profit margins are maintained and quality control standards are met.

Expenses: Selling, general and administrative expenses decreased to $617,011 for the year ended December 31, 2005, which is a decrease of $2,763,674 or 82% from $3,380,385 for the year ended December 31, 2004. The decrease in operating expenses for the current period was principally a result of the reduction of legal costs (we have an insurance claim with Navigator in 2004 we booked $117,359 receivable and reduce legal, in 2005, addition $432,641 was recorded in the same manner), also in 2005 we reduce accounts payable and legal in the amount of $753,377 for forgiveness of debt from attorney firms. Whitemark Homes has continued ongoing cost reductions in the selling, general and administrative costs.

Income from Operations: The income from operations for the year ended December 31, 2005 was $4,976,890 compared to the income from operations of $420,456 for the year ended December 31, 2004. The increase in income from operations of $4,556,434 was a result of the factors discussed above.

Other Expenses: Interest expense of $96,493 was incurred for the year ended December 31, 2005 versus $121,616 in the year ended December 31, 2004, a decrease of $25,123. This decrease is primarily attributable to the reduction of notes payable. Whitemark obtains construction loans and other borrowings in order to purchase land and build homes. Whitemark incurs interest charges on these borrowings, with rates varying from 4.75% to 30% per year. Interest is capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest is expensed.

The write down of the investment in Golden Square Industries Inc., “GSI”, of $438,905 relates to management’s revised estimate of its realizable value as of June 30, 2004. Related asset(investment) and notes payable was wrote off in 2005, this had no impact to the financials.

Net Income (Loss): Net income before tax for the year ended December 31, 2005 was $4,871,401 as compared to a net loss of ($45,052) for 2004. The increase in net income of $4,916,453 was a result of the factors discussed above.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In the Company’s consolidated financial statements, sales are recorded when title passes to the buyer - upon closing of the real estate transaction. When the sale is recorded, the cost of sales related to the transaction is also recorded which consists of certain costs tracked and specifically identified with the individual sale as well as certain costs which are not specifically identified, but are umbrella project costs allocated to the individual lots in a specific project or are Company costs allocated to the lots in all projects the Company has under construction.

In allocating costs to the lots in specific projects, the Company relies upon certain estimates. These estimates include the total estimated future costs of interest on land and construction loans, the total estimated future cost of allocated salaries and other Company overhead expenses, and the estimated total costs of land development for a project which is built and developed in phases. Interest, overhead and land development costs must be allocated based upon these estimates, and, as such, these estimates have a significant impact upon the Company’s total cost of sales and gross profit percentages from period to period.

In estimating the total future costs of interest and overhead, the Company relies upon its internal budgets, as revised from period to period, to estimate the amount of time that is necessary to complete the project. This estimate of time is used to extrapolate the amount of these expenses for each project as a whole. The amount of time to complete a project can be affected by weather delays, unexpected delays in obtaining certain construction materials, or the availability of qualified labor.

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

ITEM 7.    FINANCIAL STATEMENTS

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

There are no disagreements between the Company and its auditor Tedder, James Worden & Associates, P.A. on accounting and financial disclosure.

ITEM 8A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer concluded that its disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company’s periodic reports that are filed with the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

There have not been changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Board of Directors of the Company (the 'Board') presently consists of two members. Each director is elected at the annual meeting of shareholders to hold office until the next annual meeting of shareholders and until his/her successor has been elected and qualified. Currently serving as directors as of March 31, 2006 are: Scott D. Clark, and William Rigsby. The following table sets forth information concerning the persons currently serving as directors of the Company.
Name	Age	Position With the Company	Date First Elected as Director

William Rigsby	46	President, Chief
		Executive Officer and
		Chief Financial Officer	2000
	50
Scott D. Clark		Director	2000

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

Name	Age	Position With the Company	Date First Elected as Officer

William Rigsby	46	Chairman of the Board
		and CEO	2005
Scott D. Clark	50	Secretary/Treasurer	2000

There are no family relationships between the Company's officers and directors. The following is a brief description of the background of the directors and executive officers of Whitemark.

William Rigsby (President and Chairman of the Board): William Rigsby graduated from Lamar University in Beaumont, Texas, in 1982. He earned a Bachelor of Science degree in industrial engineering with postgraduate work including engineering administration, applications of basic management theory in the engineering environment, computer aided design, and manufacturing analysis. His academic achievements placed Mr. Rigsby on the Dean's List as well as the Alpha Pi Mu National Engineering Honor Society. He began his career in 1978 as the production and design manager for Beaumont Homeowners Construction Co. in Beaumont, Texas. He was responsible for job scheduling, warehousing, bid preparation and materials procurement. Mr. Rigsby served as purchasing manager for the Woodlands Development Corporation, DBA Hometown Builders (a division of Mitchell Energy & Development) and as a senior construction supervisor for Friendswood Development Corp., DBA Village Builders (a division of Exxon Co. USA). His tenure with the two companies gives Mr. Rigsby extensive experience in implementing efficient purchasing procedures, personnel management and computerized contracting systems. Mr. Rigsby has an excellent history of delivering housing units on schedule and at or below budget/proforma targets resulting in him being a recipient of the "Golden Nail" award. Mr. Rigsby has worked for Whitemark for the past sixteen years. As President and Operations Manager of Whitemark, Mr. Rigsby's responsibilities include construction management, purchasing, financing, market/sales and estimating for all land development and residential construction. His education and experience in engineering brings a high degree of discipline in the areas of critical path scheduling, materials usage and individual time studies for on site and office tasks. He develops and maintains purchasing and estimating systems. Mr. Rigsby is a state certified general contractor, a member of the Mid Florida Home Builders Association and American Institute of Industrial Engineers. He was first elected as Vice-President in 2000, elected as President and Chairman of the Board in July 2005.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers and persons holding more than 10% of the Company's common stock must report their initial ownership of the common stock and any changes in that ownership in reports which must be filed with the SEC and the Company. The SEC has designated specific deadlines for these reports and the Company must identify those persons who did not file these reports when due. Based solely on a review of reports filed with the Company, all reports regarding transactions in the Company's securities required to be filed for 2005 by Section 16(a) under the Securities Exchange Act of 1934, were filed.

Code of Ethics

On April 8, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to Form 10-KSB for the year ended December 31, 2003.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's chief executive officers and vice presidents for the past two fiscal years. There is no other compensation to other officers or employees that would require disclosure under this item.

Name and Principal Position	Year	Salary Cash Compensation*	Bonus Cash Compensation	Other Compensation**

Larry White, CEO	2005	147,115		6,154
Resigned July 2005	2004	488,702		7,214

William Rigsby, CEO	2005	130,960		3,750
	2004	135,782		3,894

* The amounts presented reflect salary received for the entire year.

** Other compensation includes a vehicle allowance and contributions to a
"SIMPLE" retirement plan.

No options were granted during the years ended December 31, 2005 and 2004.

Director Compensation

No fees were paid to directors in 2005 and 2004.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2005.
	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	1,100,000	$1.10	--
TOTAL	1,100,000	$1.10	--

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercised (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at FY-End(#)	Number of Unexercised In the Money Options at FY-End ($)

Larry White	-0-	-0-	1,000,000	-0-
William Rigsby	-0-	-0-	100,000	-0-

Compensation Committee Report on Executive Compensation

The Board of Directors delegates responsibility for executive compensation to the Compensation Committee that is presently comprised of two of the directors on the Board, Scott D. Clark, and William Rigsby. The Committee approves all of the policies under which compensation is paid or awarded to the chief executive officer, reviews, and, as required, approves such policies for executive officers, key management, and directors, and oversees the administration of executive compensation programs. The Compensation Committee meets at least annually to consider and make its determinations for the ensuing year. The Committee determines compensation for the Chief Executive Officer based on its assessment of the individual performance of the officer, a review of the Company's operating performance, including but not limited to, earnings per share, cash flow generation, revenues, operating income, and strategic acquisitions, an analysis of total returns to shareholders relative to total returns generated by comparable public companies and a review of compensation of the chief executive officers of companies with businesses of comparable size.

Based on the committee's review, an employment agreement dated January 2002 was executed between Larry White and the Company. The contract provided for a salary of $250,000 per year, plus an annual bonus equal to 10% of the Company's net income. The bonus is subject to a cap of 200 percent of the base salary amount. The agreement also entitled Larry White to an option to purchase 1,000,000 shares of restricted common stock at the value of the stock on January 2, 2002 ($1.10 per share). These options are fully vested and expire January 2, 2012. On July 27, 2005 Larry White resigned from Whitemark Homes and his employment agreement terminated. Mutually agreed no bonus was awarded for 2005. As of December 31, 2005, no amount was due to Mr. White under the employment agreement.

In April 2002, the Company filed a registration statement on Form S-8 registering 500,000 common shares for a Stock Compensation Plan recommended by the committee and adopted by the Board. The Plan allows for directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors. The Plan allows these service providers to acquire proprietary interests in the Company in exchange for their services. These interests provide incentives for high levels of service. During 2003, 240,000 shares were issued under the Stock Compensation Plan in payment for services rendered.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding ownership of the Company's common stock as of March 31, 2006 with respect to (1) each person known by the Company to own beneficially more than 5% of the Company's common stock, (2) each of the Company's directors, and (3) all directors and officers of the Company as a group. The title of class is common stock, $.001 par value.

Name and Address of Stockholder	# of Shares Beneficially Owned	Percent of Class

Larry and Patricia White	13,311,977 *	61.46%*
699 Bear Paw Ct
Winter Springs, FL 32708

Scott D. Clark	65,300.30%
655 W. Morse Blvd., Ste. 212
Winter Park, FL 32789

William Rigsby	295,000	1.36%
2958 Division Street
Oviedo, FL 32765

All directors and officers as	360,300	1.66%
group (2 persons)

As of December 31, 2005 1,1000,000 option exercisable were outstanding

As of January 31, 2006, 100,000 options expired.

* Includes shares relating to 1,000,000 options exercisable within 60 days, as of March 31, 2006.

Pursuant to the global settlement Agreement, 350,000 shares registered to the Adkinson Group are being held in escrow pending return to the Company for cancellation; 4,650,000 shares were returned in the year 2004. See Part I, Item 3. Legal Proceedings. The voting rights to these shares are held by Larry White.

The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

Changes in Control

No changes in control occurred during 2005.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a description of significant relationships and related transactions between the Company and management during the years ended December 31, 2005 and 2004.

The Company had borrowed funds from officers, directors and from a senior manager for the development of projects. The balances outstanding at December 31, 2005 and 2004 totaled $0 and $267,388.

In 2005 and 2004, the Company was due amounts from related parties for various costs incurred with regard to properties owned by these related parties in anticipation of further development of these properties by the Company.

On July 28, 2005, Whitemark Homes entered into a consulting agreement with Larry White until December 31, 2006. For the year 2005 a monthly amount of $10,800. For the Year 2006 the monthly amount will be $11,125.

ITEM 13.    EXHIBITS, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference:

(a) Exhibits - The following Exhibits are furnished as a part of this report:

3.1	Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000(incorporated by reference)
3.2	By-Laws previously filed with the SEC (incorporated by reference)
9.1	Voting trust agreement (Filed with this Form 10-KSB)
10.1	Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)
10.2	Global Settlement Agreement filed as a part of 8-K on April 29, 2003, (incorporated by reference)
14.1	Code of Ethics (incorporated by reference)
21.1	Subsidiaries of registrant (filed with this Form 10-KSB)
23.1	Consent of Tedder, James, Worden & Associates, P.A. (filed with this Form 10-KSB)
23.2	Consent of Beemer, Pricher, Kuehnhackl & Heidbrink P.A. (filed with this Form 10-KSB)
31.1	Certification(s) of the President (filed with this Form 10-KSB)
32.1	Certification(s) of the Chief Financial Officer (filed with this Form 10-KSB)

(b) Reports on Form 8-K

On July 27, 2005, Kenneth White tendered his resignation as Chairman of the Board of Directors, President and Chief Executive Officer of Whitemark Homes, Inc.

On July 27, 2005, the Board of Directors of Whitemark Homes, Inc. appointed William D. Rigsby as President, Chief Executive Officer and as a member of the Board of Directors.

Effective October 27, 2005, Beemer, Pricher, Koehnhackl & Heidbrink, P.A. resigned as the independent registered public accounting firm of Whitemark Homes, Inc.

On October 27, 2005, the Registrant engaged Tedder, James, Worden and Associates, P.A. as its independent registered public accounting firm to audit the Registrant’s financial statements.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)
Audit fees include all fees for services in connection with the annual audit of our financial statements; include all fees related to the performance of the audit or review. The audit fee for 2005 expected to be paid is between $35,000 and $40,000 to Tedder, James, Worden & Associates, P.A.

(2)	Other Fees and review for our third quarterly financial statements. For 2005 amount paid was $6,447 to Tedder, James, Worden & Associates, P.A.

(3)
Tax fees are for preparation of federal and state income tax returns. The board discussed these services with Tedder, James, Worden and determined that their provision would not impair Tedder, James, Worden's independence. The tax fee for 2005 expected to be paid is $6,500 to Tedder, James, Worden & Associates, P.A.

Our Audit Committee, Hugh Harling resigned in 2005. The Board approved the amount to be paid to Tedder, James, Worden & Associates, P.A. for our 2005 Audit. Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year’s annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Since May 6, 2003, the effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Tedder, James, Worden & Associates, P.A., has been approved in advance, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITEMARK HOMES, INC

Date: April 17, 2006	By:	/s/ William Rigsby
William Rigsby, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Date: April 17, 2006	/s/ William Rigsby
William Rigsby
Title: President, Chief Executive Officer and Chief Financial Officer

Signature

Date: April 17, 2006	/s/ Scott D. Clark
Scott D. Clark
Title: Director

WHITEMARK HOMES, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of Whitemark Homes, Inc.

We have audited the consolidated balance sheet of Whitemark Homes, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitemark Homes, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
March 22, 2006

To the Board of Directors and Stockholders of Whitemark Homes, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Whitemark Homes, Inc. (a Colorado Corporation) and its subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Whitemark Homes, Inc. and its subsidiaries for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

BEEMER, PRICHER, KUEHNHACKL AND HEIDBRINK, P.A.
Certified Public Accountants

Orlando, Florida
February 11, 2005

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS
Land and home inventory	$6,748,245
Cash and cash equivalents	2,509,237
Accounts receivable	1,462,739
Prepaid expense	56,730
Other assets	290,942
TOTAL ASSETS	$11,067,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$4,771,052
Accounts payable	1,555,398
Accrued Interest	947,112
Accrued expenses	326,243
Home sale deposits	2,021,706
Total Liabilities	9,621,511
Commitments and Contingencies (see Note 7)
Stockholders' Equity:
Common stock ($.001 par value, 100,000,000
shares authorized, 21,657,467
shares issued and outstanding)	21,657
Additional paid in capital	24,106,069
Accumulated deficit	(22,681,345)
Total Stockholders' Equity	1,446,381
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,067,892

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 and 2004

	2005	2004

Sales	$ 30,041,561	$ 36,906,948
Cost of sales	24,447,661	33,106,107
Gross profit	5,593,901	3,800,841
Selling, general and
administrative expenses	617,011	3,380,385
Income from operations	4,976,890	420,456
Other income/(expense)
Other income	(8,995)	95,013
Interest expense	(96,493)	(121,616)
Writedown of investment	--	(438,905)
before income taxes	4,871,401	(45,052)
Income tax provision	49,000	--
Net income(loss)	4,822,401	(45,052)
Earnings(Loss) per common share: Basic
and diluted	$ .22	$ (.00)
Weighted average shares outstanding -
Basic and diluted	21,616,467	19,641,479

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005 and 2004

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balances at December 31, 2003	18,346,551	18,340	23,865,522	(27,458,694)	(3,574,825)
Stock issued under DRP* program	122,025	122	12,510	--	12,632
Restricted stock issued for
conversion of convertible
debentures	7,767,857	7,768	217,232	--	225,000
Cancellation of shares per
Global Settlement
Agreement (Note 2)	(4,650,000)	(4,650)	4,650	--	--
Net loss	--	--	--	(45,052)	(45,052)
Balances at December 31, 2004	21,586,433	$21,580	$24,099,914	$(27,503,746)	$(3,382,245)
Stock issued under DRP* program	71,034	71	6,155	--	6,225
Net income	--	--	--	4,822,401	4,822,401
Balances at December 31, 2005	21,657,467	$21,657	$24,106,069	$(22,681,345)	$1,446,382

* DRP (Dividends Reinvestment and Stock Purchase Plan)

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash Flows from Operating Activities:
Net income(loss)	$ 4,822,401	$ (45,052)
Adjustments to reconcile net income(loss)
to net cash flows provided by operations:
Depreciation and amortization	45,525	42,973
Loss on writedown of investment	--	438,905
Loss on disposal of property and equipment	--	11,338
Changes in operating assets and liabilities:
Land and home inventory	2,971,300	12,327,164
Accounts receivable	(471,288)	(820,962)
Prepaid expenses	10,434	(12,511)
Other assets	46,648	(280,486)
Accounts payable	(1,571,457)	392,218
Accrued expenses	(443,527)	(745,054)
Home sale deposits	(1,048,802)	721,909
Net cash provided by
operating activities	4,361,234	12,030,442
Cash Flows from Investing Activities:
Purchases of property and equipment	--	(40,011)
Net cash used for investing
activities	--	(40,011)
Cash Flows from Financing Activities:
Proceeds from notes payable	6,822,649	15,094,147
Repayment of notes payable	(9,907,159)	(26,701,951)
Proceeds from stock issuance	6,225	12,632
Net cash used for financing
activities	(3,078,284)	(11,595,172)
Net increase in cash and
cash equivalents	1,282,950	395,259
Cash and cash equivalents at
beginning of year	1,226,287	831,028
Cash and cash equivalents at end of year	$ 2,509,237	$ 1,226,287

Supplemental Disclosures: See Note 3

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 1:    GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development of Business

Whitemark Homes, Inc. (the “Registrant or the Company”) was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. Until April 1, 2000, the Registrant was involved in the oil and gas production and services industries. In addition, on April 1, 2000, the Registrant disposed of its oil and gas industry related activities and assets and acquired Whitemark Homes, Inc. (“Whitemark Florida”) along with certain related entities (the “Whitemark Group”) in a transaction accounted for as a reverse acquisition. Whitemark Florida changed its name to Whitemark Homes of Florida, Inc. and the Registrant changed its name to Whitemark Homes, Inc.

On October 1, 2001, the Registrant acquired North Florida Consulting, Inc. and certain related entities (the “NFC Group”) as an expansion of its business. With the acquisition of the NFC group, the Company entered into the development of high-rise residential resort properties. However, although Whitemark and NFChad completed the aforementioned acquisition, in April 2003, the acquisition was effectively rescinded and the respective entities were no longer related (see Part I, Item 3, Legal Proceedings for further detail). Whitemark is currently developing real estate within the state of Florida.

Current Business Summary

The Company is involved in the development of lots and the construction and sale of single-family conventional homes, primarily targeting vacation home buyers in the Orlando, Florida area. The Company offers homes in a price range from $260,000 to over $460,000, and is involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as the design, construction, marketing, and financing of the homes. In 2005, 101 homes/lots were constructed/sold/closed, etc., delivered in 4 communities. Each community offers several different floor plans for buyers to choose from. In 2004, 103 homes/lots were delivered in 3 communities. The Company has experienced significant difficulty in obtaining financing for project acquisitions and construction. The lenders, which did provide financing, usually required the personal guarantee of the Company’s former President Larry White. Mr. White resigned from the Company on July 27, 2005 and William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby will not provide any personal guarantees to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company intends to complete its two (2) current projects and then either look to be acquired or attempt to sell the public shell.

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

Use of Estimates

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Whitemark Homes, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. The Company's consolidated subsidiaries at December 31, 2005 and 2004 include Whitemark Homes of Florida, Inc. Whitemark at Oak Park, Inc,; Home Funding, Inc.; Fox Glen Limited Partnership,; Whitemark at Corner Lake, LLC,; Whitemark at Glenbrook, LLC,; and Whitemark at Little Creek, LLC.

CASH AND CASH EQUIVALENTS: The Company considers cash deposited in banks and all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Statement of Cash Flows.

ACCOUNTS RECEIVABLE: The Company records at net realization value. The Company considers accounts receivable to be fully collectible; therefore, no allowance for doubtful accounts has been established.

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

LONG-LIVED ASSETS: The Company applies Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”. Under SFAS 144, long-lived assets and certain intangibles are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005 and 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables, accounts payable, accrued expenses and loans from shareholders. The fair value of our long-term debt and notes payable is estimated based on the current rates offered to us for debt of similar terms, credit risk and maturities. Under this method the fair value of long-term debt was not significantly different from the stated value at December 31, 2005 and 2004.

REVENUE RECOGNITION: The Company recognizes revenue from all land development activities in accordance with Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate”. Direct costs are capitalized into land development costs. Interest and property taxes are capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest and property taxes are directly expensed. Revenue for home sales built and financed under a traditional sale arrangement where title for the land and construction passed to the buyer upon completion of the homes and the closing of the sale, is recognized only upon the closing and delivery of the homes to the buyer. The company estimates that the average period between the execution of a purchase agreement for a home and final delivery under this type of arrangement is approximately one year. The Company also sells land lots to buyers under an agreement in which the Company has agreed to build a home and other improvements for which title to the land and improvements passes to the buyer immediately and the buyer is the obligor under the construction loan. Revenues under this type of arrangement are recognized under the percentage of completion method. Also at times the Company will sell land to buyers or other developers at which time revenue is recognized under the full accrual method for land sales as defined in Statement of Financial Accounting Standards No. 66.

Revenue recognized during the years ended December 31, 2005 and 2004 consists of the following:

	2005	2004
Traditional home sales	$12,682,936	$21,328,011
Percentage of completion	16,678,625	3,324,155
Land sales	680,000	12,254,782
	$30,041,561	$36,906,948

Internal sales commissions are included in selling, general and administrative expense. External commissions are included as part of cost of sales. Cost and estimated earnings on uncompleted contracts accounted for under the percentage of completion method above of $585,275 is included in accounts receivable in the accompanying consolidated balance sheet as of December 31, 2005.

INCOME TAXES:  The Company records income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The Company has incurred net operating losses since inception resulting in a deferred tax asset, for which a valuation allowance was provided since it is more likely than not that the deferred tax asset will not be realized.

EARNINGS(LOSS) PER SHARE: Accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

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

The Company occasionally has cash deposited in financial institutions which is in excess of the limit imposed by the Federal Deposit Insurance Corporation (FDIC). The Company has not incurred losses on its cash deposits in the past, and management of the Company does not believe that losses will be incurred in the foreseeable future. The amount held in banks in excess of FDIC coverage at December 31, 2005 was approximately $2,205,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Unless otherwise specified, the Company believes the book value of its financial instruments approximates their fair value.

NOTE 2:    DISCONTINUED OPERATIONS

On October 1, 2001, the Company acquired North Florida Consulting, Inc. (“NFC”) and its related entities (the “NFC Group”) in exchange for 5,000,000 shares of Whitemark common stock. The value of the Whitemark shares was determined in accordance with SFAS 141, Business Combinations. Due to the fact that Whitemark’s stock is thinly traded, the quoted market price was not representative of the fair value of the securities. Accordingly, the fair market value of the net assets (as a group) of NFC was used to determine the amount to be recorded. Substantially all of the NFC assets were real estate development projects and options to acquire real estate. Independent appraisals of undeveloped land were used as an aid in determining the minimum fair value of the NFC Group assets and the Whitemark securities issued. A discounted future cash flow valuation approach, assuming the ultimate development and sale of each project, would have yielded a substantially higher aggregate value for NFC. This approach was not used because the probability that every project would ultimately be developed and sold by Whitemark could not be objectively measured at the acquisition date.

Whitemark had to reconsider its relationship with the former principal shareholder of NFC in the third quarter of 2002 when the Company learned that this individual’s background was a concern to potential financing sources and that his removal might be necessary in order to obtain development financing for the NFC projects. During the fourth quarter of 2002 Whitemark attempted to negotiate a separation of the Company and the former NFC shareholder. In February 2003, the former principal shareholder of NFC initiated litigation against the Company. Both parties filed claims against each other to control the NFC projects. Shortly thereafter, in April 2003, the parties reached a negotiated settlement which rescinded the acquisition of the NFC Group by Whitemark and a loss on discontinued operations was recognized in the first quarter of 2003 for the remaining projects that were returned to the former NFC shareholders and which had not previously been written off.

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

NOTE 3:    SUPPLEMENTAL CASH FLOW DISCLOSURES

	2005	2004
Cash paid for interest	$1,115,349	$2,877,683
Non-cash Investing and Financing Activity:
Interest on notes payable capitalized
into land and home inventory	$794,537	$1,838,819
Restricted stock issued for conversion of	$--	225,000
convertible notes payable

NOTE 4:    LAND AND HOME INVENTORY

Land and home inventory consists of the following at December 31, 2005:

Project development and construction costs	$1,846,144
Home construction costs	1,824,484
Land Cost	3,077,617
$6,748,245
NOTE 5:    EQUITY METHOD INVESTMENTS

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

NOTE 6:    NOTES PAYABLE

Notes payable consist of the following at December 31, 2005:

Construction loans with banks and others-
interest rates of 4.75% to 30% with
interest due monthly, principal due as
homes or properties are sold, collateralized
by real estate	$4,201,912

Obligations to participation mortgage
lenders - payments due based on cash flows
of the Glenbrook, and Lake Irma projects,
collateralized by real estate
and partnership interests	327,380
Other loans	241,760
$4,771,052

Interest cost totaled $1,115,349 and $2,877,683 in 2005 and 2004, respectively. These amounts include capitalized interest of $845,496 and $2,755,767 in 2005 and 2004, respectively. The weighted average interest rate on outstanding debt at December 31, 2005 is 10.3%.

The terms of the obligations to participation mortgage lenders generally provide for a fixed participation return generally equal to the original loan amounts and are payable with each lot sale in an amount equal to the sale price of the unit less a 1% administrative fee payable to the lender and the Company’s share of the sale, as defined in the agreements. The agreements provide for, among other things, a minimum guaranteed internal rate of return to the lender of 30%, if greater than the fixed participation return. In addition to the amounts payable above, after all of the fixed participation return has been paid and after the Company has attained its return of investment as defined in the agreements, a profit return is payable to the lender generally equal to 50% of the per-lot profit as defined. Since guaranteed returns are expected to exceed the participation returns, interest is accrued on participation mortgages equal to the guaranteed return and capitalized as construction period interest.

NOTE 7:    COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office equipment under noncancellable operating leases.  Future annual minimum rental commitments under all long-term operating leases at December 31, 2005 are as follows:

2006	$52,143
2007	4,301

$56,444

 Rent expense for 2005 and 2004 under all operating leases was $66,200 and $259,076, respectively. The Company began subleasing a portion of its corporate office building in December 2000. The sublease ended in May 2005. In September 2005 a new lease agreement at our current location for our portion of the building was entered into for a period of five (5) months with an option to extend one year.

LEGAL MATTERS

Dispute of Money Owed

On October 30, 2002, Heller Financial, Inc. (“Heller”), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement. Whitemark did not dispute that there is money owed to Heller but did dispute the amount that was owed to Heller. In December 2004, a summary judgment was entered in favor of Heller against Fox Glen Management Corporation and two individual defendants (by the Northern District of Illinois). On July 19, 2005, the Company has entered into an agreement to pay the judgment of $850,663, with $413,605 paid up front and the balance in monthly installments of $25,600 over 18 months.

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

Governmental Action

During 2003, the Securities and Exchange Commission (“SEC”) opened an investigation of the Company related to the method in which the acquisition of the NFC Group was recorded. This investigation is continuing and Whitemark is cooperating fully. It is managements opinion that no laws or regulations have been violated and that this matter will be resolved. The progress of this matter should be discussed with SEC counsel.

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

The Company was also named as a defendant in an action by Matthew Paul Malouf based on certain indemnification provisions related to his guaranty of a loan on the Muirfield Property and based on an asserted participation interest in that property or other properties which have since been relinquished by the Company under the Global Settlement Agreement. This action was dismissed in January, 2006 for failure of Malouf to take any action to prosecute the case for more than a year. Whitemark suffered no damages or liability as a result of the action.

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

The Company was served on April 13, 2005 with a complaint seeking payment of real estate commissions for three sales in the Glenbrook project.  The Company raised defenses or offsets to these commissions; notwithstanding that, the full amount of the commissions which could be claimed was escrowed with the closing agent. The Company resolved this matter by paying commissions which had been previously escrowed. No other damage or liability was incurred.

NOTE 8:    RELATED PARTY TRANSACTIONS

As presented in the balance sheet, the consolidate statement of cash flows, and Note 6, the Company has borrowed for development projects. Some of these loans mature at various dates or as homes are sold. Others are due upon arrangement of other financing or upon sale of the project. The balance due to related parties under these loans was $-0- as of December 31, 2005.

NOTE 9:    STOCK TRANSACTIONS

The Company issued 71,034 and 122,025 common shares during 2005 and 2004, respectively under its Dividend Reinvestment Plan for proceeds of $6,225 and $12,632 respectively.

The Company issued -0- and 7,767,857 restricted shares during 2005 and 2004, respectively, for conversion of convertible debentures. These debentures were convertible into shares of common stock at a price equal to either (a) an amount equal to one hundred twenty percent of the closing bid price of the common stock as of the closing date or (b) an amount equal to eighty percent of the average closing bid price of the common stock for the four trading days immediately preceding the conversion date. Two debentures were converted in the amounts of $25,000 and $200,000 in 2004 under which the conversion price was $0.04 and $0.028, respectively. Two debentures were converted in the amounts of approximately $22,000 and $20,000 in 2003 under which the conversion price was $0.17 and $0.096, respectively. The Company recorded the outstanding balance of these debentures on November, 2005.

NOTE 10:    STOCK COMPENSATION PLAN

In September 1998 and May 2002, the Company filed a registration statements on form S-8 registering 200,000 and 500,000 common shares for a Stock Compensation Plan adopted by the Board. The Plan allows the directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors. The Plan allows these service providers to acquire proprietary interests in the Company in exchange for their services. These interests provide incentives for high levels of service. The Board approved the issuance of 240,000 S-8 shares to employees and consultants during 2003. There are currently 121,905 registered S-8 shares still available for issuance through the plan as of December 31, 2005.

NOTE 11.    EMPLOYEE EQUITY OPTIONS

In conjunction with the Company’s execution of employment agreements with the former President and Chief Financial Officer of the Company in 2002, certain stock options were issued which provided for the option to purchase an aggregate of 1,100,000 shares of restricted stock. In addition, certain warrants were issued to an officer of the Company in 2003.

A summary of the Company’s outstanding stock options as of December 31, 2005 and 2004, and the changes during the years ended December 31, 2005 and 2004 is presented below:

Fixed Options	Units	Weighted Average Exercise Price	Options/ Warrants Exercisable

Outstanding at December 31, 2003	1,100,000	$1.10	1,100,000
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2004	1,100,000	$1.10	1,100,000
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2005	1,100,000	$1.10	1,100,000

The following table summarizes information about fixed options outstanding at December 31, 2005.

Outstanding Options				Exercisable Options
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At December 31, 2005	Weighted Average Exercise Price
$1.10	1,100,000	5.2 years	$1.10	1,100,000	$1.10

NOTE 12:    RETIREMENT PLAN

The Whitemark group has established a "SIMPLE" defined contribution retirement plan which covers all electing full- time employees over age twenty-one with two years of service. The Whitemark Group contributed $25,162 and $19,389 for the years ended December 31, 2005 and 2004, respectively, which represents a match of the participants' contributions up to the lesser of 3% of a participant's wages or a maximum contribution of $9,000 per participant.

NOTE 13:    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended December 31, 2005 and 2004.

	2005	2004
Numerator: Net Income(Loss)	$4,822,401	$(45,052)
Denominator:
Weighted avg. shares outstanding: Basic	21,617,467	19,641,479
And diluted
Loss per share: Basic and diluted	$.22	$(.00)

The effect of common stock options is antidilutive, we have not included those shares in the above computation for diluted earnings per share.

NOTE 14:    INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2005 and 2004:

	2005	2004
Current federal income tax expense/
(benefit)	98,000	$--
Current state income tax expense/
(benefit)	--	--
Current income tax expense/(benefit)	98,000	--
Deferred tax expense/(benefit)	(147,000)	--
Total income tax expense/(benefit)	(49,000)	$--

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The deferred tax asset is due to the recognition of equity in losses sustained in the Company's non consolidated investee and the deferred benefit from the operating loss carryforward.

Deferred tax assets consist of the following at December 31, 2005:

Deferred federal tax asset	$3,105,000
Deferred state tax asset	548,000
Less valuation allowance	(3,653,000)
$-

The Company has a net operating loss carryforward of approximately $9,200,000 available to offset future taxable income whichbegins to expires in 2022. A valuation allowance has been established to eliminate the potential deferred tax benefit in future years from the utilization of this net operating loss carryforward due to the uncertainty of the possibility of the Company generating positive income in future years.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2005	2004
Tax expense/(benefit)computed at
U.S. statutory rates	1,656,000	$139,000
Increases(decreases) in taxes
resulting from:
Change in valuation allowance:	(1,915,000)
Net operating loss carryforward	31,000	(159,000)
State income taxes (net of federal taxes)	177,000	20,000
Nondeductible items 2	2,000
Provision for income tax expense/
(benefit)	S(49,000)	$-