Form 10QSB
period 2006-03-31
WHITEMARK HOMES INC
filed 2006-05-12
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

(407) 366-9668
Issuer’s Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,661,804 shares, Common Stock, $.001 Par Value as of April 30, 2006.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No.

WHITEMARK HOMES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2006
(Unaudited)

ASSETS

Land and home inventory	$4,990,925
Cash and cash equivalents 1,189,928
Accounts receivable	1,001,520
Prepaid expenses	304,968
Deposits	233,124
Other assets	84,721

TOTAL ASSETS	$7,805,186

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$3,236,867
Accounts payable	850,316
Accrued expenses	748,671
Home sale deposits	1,320,255
Total Liabilities	6,156,109

Stockholders' Equity :
Common stock, $.001 par value, 100,000,000
shares authorized, 21,659,860 Shares issued and outstanding	21,660
Additional paid in capital	24,106,527
Accumulated Deficit	(22,479,110)
Total Stockholders' Equity	1,649,077

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,805,186

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
REVENUES:
Sales	$4,588,763	$7,026,394

Cost of sales	3,941,278	6,281,539
GROSS PROFIT	647,485	744,855

Selling, general, and administrative expenses	424,157	529,510
INCOME FROM OPERATIONS	223,328	215,345

Other Income(Expenses):
Interest expense	(20,385)	(16,174)
Other income(expense),net	13,812	13,880
INCOME BEFORE PROVISION FOR INCOME TAXES	216,755	213,051

Provision for income taxes	14,520	—

NET INCOME	$202,235	$213,051

Earnings per common share - basic and diluted	$0.01	$0.01

Weighted average shares outstanding -
basic and diluted	21,658,198	21,588,947

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$202,235	$213,051
Adjustments to reconcile net income to
net cash provided by(used in)operating activities:
Depreciation and amortization	7,435	21,225
Changes in operating assets and liabilities	4,745	(292,135)
NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES	214,415	(57,859)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,129,785	3,568,536
Repayments of notes payable	(2,663,970)	(3,118,402)
Proceeds from issuing common stock	461	515
NET CASH PROVIDED BY(USED IN)FINANCING ACTIVITIES	(1,533,724)	450,649
Increase(decrease) in cash and cash equivalents	(1,319,309)	392,790

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,509,237	1,226,287

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,189,928	$1,619,077
Supplemental Disclosures:
Cash paid for interest	$749,261	$73,674

Cash paid for income taxes	$95,000	$—
Non-cash Investing and Financing Transactions:
Interest on notes payable capitalized as
land and home inventory	$119,446	$517,011

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006

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

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in the Company's financial statements for the year ended December 31, 2005 that were filed with the Securities and Exchange Commission on Form 10-KSB on April 19, 2006. This Form 10-QSB, and other filings by the Company are available through the Internet on the SEC's EDGAR database at www.sec.gov or from the Company upon request.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Current Business Summary

The Company has two primary business activities: Land development and home building. Home building is by far the most significant activity.

The Company currently is involved in the construction and sale of single-family conventional homes. During the three months ended March 31, 2006, 20 homes were completed and delivered in two (2) communities, with an average selling price of $307,453, which includes percent to complete (see paragraph below). The Company currently has two (2) projects. The Company has experienced significant difficulty in obtaining financing for project acquisitions and construction. The lenders, which did provide financing, usually required the personal guarantee of the Company’s former President Larry White. Mr. White resigned from the Company on July 27, 2005 and William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby will not provide any personal guarantees to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company intends to complete its two (2) current projects and then either look to be acquired or attempt to sell the public shell.

During the fourth quarter of 2004, the Company began selling land lots to buyers under an agreement in which the Company has agreed to build a home and other improvements for which title to the land and improvements passes to the buyer immediately and the buyer is the obligor under the construction loan. Revenue under this type of arrangement is recognized under the percent of completion method. During the three months ended March 31, 2006, 15 homes have been completed under these type of agreements. The Company has 13 homes under construction that are accounted for under the percent of completion basis of accounting at March 31, 2006.

Also, at times the Company will sell land to buyers or other developers, at which time revenue is recognized under the full accrual method for land sales as defined in FASB Statement of Financial Accounting Standards No. 66.

Revenue recognized for the quarters ended March 31, 2006 and 2005 consists of the following:

	2006	2005

Traditional	$1,571,311	$3,301,234
Percentage of completion	2,287,452	3,725,160
Land Sales	730,000	—
	$4,588,763	$7,026,394

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

REVENUE RECOGNITION: The Company recognizes revenue from all land development activities in accordance with Statement of Financial Accounting Standards No. 66. Direct costs are capitalized into land development costs. Interest and property taxes are capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest and property taxes are directly expensed. Revenue for home sales built and financed under a traditional sale arrangement where title for the land and construction passed to the buyer upon completion of the homes and the closing of the sale, is recognized only upon the closing and delivery of the homes to the buyer. The Company estimates that the average period between the execution of a purchase agreement for a home and final delivery under this type of arrangement is approximately one year. The Company also sells land lots to buyers under an agreement in which the Company has agreed to build a home and other improvements for which title to the land and improvements passes to the buyer immediately and the buyer is the obligor under the construction loan. Revenues under this type of arrangement are recognized under the percentage of completion method. Also at times the Company will sell land to buyers or other developers at which time revenue is recognized under the full accrual method for land sales as defined in FASB Statement of Financial Accounting Standards No. 66.

EARNINGS PER SHARE: Accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity if converted. This is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus all potentially dilutive common shares. As of March 31, 2006 there are none.

NOTE 2: LAND AND HOME INVENTORY

Land and home inventory consisted of the following at March 31, 2006:

Project development and construction costs	$1,148,107
Home construction costs	1,884,410
Land costs	1,958,408
$4,990,925

NOTE 3: STOCK TRANSACTIONS

There were no significant stock transactions during the three months ended March 31, 2006. All stock transactions occurring in this period were purchased under the Company’s dividend reinvestment plan and stock purchase plan.

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

General Overview

The Company develops real estate and builds homes. The Company had 2 communities in various stages of acquisition and development at March 31, 2006. The Company has experienced significant difficulty in obtaining financing for projects, acquisitions and construction. The lenders which did provide financing, usually required the personal guarantee of the Company’s former President, Larry White. Mr. White resigned from the Company on July 27, 2005. William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby will not provide any personal guarantees to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company intends to complete its two (2) current projects and then either look to be acquired or attempt to sell the public shell.

Liquidity and Capital Resources

Cash flow from operations for the three months ended March 31, 2006 was a positive amount of approximately $214,000.  The primary positive factors were the change in inventory of approximately $1,757,000, change in accounts payable of approximately $705,000 and Home sale deposits of approximately $701,000, during the three months ended March 31, 2006.

As of March 31, 2006, the Company had outstanding borrowings of approximately $3,237,000. This is a decrease of approximately $1,534,000 from the December 31, 2005 amount of approximately $4,771,000. Many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender.

The Company currently finances its projects with project specific acquisition, development and construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. The Company has experienced significant difficultly in obtaining additional financing with the resignation of the Company’s former President, Larry White and the unavailability of personal guarantees. The Company does not believe that it will be able to secure financing to acquire new parcels of land for development. As a result, the Company intends to complete its two (2) current projects and then either look to be acquired or attempt to sell the public shell.

As of March 31, 2006, the Company had total assets of approximately $7,815,000. This is approximately $3,253,000 decrease from the amount at December 31, 2005. The primary factors: the change in inventory of approximately $1,757,000, change in cash of approximately $1,319,000.

Results of Operations for the quarter ended March 31, 2006

Revenues: Whitemark's revenues from home/land sales for the quarter ended March 31, 2006 decreased to $4,588,763 from $7,026,394 when compared with the quarter ended March 31, 2005. Revenues for the current quarter decreased due to the effect of revenue being recognized on a percent of completion basis. Percentage of completion spreads the sales over periods recognizing sales in previous periods before the home is completed.

Gross Profit: Gross profit for the quarter ended March 31, 2006 was $647,485 or 14.1%, as compared to $744,855 or 10.7% for the quarter ended March 31, 2005. The increase in gross profit was a result of some contracts being canceled and resold at higher price, product mix and costs allocated to cost of sales resulting from revised estimates of total interest and overhead expenses for each individual project.

Expenses: Selling, general and administrative expenses for the quarter ended March 31, 2006, decreased to $424,157 as compared to $529,510, for the three months ended March 31, 2005, or a decrease of $105,353. Legal and accounting costs were higher in 2005 for the SEC investigation and the costs related to the effective rescission of the NFC merger (see Part II, Item 1).

Income from Operations: The income from operations for the quarter ended March 31, 2006 was $223,328, compared to $215,345 for the quarter ended March 31, 2005. This is an increase in income from operations of $7,983 for the quarter was a result of the factors discussed above.

Other Expenses: Interest expense of $20,385 was incurred for the quarter ended March 31, 2006 versus $16,174 in the quarter ended March 31, 2005, a increase of $4,211.

Net Income: Net income for the quarter ended March 31, 2006 was $202,235 as compared to $213,051 for the same period in 2005. The decrease in net income of $10,816 for the quarter was as a result of provision for income taxes of $14,520 and factors discussed above.

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer and Acting Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.

(B) Changes In Internal Controls

In connection with the evaluation of the Company’s internal controls during the Company’s first fiscal quarter ended March 31, 2006, the Company’s Chief Executive Officer and Acting Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

Global Settlement Agreement

The Global Settlement Agreement also terminated, canceled and released all relevant parties from their respective obligations in any of the following agreements executed as part of the business relationship executed on or about August 2001: (1) the Exchange Agreement; (2) Closing Agreement; (3) the Guaranty Agreement; (4) Employment Agreement; (5) Security and Funding Agreement; (6) all profit participation agreements; (7) any joint venture agreements; and (8) any other document or agreement executed in connection with any of the foregoing including the Voting Agreement, which has expired.

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

The Company was also named as a defendant in an action by Matthew Paul Malouf based on certain indemnification provisions related to his guaranty of a loan on the Muirfield Property and based on an asserted participation interest in that property or other properties which have since been relinquished by the Company under the Global Settlement Agreement. This action was dismissed in January 2006 for failure of Malouf to take any action to prosecute the case for more than a year. Whitemark suffered no damages or liability as a result of the action.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Shares

During the three months ended March 31, 2006, the Company did not issue any additional securities other than those described in Note 3, Stock Transactions of the condensed consolidated financial statements. No underwriter, sales or placement agent was involved in any of the transactions.

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

b.        Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Whitemark Homes, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 12, 2006.

WHITEMARK HOMES, INC.

Date: May 12, 2006	By:	/s/ William D. Rigsby
William D. Rigsby
Chief Executive Officer

Date: May 12, 2006	By:	/s/ Russ Christensen
Russ Christensen
Acting Principal Financial Officer