Form 10QSB
period 2006-06-30
WHITEMARK HOMES INC
filed 2006-08-14
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,664,944 shares, Common Stock, $.001 Par Value as of August 9, 2006.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No.

WHITEMARK HOMES, INC.
FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
As of June 30, 2006
(Unaudited)

ASSETS

Land and home inventory	$2,932,582
Cash and cash equivalents	2,436,322
Accounts receivable	1,738,372
Prepaid expenses	230,731
Deposits	13,206
Other assets	48,500
TOTAL ASSETS	$7,399,713

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$2,501,971
Accounts payable	1,444,049
Accrued expenses	356,447
Home sale deposits	555,570
Total Liabilities	4,858,037

Stockholders' Equity :
Common stock, $.001 par value, 100,000,000 shares authorized, 21,664,824 Shares issued and outstanding	21,665
Additional paid in capital	24,107,619
Accumulated Deficit	(21,587,608)
Total Stockholders' Equity	2,541,676
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,399,713

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
REVENUES:
Sales	$6,962,928	$11,006,897

Cost of sales	5,663,667	9,291,519
GROSS PROFIT	1,299,261	1,715,378
Selling, general, and administrative expenses	356,557	653,756
INCOME FROM OPERATIONS	942,704	1,061,622

Other Income(Expenses):
Interest expense	(7,575)	(31,787)
Other income(expense),net	54,855	(86,623)
INCOME BEFORE PROVISION FOR INCOME TAXES	989,984	943,212

Provision for income taxes	98,480	-

NET INCOME	$891,504	$943,212

Earnings per common share - basic and diluted	$0.04	$0.04

Weighted average shares outstanding - basic and diluted	21,662,564	21,605,164

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
REVENUES:
Sales	$11,551,691	$18,033,291
Cost of sales	9,604,946	15,573,057
GROSS PROFIT	1,946,745	2,460,234
Selling, general, and administrative expenses	780,714	1,183,266
INCOME FROM OPERATIONS	1,166,031	1,276,968
Other Income(Expenses):
Interest expense	(27,959)	(47,961)
Other income(expense),net	68,667	(72,744)
INCOME BEFORE PROVISION FOR INCOME TAXES	1,206,739	1,156,263
Provision for income taxes	113,000	-
NET INCOME	$1,093,739	$1,156,263
Earnings per common share - basic and diluted	$0.05	$0.05
Weighted average shares outstanding - basic and diluted	21,660,393	21,605,164

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,093,739	$1,156,263
Adjustments to reconcile net income to net cash provided operating activities:
Depreciation and amortization	19,988	29,325
Changes in operating assets and liabilities	1,080,881	2,613,271
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,194,608	3,798,859
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	2,702,958	4,830,211
Repayments of notes payable	(4,972,039)	(6,447,218)
Proceeds from issuing common stock	1,558	2,483
NET CASH USED IN FINANCING ACTIVITIES	(2,267,523)	(1,614,524)
Increase(decrease) in cash and cash equivalents	(72,915)	2,184,335
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,509,237	1,226,287
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,436,322	$3,410,622
Supplemental Disclosures:
Cash paid for interest	$1,756,341	$845,935
Cash paid for income taxes	$103,800	$-
Non-cash Investing and Financing Transactions:
Interest on notes payable capitalized as land and home inventory	$179,235	$627,851

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006

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

The condensed consolidated statements of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Current Business Summary

The Company has two primary business activities: Land development and home building. Home building is by far the most significant activity. The Company is currently winding down both of these activities.

The Company currently is involved in the construction and sale of single-family conventional homes in one (1) project. During the six months ended June 30, 2006, 29 homes were completed and delivered in two (2) communities, with an average selling price of $311,705, which includes percent to complete (see paragraph below). The Company has experienced significant difficulty in obtaining financing for project acquisitions and construction. The lenders, which did provide financing, usually required the personal guarantee of the Company’s former President Larry White. Mr. White signed from the Company on July 27, 2005 and William Rigsby was appointed the new resident on July 27, 2005. Mr. Rigsby will not provide any personal guarantees to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company intends to complete its current project and then either look to be acquired or attempt to sell the public shell.

During the fourth quarter of 2004, the Company began selling land lots to buyers under an agreement in which the Company has agreed to build a home and other improvements for which title to the land and improvements passes to the buyer immediately and the buyer is the obligor under the construction loan. Revenue under this type of arrangement is recognized under the percent of completion method. During the six months ended June 30, 2006, 15 homes have been completed under these types of agreements. The Company, had 24 homes under construction that are accounted for under the percent of completion basis of accounting as of June 30, 2006.

Also, at times the Company will sell land to buyers or other developers, at which time revenue is recognized under the full accrual method for land sales as defined in FASB Statement of Financial Accounting Standards No. 66.

Revenue recognized for the three months ended June 30, 2006 and 2005 consists of the following:

	2006	2005
Traditional	$2,890,400	$5,167,128
Percentage of completion	3,632,528	5,839,769
Land Sales	440,000	-
	$6,962,928	$11,006,897

Revenue recognized for the six months ended June 30, 2006 and 2005 consists of the following:

	2006	2005
Traditional	$4,461,711	$8,468,362
Percentage of completion	5,919,980	9,564,929
Land Sales	1,170,000	-
	$11,551,691	$18,033,291

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

REVENUE RECOGNITION: The Company recognizes revenue from all land development activities in accordance with FASB Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. Direct costs are capitalized into land development costs. Interest and property taxes are capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest and property taxes are directly expensed. Revenue for home sales built and financed under a traditional sale arrangement where title for the land and construction passed to the buyer upon completion of the homes and the closing of the sale, is recognized only upon the closing and delivery of the homes to the buyer. The Company estimates that the average period between the execution of a purchase agreement for a home and final delivery under this type of arrangement is approximately one year. The Company also sells land lots to buyers under an agreement in which the Company has agreed to build a home and other improvements for which title to the land and improvements passes to the buyer immediately and the buyer is the obligor under the construction loan. Revenues under this type of arrangement are recognized under the percentage of completion method. Also at times the Company will sell land to buyers or other developers at which time revenue is recognized under the full accrual method for land sales as defined in FASB Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate.

EARNINGS PER SHARE: Accounting rules provide for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity if converted. This is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus all potentially dilutive common shares. As of June 30, 2006 there are no common stock equivalent shares that would be considered anti-dilutive.

NOTE 2: LAND AND HOME INVENTORY

Land and home inventory consisted of the following at June 30, 2006:

Project development and construction costs	$600,430
Home construction costs	1,462,838
Land costs	869,314
$2,932,582

NOTE 3: STOCK TRANSACTIONS

There were no significant stock transactions during the six months ended June 30, 2006. All stock transactions occurring in this period were purchased under the Company’s dividend reinvestment plan and stock purchase plan.

Item 2: Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains “forward-looking statements” relating to Whitemark Homes, Inc. which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

General Overview

The Company develops real estate and builds homes. The Company had 1 community in various stages of acquisition and development at June 30, 2006. The Company has experienced significant difficulty in obtaining financing for projects, acquisitions and construction. The lenders which did provide financing, usually required the personal guarantee of the Company’s former President, Larry White. Mr. White resigned from the Company on July 27, 2005. William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby will not provide any personal guarantees to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company intends to complete its one (1) current project and then either look to be acquired or attempt to sell the public shell.

Liquidity and Capital Resources

Cash flow from operations for the six months ended June 30, 2006 was a positive amount of approximately $2,195,000.  The primary positive factors were the change in land and home inventory decrease of approximately $3,816,000, change in home sale deposits decrease of approximately $1,466,000, during the six months ended June 30, 2006.

As of June 30, 2006, the Company had outstanding borrowings of approximately $2,502,000. This is a decrease of approximately $2,269,000 from the December 31, 2005 amount of approximately $4,771,000. Many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender.

The Company was financed its projects with project specific acquisition, development and construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. The Company has experienced significant difficultly in obtaining additional financing with the resignation of the Company’s former President, Larry White and the unavailability of personal guarantees. The Company does not believe that it will be able to secure financing to acquire new parcels of land for development. As a result, the Company intends to complete its one (1) current project and then either look to be acquired or attempt to sell the public shell.

As of June 30, 2006, the Company had total assets of approximately $7,400,000. This is approximately $3,668,000 decrease from the amount at December 31, 2005. The primary factors: the change in inventory of approximately $3,816,000.

Results of Operations for the quarter ended June 30, 2006

Revenues: Whitemark's revenues from home/land sales for the quarter ended June 30, 2006 decreased to $6,962,928 from $11,006,897 when compared with the quarter ended June 30, 2005. Revenues from home sales for the six months ended June 30, 2006 decreased from $18,033,291 to $11,551,691 when compared with the same six month period for 2005. Revenues for the current year decreased due to the effect of the reduced number of homes currently under construction as compared to last year.

Gross Profit: Gross profit for the quarter ended June 30, 2006 was $1,299,260 or 18.7%, as compared to $1,715,378 or 15.6% for the quarter ended June 30, 2005. Gross profit for the six months ended June 30, 2006 was $1,946,745 or 16.9%, as compared to $2,460,234 or 13.6% for the same period in 2005. The increase in gross profits was a result of some contracts being canceled and resold at higher price, product mix, change orders, cost and costs allocated to cost of sales resulting from revised estimates of total interest and overhead expenses for each individual project.

Expenses: Selling, general and administrative expenses for the quarter ended June 30, 2006, decreased to $356,557 as compared to $653,756, for the three months ended June 30, 2005, or a decrease of $297,199. Selling, general and administrative expenses for the six months ended June 30, 2006 decreased to $780,714 as compared to $1,183,266 for the six months ended June 30, 2005, or a decrease of $402,552. Legal and accounting fees decreased approximately $190,200 when compared to the same period last year. Legal and accounting were higher in 2005 for the SEC investigation and the costs related to the effective rescission of the NFC merger (see Part II, Item 1).

Income from Operations: The income from operations for the quarter ended June 30, 2006 was $942,704, compared to $1,061,622 for the quarter ended June 30, 2005, This is a decrease in income from operations of $118,919 for the quarter. Income from operations for the six months ended June 30, 2006 was $1,166,031 as compared to $1,276,968 for the same period in 2005. The decrease in income from operations of $110,937 for the six months was a result of the factors discussed above.

Other Expenses: Interest expense of $7,575 was incurred for the quarter ended June 30, 2006 versus $31,787 in the quarter ended June 30, 2005, a decrease of $24,212. Interest expense for the six months ended June 30, 2006 was $27,959 as compared to $47,961 for the same period in 2005, a decrease of $20,002, as a result of the reduction in non-construction and non-development notes payable.

Net Income: Net income for the quarter ended June 30, 2006 was $891,504 as compared to $943,212 for the quarter ended June 30, 2005. Net income for the six months ended June 30, 2006 was $1,093,739 as compared to $1,156,263 for the same period in 2005. The decrease in net income of $62,524 for the six months was as a result of provision for income taxes of $113,000 and the other factors discussed above.

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

(B) Changes In Internal Controls

In connection with the evaluation of the Company’s internal controls during the quarter ended June 30, 2006, the Company’s Chief Executive Officer and Acting Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

The Company has been notified in July, 2006 that it may be subject to a claim by Allstate Insurance Company based on an insurance claim of $89,000 which Allstate paid to a home purchaser in the Bear Gulley community. The claim apparently arose from some earth settlement, sinkhole or other similar event. The Company believes that, to the extent there are any damages from this event, it would be covered under the Builder Warranty program which was provided to the purchaser. Thus any legal recourse would be under that warranty. The Company has declined Allstate’s request for payment based on this and other defenses available to the Company. No legal action has been filed.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Shares

During the six months ended June 30, 2006, the Company did not issue any additional securities other than those described in Note 3, Stock Transactions of the condensed consolidated financial statements. No underwriter, sales or placement agent was involved in any of the transactions.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Whitemark Homes, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 14, 2006.

WHITEMARK HOMES, INC.

August 14, 2006	/s/ William D. Rigsby
William D. Rigsby Chief Executive Officer

August 14, 2006	/s/ Russ Christensen
Russ Christensen Acting Principal Financial Officer