Form 10QSB
period 2006-09-30
WHITEMARK HOMES INC
filed 2006-11-14
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,668,418 shares, Common Stock, $.001 Par Value as of November 06, 2006.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒  No.

WHITEMARK HOMES, INC.

FORM 10-QSB

INDEX

		Page
Part I: Financial Information

Item 1:	Financial Statements (Unaudited)	3

Item 2:	Management's Discussion and Analysis or Plan
	of Operation.	10

Item 3:	Controls and Procedures	12

Part II: Other information

Item 1:	Legal Proceedings.	13

Item 2:	Unregistered Sales of Equity Securities and
	Use of Proceeds	13

Item 3:	Defaults Upon Senior Securities	14

Item 4:	Submission of Matters to a Vote of Security
	Holders	14

Item 5:	Other Information	14

Item 6:	Exhibits	14
	Signatures	15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
As of September 30, 2006
(Unaudited)

ASSETS

Land and home inventory	$2,262,896
Cash and cash equivalents	2,245,496
Accounts receivable	1,427,980
Prepaid expenses	269,091
Deposits	13,206
Other assets	43,751

TOTAL ASSETS	$6,262,420

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$2,368,869
Accounts payable	833,005
Accrued expenses	189,282
Home sale deposits	304,491

Total Liabilities	3,695,647

Stockholders' Equity :
Common stock, $.001 par value, 100,000,000
shares authorized, 21,668,247 Shares issued and
outstanding	21,668
Additional paid in capital	24,108,081
Accumulated deficit	(21,562,976)

Total Stockholders' Equity	2,566,773

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,262,420

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

REVENUES:
Sales	$3,910,289	$6,527,449

Cost of sales	3,571,853	5,179,683

GROSS PROFIT	338,436	1,347,766

Selling, general, and administrative expenses	318,711	374,601

INCOME FROM OPERATIONS	19,725	973,165

Other Income(Expenses):
Interest expense	(4,852)	(17,809)
Other income(expense),net	9,759	38,544

INCOME BEFORE PROVISION FOR INCOME TAXES	24,632	993,900

Provision for income taxes	--	--

NET INCOME	$24,632	$993,900

Earnings per common share - basic and diluted	$0.00	$0.05

Weighted average shares outstanding - basic and diluted	21,665,817	21,619,456

See accompanying notes to the condensed consolidated financial statements.

20

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
REVENUES:
Sales	$15,461,980	$24,560,740

Cost of sales	13,176,798	20,752,740

GROSS PROFIT	2,285,182	3,808,000

Selling, general, and administrative expenses	1,099,426	1,557,867

INCOME FROM OPERATIONS	1,185,756	2,250,133

Other Income(Expenses):
Interest expense	(32,811)	(65,770)
Other income(expense),net	78,425	(34,200)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,231,370	2,150,163

Provision for income taxes	113,000	--

NET INCOME	$1,118,370	$2,150,163

Earnings per common share - basic and diluted	$0.05	$0.10

Weighted average shares outstanding - basic and diluted	21,662,221	21,604,634

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,118,370	$2,150,163
Adjustments to reconcile net income to
net cash provided operating activities:
Depreciation and amortization	24,737	37,425
Changes in operating assets and liabilities	993,312	2,583,159

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,136,419	4,770,747

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	4,328,677	5,691,812
Repayments of notes payable	(6,730,860)	(8,193,782)
Proceeds from issuing common stock	2,023	5,841

NET CASH USED IN FINANCING ACTIVITIES	(2,400,160)	(2,496,129)

Increase(decrease) in cash and cash equivalents	(263,741)	2,274,618

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,509,237	1,226,287

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,245,496	$3,500,905

Supplemental Disclosures:
Cash paid for interest	$2,010,635	$1,004,830

Cash paid for income taxes	$136,772	$--

Non-cash Investing and Financing Transactions:
Interest on notes payable capitalized as
land and home inventory	$277,443	$647,755

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2006

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

The condensed consolidated statements of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Current Business Summary

The Company’s has one primary business activity: Home building. The Company is currently winding down this activity.

The Company currently is involved in the construction and sale of single-family conventional homes in one (1) project. During the nine months ended September 30, 2006, 43 homes were completed and delivered in two (2) communities, with an average selling price of $313,403, which includes percent to complete (see paragraph below). The Company has experienced significant difficulty in obtaining financing for project acquisitions and construction. The lenders, which did provide financing, usually required the personal guarantee of the Company’s former President Larry White. Mr. White resigned from the Company on July 27, 2005 and William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby has informed the Company that he will not provide any personal guarantees to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company intends to complete its current project and then either look to be acquired or attempt to sell the public shell.

During the fourth quarter of 2004, the Company began selling land lots to buyers under an agreement in which the Company has agreed to build a home and other improvements for which title to the land and improvements passes to the buyer immediately and the buyer is the obligor under the construction loan. Revenue under this type of arrangement is recognized under the percent of completion method. During the nine months ended September 30, 2006, 24 homes have been completed under these types of agreements. The Company, had 16 homes under construction that are accounted for under the percent of completion basis of accounting as of September 30, 2006.

Also, at times the Company will sell land to buyers or other developers, at which time revenue is recognized under the full accrual method for land sales as defined in FASB Statement of Financial Accounting Standards No. 66.

Revenue recognized for the three months ended September 30, 2006 and 2005 consists of the following:

	2006	2005

Traditional	$1,616,021	$2,586,760
Percentage of completion	2,294,268	3,940,689
Land sales	--	--
	$3,910,289	$6,527,449

Revenue recognized for the nine months ended September 30, 2006 and 2005 consists of the following:

	2006	2005

Traditional	$6,077,732	$11,055,122
Percentage of completion	8,214,248	13,505,618
Land Sales	1,170,000	--
	$15,461,980	$24,560,740

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

Management’s discussion and analysis of Whitemark’s financial condition and results of operations is based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an ongoing basis. In addition, estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity if converted. This is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus all potentially dilutive common shares. As of September 30, 2006 there are no common stock equivalent shares that would be considered anti-dilutive.

NOTE 2: LAND AND HOME INVENTORY

Land and home inventory consisted of the following at September 30, 2006:

Project development and construction costs	$397,111
Home construction costs	1,341,606
Land costs	524,179
$2,262,896

Change in Estimate

During the three months ended September 30, 2006, the Company revised its estimate of total interest and overhead expenses for the Lakewood project. The change in estimate resulted in additional cost of sales in the consolidated statement of operations of approximately $125,000 for the three and nine months ended September 30, 2006. This change in estimate was accounted for prospectively, in accordance with SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”).

NOTE 3: STOCK TRANSACTIONS

There were no significant stock transactions during the nine months ended September 30, 2006. All stock transactions occurring in this period were purchased under the Company’s dividend reinvestment plan and stock purchase plan.

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

General Overview

The Company builds homes and had 1 community in development at September 30, 2006. The Company has experienced significant difficulty in obtaining financing for projects, acquisitions and construction. The lenders which did provide financing, usually required the personal guarantee of the Company’s former President, Larry White. Mr. White resigned from the Company on July 27, 2005. William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby has informed the Company that he will not provide any personal guarantees to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company intends to complete its one (1) current project and then either look to be acquired or attempt to sell the public shell.

Liquidity and Capital Resources

Cash flow from operations for the nine months ended September 30, 2006 was a positive amount of approximately $2,136,000.  The primary positive factors were the decrease in land and home inventory of approximately $4,485,000, a decrease in home sale deposits of approximately $1,717,000, during the nine months ended September 30, 2006.

As of September 30, 2006, the Company had outstanding borrowings of approximately $2,369,000. This is a decrease of approximately $2,402,000 from the December 31, 2005 amount of approximately $4,771,000. Many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender.

The Company has financed its projects with project specific acquisition, development and construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. The Company has experienced significant difficultly in obtaining additional financing with the resignation of the Company’s former President, Larry White and the unavailability of personal guarantees. The Company does not believe that it will be able to secure financing to acquire new parcels of land for development. As a result, the Company intends to complete its one (1) current project and then either look to be acquired or attempt to sell the public shell.

As of September 30, 2006, the Company had total assets of approximately $6,262,000. This is a decrease of approximately $4,806,000 from the total assets at December 31, 2005. The primary factors: the decrease in inventory of approximately $4,485,000.

Results of Operations for the quarter ended September 30, 2006 and the nine months ended September 30, 2006

Revenues: Whitemark's revenues from home/land sales for the quarter ended September 30, 2006 decreased to $3,910,289 from $6,527,449 when compared with the quarter ended September 30, 2005. Revenues from home sales for the nine months ended September 30, 2006 decreased from $24,560,740 to $15,461,980 when compared with the same nine month period for 2005. Revenues for the current year decreased due to the effect of the reduced number of homes currently under construction due to the winding down of operations as compared to last year.

Gross Profit: Gross profit for the quarter ended September 30, 2006 was $338,436 or 8.7%, as compared to $1,347,766 or 20.6% for the quarter ended September 30, 2005.
The decrease in gross profits for the quarter ended September 30, 2006, was a result of allocated amounts to cost of sales resulting from revised estimates of total interest and overhead expenses for the Lakewood project and a final settlement agreement with Home owners associates Glenbrook of $58,000 for the Glenbrook project. Gross profit for the nine months ended September 30, 2006 was $2,285,182 or 14.8%, as compared to $3,808,000 or 15.5% for the same period in 2005. The decrease in gross profits for the nine months ended September 30, 2006 was a result of product mix, change orders, cost and costs allocated to cost of sales resulting from revised estimates of total interest and overhead expenses for each individual project.

Expenses: Selling, general and administrative expenses for the quarter ended September 30, 2006, decreased to $318,711 as compared to $374,601, for the three months ended September 30, 2005, or a decrease of $55,890. Included in this quarter general and administrative expenses was a $50,000 bonus to William Rigsby, Chief Executive Officer approved by the board. Selling, general and administrative expenses for the nine months ended September 30, 2006 decreased to $1,099,426 as compared to $1,557,867 for the nine months ended September 30, 2005, or a decrease of $458,441. Legal and accounting fees decreased approximately $182,200 when compared to the same period last year. Legal and accounting were higher in 2005 for the SEC investigation and the costs related to the effective rescission of the NFC merger.

Income from Operations: The income from operations of $19,725 was incurred for the quarter ended September 30, 2006 versus $973,165 in the quarter ended September 30, 2006. This is a decrease in income from operations of $953,440 for the quarter. Income from operations for the nine months ended September 30, 2006 was $1,185,756 as compared to $2,250,133 for the same period in 2005. The decrease in income from operations of $1,064,377 for the nine months was a result of the factors discussed above.

Other Expenses: Interest expense of $4,852 was incurred for the quarter ended September 30, 2006 versus $17,809 in the quarter ended September 30, 2005, a decrease of $12,957. Interest expense for the nine months ended September 30, 2006 was $32,811 as compared to $65,770 for the same period in 2005, a decrease of $32,959, as a result of the reduction in non-construction and non-development notes payable.

Net Income: Net income for the quarter ended September 30, 2006 was $24,632 as compared to net income of $993,900 for the same period in 2005. Net income for the nine months ending September 30, 2006 was $1,118,370 as compared to the net income of $2,150,163 for the same nine month period 2005. The decreases in net income of $969,268 for the quarter and $1,031,793 for nine months, respectively, were as a result of the factors discussed above. Provision for income taxes for the nine month period at September 30, 2006 is $113,000 as compared to none for the period as September 30, 2005 and the other factors discussed above.

Item 3. Controls And Procedures

(A)	Evaluation Of Disclosure Controls And Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in the Company’s annual and periodic SEC filings.

(B)	Changes In Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Governmental Action

During 2003, the Securities and Exchange Commission ("SEC") opened an investigation of the Company related to the method in which the acquisition of the NFC Group was recorded. In September of 2005, the Company reached an agreement in principle with the SEC staff to recommend settlement of this matter. Under the proposed settlement, the Company would consent, without admitting or denying the allegations, to cease and desist from future violations of certain securities laws and regulations, but no fines or disgorgement would be required of the Company. The agreement in principle is awaiting formal approval by the Commission.

Other Legal Matters

During the first quarter of 2004, the Company became a party to two legal actions Michael Adkinson had asserted that the Company was in default of the Global Settlement Agreement that was entered into on April 18, 2003. On October 10, 2006, the Company and the parties entered into a settlement of all matters without any damages or liabilities on the part of the Company.

The Company has been notified in July, 2006 that it may be subject to a claim by Allstate Insurance Company (“Allstate”) based on an insurance claim of $89,000 which Allstate paid to a home purchaser in the Bear Gulley community. The claim apparently arose from some earth settlement, sinkhole or other similar event. The Company believes that, to the extent there are any damages from this event, it would be covered under the Builder Warranty program which was provided to the purchaser. Thus any legal recourse would be under that warranty. The Company has declined Allstate’s request for payment based on this and other defenses available to the Company. No legal action has been filed.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Shares

During the nine months ended September 30, 2006, the Company did not issue any additional securities other than those described in Note 3, Stock Transactions of the condensed consolidated financial statements. No underwriter, sales or placement agent was involved in any of the transactions.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

Not applicable.

Item 6:	Exhibits

Exhibits

	3.1	Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000 (incorporated by reference)

	3.2	By-Laws previously filed with the SEC (incorporated by reference)

	10.1	Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)

	10.2	Global Settlement Agreement (filed as a part of Form 8-K on April 29, 2003 (incorporated by reference)

	10.3	Settlement Agreement and Mutual Release dated October 2006, by and among William Michael Adkinson, Long Point Cove, LLC, Gulf Destination Enterprises, Inc., Kenneth Lawrence White and Whitemark Homes

	21.1	Subsidiaries of registrant (filed with 2002 Form 10-KSB, incorporated by reference)

	31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

	31.2	Certification by Acting Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification by Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Whitemark Homes, Inc. has duly caused this report to be signed on its behalf by the undersigned, on November 14, 2006.

WHITEMARK HOMES, INC.

Date: November 14, 2006	By:	/s/ William D. Rigsby
William D. Rigsby
Chief Executive Officer

Date: November 14, 2006	By:	/s/ Russ Christensen
Russ Christensen
Acting Principal Financial Officer