Form 10KSB
period 2006-12-31
WHITEMARK HOMES INC
filed 2007-03-20
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File No. 0-8301

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

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

The issuer’s gross revenue for its most recent fiscal year was $17,745,938. As of March 15, 2007, 21,322,341 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the Company on March 15, 2007 was $918,068, based on the price of the common stock ($0.12 per share) at the close of the market on that day.

Transitional Small Business Disclosure Format. (Check one):    Yes   ☐      No   ☒

Whitemark Homes, Inc.
Form 10-KSB for the fiscal year ended December 31, 2006

TABLE OF CONTENTS

		Page
PART I
Item 1.	Description of Business	3
Item 2.	Description of Properties	5
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	6

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	7
Item 6.	Management's Discussion and Analysis or Plan of Operations	7
Item 7.	Financial Statements and Supplementary Data	11
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12
Item 8A.	Controls and Procedures	12
Item 8B.	Other Information	13

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	14
Item 10.	Executive Compensation	15
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
Item 12.	Certain Relationships and Related Transactions, and Director Independence	19
Item 13.	Exhibits	20
Item 14.	Principal Accountant Fees and Services	20
Signatures		22
Consolidated Financial Statements		11

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(a) Business Development

Whitemark Homes, Inc. (the "Company" or "WTMK" or "Whitemark") was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. The Company was organized primarily to acquire and hold royalties on oil and gas properties. During 1996 the Company's name was changed to Golden Triangle Industries, Inc. On June 17, 2000, the Golden Triangle shareholders approved the purchase of Whitemark Homes, Inc. It was determined that, after the acquisition, the Company's business would be strictly that of Whitemark and that the oil, gas and other extractive businesses would be sold. Therefore, in June 2001 the name of the Company was changed to Whitemark Homes, Inc. to reflect the new business direction. Whitemark has been in the business of developing and constructing high quality residential communities for the past twenty years, with an emphasis on customer satisfaction. Whitemark’s business included the purchase and development of lots through the construction and sale of single family homes, including designing, building and marketing.

(b) Business of Issuer

Construction and Development

The Company was involved in the sale of single-family conventional homes, in the Orlando, Florida area. The Company offered homes in a price range from $300,000 to over $440,000. Currently, the Company is resolving any warranty issue for homes that are still under warranty. The Company was involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as design, construction and marketing of planned developments, until December 31, 2006. In 2006, 69 homes/lots were delivered in 2 communities. Each community offered several different floor plans for buyers to choose from. In 2005, 101 homes/lots were delivered in 3 communities. The Company has experienced significant difficulty in obtaining financing for project acquisitions and construction. The lenders, which did provide financing, usually required the personal guarantee of the Company’s former President Larry White. Mr. White resigned from the Company on July 27, 2005 and William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby will not provide any personal guarantees to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company has completed its two (2) current projects, has only 4 homes left to sell, and it intends to attempt to be acquired or sell the public shell.

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

Current Projects

Lakewood

Lakewood consists of 96 acres of land subdivided into 48 lots including 5 lake front lots in Orange County, Florida, located amidst a preservation area that makes these oversized lots unique. The community is located within the Winter Park High School district boundaries, south of University Drive on Lake Irma, North of Hwy 50, and West the of Central Florida Greeneway. Construction of the community of Lakewood was completed in 2006, including four (4) homes completed, that are for sale.

Glenbrook

“A Vacation Resort Lifestyle Community”, Glenbrook, a 266 lot, 70 acre development is located in a vibrant real estate market, only 10 minutes from Disney World and other major attractions. Amenities such as the Glenbrook Resort Community Recreation Facility feature a resort-style pool with waterfall, tennis courts, work-out room, game room, and media room with internet access. The community of Glenbrook was completed in 2006.

Marketing

The Company has an inventory of four (4) homes with construction completed. These homes are for sale. The Company employs commissioned sales associates, and advertises its residential community through local media.

Suppliers

The Company’s main suppliers were as follows: Rinker Materials, Quality Precast, Prestige AB/Ready Mix, Elite Electric, Maximum Air, Close Jowers and Prestige Lumber. The Company is not aware of availability issues related to any one particular material. As of December 31, 2006 no significant supplies exist.

Quality Service

The Company used the latest technology and proven construction methods to ensure its homes are of the highest quality. This is evidenced by: (1) Member in Good Standing issued by the National Association of Home Builders; and (2)
Homeowner Evaluation forms and letters showing the satisfaction of customers.
Due to the Company's in-depth construction expertise, a range of construction methods were utilized incorporating the choices made by the customer and the building plan requirements.

Real Estate, Economic and Other Conditions

The homebuilding industry is sensitive to changes in general economic conditions, such as levels of employment, consumer confidence, consumer income, interest rates, availability of financing for acquisition, construction and permanent mortgages, demand for housing and condition of the resale market for used homes.

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

Employees

At December 31, 2006 and December 31, 2005, the Company and its subsidiaries employed 5 and 13 individuals, respectively, including the executive officers.

ITEM 2.	DESCRIPTION OF PROPERTIES

The Company entered into a lease of its 2,520 square foot corporate office, during September 2005 (5 month lease with a one year extension, and as of February 2007 terms are month to month), with a monthly rental of $5,379 per month located at 650 South Central Ave., Ste. 1000, Oviedo, Florida, from Davis Realty.

ITEM 3.	LEGAL PROCEEDINGS

Dispute of Money Owed

On October 30, 2002, Heller Financial, Inc. (“Heller”), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership, whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement. Whitemark did not dispute that there is money owed to Heller but did dispute the amount that was owed to Heller. In December 2004, a summary judgment was entered in favor of Heller against Fox Glen Management Corporation and two individual defendants (by the Northern District of Illinois). On July 19, 2005, the Company entered into an agreement to pay the judgment of $850,663, with $413,605 paid up front and the balance in monthly installments of $25,600 over 18 months. This obligation was paid in full as of December 31, 2006.

Governmental Action

During 2003, the Securities and Exchange Commission ("SEC") opened an investigation of the Company related to the method in which the acquisition of the NFC Group was recorded. In September of 2005, the Company reached an agreement in principle with the SEC staff to recommend settlement of this matter which was formally approved by the SEC in December 2006. Under the settlement, the Company consented, without admitting or denying the allegations, to cease and desist from future violations of certain securities laws and regulations, but no fines or disgorgement were required of the Company.

Other Legal Matters

During the first quarter of 2004, the Company became a party to two legal actions. Michael Adkinson had asserted that the Company was in default of the Global Settlement Agreement that was entered into on April 18, 2003. On October 10, 2006, the Company and the parties entered into a settlement of all matters without any damages or liabilities on the part of the Company.

The Company was notified in July, 2006 that it may be subject to a claim by Allstate Insurance Company (“Allstate”) based on an insurance claim of $89,000, which Allstate paid to a home purchaser in the Bear Gulley community. The claim apparently arose from some earth settlement, sinkhole or other similar event. The Company believes that, to the extent there are any damages from this event, it would be covered under the Builder Warranty program which was provided to the purchaser. Thus any legal recourse would be under that warranty. The Company has declined Allstate’s request for payment based on this and other defenses available to the Company. No legal action has been filed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None filed during 2006 and 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The only class of equity securities authorized by the Company's Articles of Incorporation, as amended, is the Company's common stock, $.001 par value per share. The Company's common stock is traded on the OTC Bulletin Board under the symbol “WTMK”. The range of high and low sales prices for each quarter during the last two fiscal years, as quoted on the OTC Bulletin Board for the periods discussed above, is set out in the table that follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Year Ended December 31, 2006		Year Ended December 31, 2005
	High	Low	High	Low
1st Quarter	$.40	$.10	$.14	$.05
2nd Quarter	.64	.12	.12	.07
3rd Quarter	.25	.10	.11	.08
4th Quarter	.20	.10	.14	.05

On March 15, 2007, the price of the stock closed at $.12 per share as reported on the OTC Bulletin Board.

As of March 15, 2007, there were approximately 6,900 holders of record of the Company's Common Stock, plus an undetermined number of stockholders who hold their stock in street name.

Dividends

The Company paid a cash dividend of $.07 per share on its common stock on January 18, 2007, and other than a potential liquidation dividend, the Company does not anticipate the payment of cash dividends in the foreseeable future. Payment of cash dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

Issuance of Unregistered Shares

During the years ended December 31, 2006 and 2005, the Company did not issue any securities in the transactions without registering the securities under the Securities Act of 1933.

Redemption of Securities

•	On November 28, 2005 the Company redeemed all outstanding convertible debentures issued to Cornell Capital Partners, LP.

•	The Company did not repurchase any shares.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General Overview

The Company developed real estate and built homes. The Company is no longer developing any real estate and is attempting to sell its four remaining homes. The Company intends to attempt to be acquired or to be acquire by an operating company.

The Company’s two communities were completed in 2006.

Liquidity and Capital Resources

The Company's financing needs were provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. Cash flow from operations were positive the past two years due to the selling of the lots from our developments. This was anticipated and cash flow from homebuilding activity increased as the home inventory was sold in 2006 and 2005.

On December 31, 2006, the Company had outstanding borrowings of approximately $1,300,000. This is a decrease from December 31, 2005 of approximately $3,500,000 as a result of the selling of lots in our developments and payments made on outstanding loans. In addition, many of the notes payable are not subject to debt service until the note becomes due or have an interest reserve established with the lender.

Revenues: Whitemark's revenues for the year ended December 31, 2006 decreased to $17,745,938 from $30,041,561 when compared with the same period of 2005. This is a decrease of $12,295,623 or 41%. The number of homes delivered(excluding lots only) for the year ended December 31, 2006 was 65 homes compared to 99 homes in 2005, with an average selling price per home of approximately $322,000 for 2006. This is a $36,000 average increase per home when compared to 2005. The 65 homes in 2006 was the result of the build out of our last two developments. Management also believes that changes in the average selling price of homes delivered from period to period are attributable to discrete factors at each of its subdivisions, including product mix and premium lot availability.

Gross Profit: Gross profit for the year ended December 31, 2006 was $2,574,253 or 15%, as compared to $5,593,901 or 19% for the year ended December 31, 2005. The costs of homes and land sold during 2006 decreased $9,275,976 to $15,171,685 when compared with the same period in 2005. Although the cost of homes is directly attributable to the product mix, Whitemark operates with several internal control processes, which help to ensure that projected gross profit margins are maintained and quality control standards are met.

Expenses: Selling, general and administrative expenses increased to $1,485,304 for the year ended December 31, 2006, which is a increase of $868,293 or 141% from $617,011 for the year ended December 31, 2005. The increase in operating expenses for the current period was principally a result of the reduction of legal costs during 2005(the Company had an insurance claim with Navigators Insurance Company), the claim award amount of $550,000 was settled in 2005. Also in 2005, the Company reduced accounts payable and legal expense in the amount of $753,377 for forgiveness of debt from attorney firms. Year 2005 actual decrease was approximately $499,730 when excluding Navigators and forgiveness. Whitemark Homes has continued ongoing cost reductions in the selling, general and administrative costs.

Income from Operations: Income from operations for the year ended December 31, 2006 was $1,088,949 compared to the income from operations of $4,976,890 for the year ended December 31, 2005. The decrease in income from operations of $3,887,941 was a result of the factors discussed above.

Other Expenses: Interest expense of $45,377 was incurred for the year ended December 31, 2006 versus $96,493 in the year ended December 31, 2005, a decrease of $51,116. This decrease is primarily attributable to the reduction of notes payable. Whitemark obtained construction loans and other borrowings in order to purchase land and build homes. Whitemark incurred interest charges on these borrowings, with rates varying from 8.44% to 30% per year. Interest was capitalized as land development costs until projects reached substantial completion. Upon completion of the development phase, interest was expensed.

Net Income: Net income before tax for the year ended December 31, 2006 was $1,060,591 as compared to a net income of $4,822,401 for 2005. The decrease in net income of $3,761,810 was a result of the factors discussed above.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION: The Company recognizes revenue from all land development activities in accordance with Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate”. Direct costs were capitalized into land development costs. Interest and property taxes were capitalized as land development costs until projects reached substantial completion. Upon completion of the development phase, interest and property taxes were directly expensed. Revenue for home sales built and financed under a traditional sale arrangement where title for the land and construction passed to the buyer upon completion of the homes and the closing of the sale, is recognized only upon the closing and delivery of the homes to the buyer. The Company estimated that the average period between the execution of a purchase agreement for a home and final delivery under this type of arrangement was approximately one year. The Company also sold land lots to buyers under an agreement in which the Company had agreed to build a home and other improvements for which title to the land and improvements passed to the buyer immediately and the buyer was the obligor under the construction loan. Revenues under this type of arrangement were recognized under the percentage of completion method. Also at times the Company sold land to buyers or other developers at which time revenue was recognized under the full accrual method for land sales as defined in Statement of Financial Accounting Standards No. 66.

In the Company’s consolidated financial statements, sales were recorded when title passed to the buyer - upon closing of the real estate transaction as discussed above. When the sale was recorded, the cost of sales related to the transaction was also recorded which consisted of certain costs tracked and specifically identified with the individual sale as well as certain costs which were not specifically identified, but were umbrella project costs allocated to the individual lots in a specific project or were Company costs allocated to the lots in all projects the Company had under construction.

In allocating costs to the lots in specific projects, the Company relied upon certain estimates. These estimates included the total estimated future costs of interest on land and construction loans, the total estimated future cost of allocated salaries and other Company overhead expenses, and the estimated total costs of land development for a project which was built and developed in phases. Interest, overhead and land development costs was allocated based upon these estimates, and, as such, these estimates had a significant impact upon the Company’s total cost of sales and gross profit percentages from period to period.

In estimating the total future costs of interest and overhead, the Company relied upon its internal budgets, as revised from period to period, to estimate the amount of time that was necessary to complete the project. This estimate of time was used to extrapolate the amount of these expenses for each project as a whole.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WHITEMARK HOMES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Certified Public Accounting Firm	F-1

Consolidated Balance Sheet as of December 31, 2006	F-2

Consolidated Statements of Income for the years ended
December 31, 2006 and 2005	F-3

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 2006 and 2005	F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2006 and 2005	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of
Whitemark Homes, Inc.

We have audited the accompanying consolidated balance sheet of Whitemark Homes, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitemark Homes, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
March 16, 2007

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS
Land and home inventory	$1,011,238
Cash and cash equivalents	2,542,475
Accounts receivable	154,437
Prepaid expense	208,838
Other assets	51,569

TOTAL ASSETS	$3,968,557

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$1,267,214
Accounts payable	151,178
Cash dividends payable	1,492,361
Accrued expenses	31,003
Home sale deposits	10,000

Total Liabilities	2,951,756

Commitments and Contingencies (see Note 5)

Stockholders' Equity:
Common stock ($.001 par value, 100,000,000
shares authorized, 21,669,595
shares issued and outstanding)	21,669
Additional paid in capital	24,108,247
Accumulated deficit	(23,113,115)

Total Stockholders' Equity	1,016,801

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,968,557

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2006 and 2005

	2006	2005

Sales	$17,745,938	$30,041,561

Cost of sales	15,171,685	24,447,661

Gross profit	2,574,253	5,593,901

Selling, general and
administrative expenses	1,485,304	617,011

Income from operations	1,088,949	4,976,890

Other income/(expense)
Other income	91,019	(8,995)
Interest expense	(45,377)	(96,493)
Income from operations
before income tax provision	1,134,591	4,871,401

Income tax provision	74,000	49,000

Net income	$1,060,591	$4,822,401

Earnings per common share: Basic
and diluted	$.05	$.22

Weighted average shares outstanding -
Basic and diluted	21,668,622	21,616,467

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2006 and 2005

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances at December 31, 2004	21,586,433	$21,587	$24,099,914	$(27,503,746)	$(3,382,245)

Stock issued under DRP* program	71,034	70	6,155	-	6,225
Net income	-	-	-	4,822,401	4,822,401

Balances at December 31, 2005	21,657,467	$21,657	$24,106,069	$(22,681,345)	$1,446,381

Dividends Payable				(1,492,361)	(1,492,361)
Stock issued under DRP* program	12,128	12	2,178	-	2,190
Net income	-	-	-	1,060,591	1,060,591

Balances at December 31, 2006	21,669,595	$21,669	$24,108,247	$(23,113,115)	$1,016,801

* DRP (Dividends Reinvestment and Stock Purchase Plan)

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

	2006	2005

Cash Flows from Operating Activities:
Net income	$1,060,591	$4,822,401
Adjustments to reconcile net income
to net cash flows provided by operations:
Depreciation and amortization	30,124	45,525
Changes in operating assets and
liabilities:
Land and home inventory	5,737,007	2,971,300
Accounts receivable	1,308,302	(471,288)
Prepaid expenses	(152,108)	10,434
Other assets	209,249	(46,648)
Accounts payable	(1,404,220)	(1,571,457)
Accrued expenses	(1,242,353)	(443,527)
Home sale deposits	(2,011,706)	(1,048,802)

Net cash provided by
operating activities	3,534,886	4,361,234

Cash Flows from Financing Activities:
Proceeds from notes payable	4,854,200	6,822,649
Repayment of notes payable	(8,358,038)	(9,907,159)
Proceeds from stock issuance	2,190	6,225

Net cash used in financing
activities	(3,501,648)	(3,078,284)

Net increase in cash and
cash equivalents	33,238	1,282,950
Cash and cash equivalents at
beginning of year	2,509,237	1,226,287

Cash and cash equivalents at end of year	$2,542,475	$2,509,237

Supplemental Disclosures: See Note 2

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 1: GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development of Business

Whitemark Homes, Inc. (“Whitemark” or the “Company”) was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. Until April 1, 2000, the Company was involved in the oil and gas production and services industries. In addition, on April 1, 2000, Whitemark disposed of its oil and gas industry related activities and assets and acquired Whitemark Homes, Inc. (“Whitemark Florida”) along with certain related entities (the “Whitemark Group”) in a transaction accounted for as a reverse acquisition. Whitemark Florida changed its name to Whitemark Homes of Florida, Inc. and the Company changed its name to Whitemark Homes, Inc.

Current Business Summary

The Company was involved in the development of lots and the construction and sale of single-family conventional homes, primarily targeting vacation home buyers in the Orlando, Florida area. The Company offered homes in a price range from $300,000 to over $440,000, and was involved in all aspects of the business, including land acquisition, site planning, preparation and improvement of land, as well as the design, construction, marketing, and financing of the homes. In 2005, 101 homes/lots were constructed/sold/closed, delivered in 4 communities. Each community offered several different floor plans for buyers to choose from. In 2006, 69 homes/lots were delivered in 2 communities. The Company has experienced significant difficulty in obtaining financing for project acquisitions and construction. The lenders, which did provide financing, usually required the personal guarantee of the Company’s former President Larry White. Mr. White resigned from the Company on July 27, 2005 and William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby will not provide any personal guarantees to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company has completed its last project and intends to attempt to be acquired or attempt to sell the public shell.

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

Use of Estimates

The preparation of financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an ongoing basis. In addition, estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following items represent critical accounting policies that require significant use of judgment and estimates which are used in the preparation of our financial statements.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. The Company's consolidated subsidiaries at December 31, 2006 and 2005 include Whitemark Homes of Florida, Inc.; Whitemark at Oak Park, Inc,; Home Funding, Inc.; Fox Glen Limited Partnership,; Whitemark at Corner Lake, LLC,; Whitemark at Glenbrook, LLC,; and Whitemark at Little Creek, LLC.; Sheeler Hills Ltd.

CASH AND CASH EQUIVALENTS: The Company considers cash deposited in banks and all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of preparing its Consolidated Statements of Cash Flows.

ACCOUNTS RECEIVABLE: The Company records at net realizable value. The Company considers accounts receivable to be fully collectible; therefore, no allowance for doubtful accounts has been established.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006 and 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables, accounts payable, and accrued expenses. The fair value of our long-term debt and notes payable is estimated based on the current rates offered to us for debt of similar terms, credit risk and maturities. Under this method the fair value of long-term debt was not significantly different from the stated value at December 31, 2006 and 2005.

REVENUE RECOGNITION: The Company recognized revenue from all land development activities in accordance with Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate”. Direct costs were capitalized into land development costs. Interest and property taxes were capitalized as land development costs until projects reached substantial completion. Upon completion of the development phase, interest and property taxes were directly expensed. Revenue for home sales built and financed under a traditional sale arrangement where title for the land and construction passed to the buyer upon completion of the homes and the closing of the sale, is recognized only upon the closing and delivery of the homes to the buyer. The Company also sold land lots to buyers under an agreement in which the Company had agreed to build a home and other improvements for which title to the land and improvements passed to the buyer immediately and the buyer was the obligor under the construction loan. Revenues under this type of arrangement were recognized under the percentage of completion method. Also at times the Company sold land to buyers or other developers at which time revenue was recognized under the full accrual method for land sales as defined in Statement of Financial Accounting Standards No. 66.

Revenue recognized during the years ended December 31, 2006 and 2005 consists of the following:

	2006	2005

Traditional home sales	$8,317,510	$12,682,936
Percentage of completion	8,258,428	16,678,625
Land sales	1,170,000	680,000

	$17,745,938	$30,041,561

Internal sales commissions are included in selling, general and administrative expense. External commissions are included as part of cost of sales. Cost and estimated earnings on uncompleted contracts accounted for under the percentage of completion method above of $0 is included in accounts receivable in the accompanying consolidated balance sheet as of December 31, 2006.

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

STOCK-BASED COMPENSATION: At December 31, 2006, the Company had a stock incentive plan (the “Plan”) which authorizes the issuance of options to purchase shares of the Company’s common stock. Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. No stock-based employee compensation cost was recognized in the Consolidated Statements of Income for the year ended December 31, 2005 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 would include compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). During the year ended December 31, 2006, no such compensation cost has been recognized since all stock options outstanding were fully vested before December 31, 2005. Results for prior periods have not been restated to reflect the impact of adopting the new accounting standard.

CONCENTRATION OF CREDIT RISK:

The Company occasionally has cash deposited in financial institutions which is in excess of the limit imposed by the Federal Deposit Insurance Corporation (FDIC). The Company has not incurred losses on its cash deposits in the past, and management of the Company does not believe that losses will be incurred in the foreseeable future. The amount held in banks in excess of FDIC coverage at December 31, 2006 was approximately $2,007,700.

RECLASSIFICATIONS: Certain amounts from 2005 have been reclassified to conform to the 2006 presentation.

RECENT ACCOUNITNG PRONOUNCEMENTS: In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is required to adopt FIN 48 at the beginning of fiscal year 2007. The Company is currently evaluating the impact that FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of fiscal year 2008. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

NOTE 2: SUPPLEMENTAL CASH FLOW DISCLOSURES

	2006	2005

Cash paid for interest(net amount capitalized)	$514,089	$1,115,349
Income Tax Paid	-	$133,800

Non-cash Investing and Financing Activity:
Interest on notes payable capitalized
into land and home inventory	$289,304	$794,537
Dividends payable	$1,492,361	-

NOTE 3: LAND AND HOME INVENTORY

Land and home inventory consists of the following at December 31, 2006:
Project development and construction costs	$110,060
Home construction costs	901,178

$1,011,238

NOTE 4: NOTES PAYABLE

Notes payable consist of the following at December 31, 2006:

Construction loans with banks and others- interest rates of 8.44% to 30% with interest due monthly, principal due as homes or properties are sold, collateralized by real estate	$1,225,436

Other loans	41,778

$1,267,214

Interest cost totaled $517,089 and $1,115,349 in 2006 and 2005, respectively. These amounts include capitalized interest of $289,304 and $794,537 in 2006 and 2005, respectively. The weighted average interest rate on outstanding debt at December 31, 2006 is 8.9%.

The terms of the obligations to participation mortgage lenders generally provided for a fixed participation return generally equal to the original loan amounts and were payable with each lot sale in an amount equal to the sale price of the unit less a 1% administrative fee payable to the lender and the Company’s share of the sale, as defined in the agreements. The agreements provided for, among other things, a minimum guaranteed internal rate of return to the lender of 30%, if greater than the fixed participation return. In addition to the amounts payable above, after all of the fixed participation return had been paid and after the Company had attained its return of investment as defined in the agreements, a profit return was payable to the lender generally equal to 50% of the per-lot profit as defined. Since guaranteed returns were expected to exceed the participation returns, interest was accrued on participation mortgages equal to the guaranteed return and capitalized as construction period interest.

NOTE 5: COMMITMENTS AND CONTINGENCIES

Rent expense for 2006 and 2005 under all operating leases was $58,106 and $66,200, respectively. The Company began subleasing a portion of its corporate office building in December 2000. The sublease ended in May 2005. The Company entered into a lease of its 2,520 square foot corporate office, on September 2005 (5 month lease with a one year extension, as of February 2007, the lease is month to month), located at 650 South Central Ave., Ste. 1000, Oviedo, Florida, from Davis Realty.

LEGAL MATTERS

Dispute of Money Owed

On October 30, 2002, Heller Financial, Inc. (“Heller”), a Delaware corporation, named Whitemark at Fox Glen, LTD., a Florida limited partnership whose partners are Fox Glen Management Corporation and Whitemark Homes, Inc. as a defendant in a lawsuit alleging non-distribution of proceeds relating to a loan agreement. Whitemark did not dispute that there is money owed to Heller but did dispute the amount that was owed to Heller. In December 2004, a summary judgment was entered in favor of Heller against Fox Glen Management Corporation and two individual defendants (by the Northern District of Illinois). On July 19, 2005, the Company has entered into an agreement to pay the judgment of $850,663, with $413,605 paid up front and the balance in monthly installments of $25,600 over 18 months. As of December 31, 2006 this obligation was paid in full.

Governmental Action

During 2003, the Securities and Exchange Commission ("SEC") opened an investigation of the Company related to the method in which the acquisition of the NFC Group was recorded. In September of 2005, the Company reached an agreement in principle with the SEC staff to recommend settlement of this matter which was formally approved by the SEC in December 2006. Under the settlement, the Company consented, without admitting or denying the allegations, to cease and desist from future violations of certain securities laws and regulations, but no fines or disgorgement were required of the Company.

Other Legal Matters

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

The Company was notified in July, 2006 that it may be subject to a claim by Allstate Insurance Company (“Allstate”) based on an insurance claim of $89,000, which Allstate paid to a home purchaser in the Bear Gulley community. The claim apparently arose from some earth settlement, sinkhole or other similar event. The Company believes that, to the extent there are any damages from this event, it would be covered under the Builder Warranty program which was provided to the purchaser. Thus any legal recourse would be under that warranty. The Company has declined Allstate’s request for payment based on this and other defenses available to the Company. No legal action has been filed.

NOTE 6: RELATED PARTY TRANSACTIONS

On July 28, 2005, Whitemark Homes entered into a consulting agreement with Larry White (the former CEO and major stockholder) which continues until March 31, 2007. During the year ended December 31, 2005 a monthly amount of $10,800 was paid. For the Year ended December 31, 2006 the monthly amount of $11,125 was paid.

NOTE 7: STOCK TRANSACTIONS

The Company issued 12,128 and 71,034 common shares during 2006 and 2005, respectively under its Dividend Reinvestment Plan for proceeds of $2,190 and $6,225 respectively.

NOTE 8. EMPLOYEE STOCK OPTIONS

In conjunction with the Company’s execution of employment agreements with the former President and Chief Financial Officer of the Company in 2002, certain stock options were issued which provided for the option to purchase an aggregate of 1,100,000 shares of restricted stock.

Prior to January 1, 2006, the Company accounted for the issuance of stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation. For fiscal year 2006, the Company adopted SFAS 123R, which revised Statement of Financial Accounting Standard No. 123 “Share-Based Payment”. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. During 2006, the Company recognized no compensation cost related to stock options.

A summary of the Company’s outstanding stock options as of December 31, 2006 and 2005, and the changes during the years ended December 31, 2006 and 2005 is presented below:

Fixed Options	Units	Weighted Average Exercise Price	Options/ Warrants Exercisable

Outstanding at December 31, 2004	1,100,000	$1.10	1,100,000
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2005	1,100,000	$1.10	1,100,000
Granted	—	—
Exercised	—	—
Forfeited	100,000	1.10
Outstanding at December 31, 2006	1,000,000	$1.10	1,000,000

The following table summarizes information about stock options outstanding at December 31, 2006.

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At December 31, 2006	Weighted Average Exercise Price
$1.10	1,000,000	4.2 years	$1.10	1,000,000	$1.10

The fair value of each option was determined using the Black-Scholes option-pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments, and the risk-free interest rate over the expected life of the option. The dividend yield was calculated by dividing the annualized dividend by the option exercise price for each grant. The expected volatility was determined considering stock prices for the fiscal year the grant occurred and prior fiscal years. The risk-free interest rate was the rate available on zero coupon U.S. government obligations with a term equal to the remaining term for each grant. The expected life of the option was estimated based on the exercise history from previous grants.

As of December 31, 2006, there is no unrecognized compensation cost related to nonvested share based compensation arrangements granted since all options have vested in prior years. The total fair value of shares vested during the years ended December 31, 2006 and 2005 was $-0-.

NOTE 9: RETIREMENT PLAN

The Company has established a "SIMPLE" defined contribution retirement plan which covers all electing full- time employees over age twenty-one with two years of service. The Company contributed $21,829 and $25,162 for the years ended December 31, 2006 and 2005, respectively, which represents a match of the participants' contributions up to the lesser of 3% of a participant's wages or a maximum contribution of $9,000 per participant.

NOTE 10: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the years ended December 31, 2006 and 2005.

	2006	2005
Numerator: Net Income	$1,060,591	$4,822,401

Denominator:
Weighted avg. shares outstanding: Basic	21,663,834	21,617,467
And diluted

Income per share: Basic and diluted	$.05	$.22

The effect of common stock options is antidilutive, therefore we have not included those shares in the above computation for diluted earnings per share.

NOTE 11: INCOME TAXES

The components of the provision for income taxes were as follows for the years ended December 31, 2006 and 2005:

	2006	2005
Current federal income tax expense	25,000	$98,000
Current state income tax expense	-	-

Current income tax expense	25,000	98,000
Deferred tax expense	49,000	(49,000)

Total income tax expense	$74,000	$49,000

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The deferred tax asset is due to the recognition of equity in losses sustained in the Company's non consolidated investee and the deferred benefit from net operating losses and credit carryforwards.

Deferred tax assets consist of the following at December 31, 2006:

2006
Deferred income tax asset	$3,353,000
Less valuation allowance	(3,353,000)
$-

The Company has a net operating loss carryforward of approximately $8,200,000 available to offset future taxable income which begins to expire in 2022. A valuation allowance has been established to eliminate the potential deferred tax benefit in future years from the utilization of this net operating loss carryforward due to the uncertainty of the possibility of the Company generating positive income in future years.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2006	2005
Tax expense/(benefit)computed at
U.S. statutory rates	$386,000	$1,656,000
Increases(decreases) in taxes
resulting from:
Change in valuation allowance:	(300,000)	(1,915,000)
Net operating loss carryforward	(22,000)	306,000
Nondeductible items	10,000	2,000

Provision for income tax expense	$74,000	$49,000

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 27, 2005, Beemer, Pricher, Koehnhackl & Heidbrink, P.A. resigned as the independent registered certified public accounting firm of Whitemark.

On October 27, 2005, the Company engaged Tedder, James, Worden and Associates, P.A. as its independent registered certified public accounting firm to audit the Company financial statements.

There are no disagreements between the Company and its auditor, Tedder, James Worden & Associates, P.A., on accounting and financial disclosure.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that its disclosure controls and procedures were not effective due to the material weakness discussed below.

Material Weakness Related to Depth of Accounting Personnel

Internal controls over financial reporting related to the accounting for stock options and dividends declared did not operate effectively resulting in adjustments and additional note disclosure in the financial statements that were not detected by the Company’s accounting staff on a timely basis. This resulted from a lack of qualified financial reporting personnel with sufficient depth, skills, and experience to record accounting transactions in accordance with generally accepted accounting principles in the United States of America

Changes in Internal Controls over Financial Reporting

There have not been changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE PFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGED ACT

Directors

The Board of Directors of the Company (the Board) presently consists of two members. Each director is elected at the annual meeting of shareholders to hold office until the next annual meeting of shareholders and until his/her successor has been elected and qualified. Currently serving as directors as of January 31, 2007 are: Scott D. Clark and William Rigsby. The following table sets forth information concerning the persons currently serving as directors of the Company.

			Date First
		Position With	Elected
Name	Age	the Company	as Director
William Rigsby	47	Chairman of the Board,
		Chief Executive Officer,
		President, and Chief
		Financial Officer	2005

Scott D. Clark	51	Secretary/Treasurer/Director	2000

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

			Date First
		Position With	Elected
Name	Age	the Company	as Officer
William Rigsby	47	Chairman of the Board,
		Chief Executive Officer,
		President, and Chief
		Financial Officer	2000

Scott D. Clark	51	Secretary/Treasurer/Director	2000

There are no family relationships between the Company's officers and directors. The following is a brief description of the background of the directors and executive officers of Whitemark.

William Rigsby (Chairman of the Board, Chief Executive Officer, President, and Chief Financial Officer): William Rigsby graduated from Lamar University in Beaumont, Texas, in 1982. He earned a Bachelor of Science degree in industrial engineering with postgraduate work including engineering administration, applications of basic management theory in the engineering environment, computer aided design, and manufacturing analysis. His academic achievements placed Mr. Rigsby on the Dean's List as well as the Alpha Pi Mu National Engineering Honor Society. He began his career in 1978 as the production and design manager for Beaumont Homeowners Construction Co. in Beaumont, Texas. He was responsible for job scheduling, warehousing, bid preparation and materials procurement. Mr. Rigsby served as purchasing manager for the Woodlands Development Corporation, DBA Hometown Builders (a division of Mitchell Energy & Development) and as a senior construction supervisor for Friendswood Development Corp., DBA Village Builders (a division of Exxon Co. USA). His tenure with the two companies gives Mr. Rigsby extensive experience in implementing efficient purchasing procedures, personnel management and computerized contracting systems. Mr. Rigsby has an excellent history of delivering housing units on schedule and at or below budget/proforma targets resulting in him being a recipient of the "Golden Nail" award. Mr. Rigsby has worked for Whitemark for the past seventeen years. As President and Operations Manager of Whitemark, Mr. Rigsby's responsibilities include construction management, purchasing, financing, market/sales and estimating for all land development and residential construction. His education and experience in engineering brings a high degree of discipline in the areas of critical path scheduling, materials usage and individual time studies for on site and office tasks. He develops and maintains purchasing and estimating systems. Mr. Rigsby is a state certified general contractor, a member of the Mid Florida Home Builders Association and American Institute of Industrial Engineers. He was first elected as Vice-President in 2000, and was elected as President and Chairman of the Board in July 2005.

Scott D. Clark (Director, Secretary and Treasurer): Scott D. Clark was admitted to the Florida Bar in 1980 and has been with the law firm of Scott D. Clark, P.A. in Winter Park, Florida for the last 6 years. He specializes in Real Property Law, Land Use Planning and Development Law, Banking Law, Special Tax District Bond Financing, and Condominium Law. He is a member of the Orange County Bar Association and Member Sections on Real Property, Probate and Trust Law, Corporation, Banking and Business Law, Tax, Condominium and Planned Development Committees of the Florida Bar. He graduated from the University of Florida with a degree in Journalism and a law degree, both with high honors. He is a member of Phi Kappa Phi and the Order of the Coif. Mr. Clark was on the University of Florida Law Review, 1978-1979 and authored, "1979 Statutory Reform Partially Solves Usury Regulation Defects". He has been appointed to the Seminole County Citizens' Concurrency Advisory Committee, and the Seminole County Road Impact Fee Advisory Committee. Additionally, Mr. Clark sits on the Seminole County Development Advisory Board, the Executive Committee of the Home Builders Association of Mid- Florida Board of Directors, and Florida Christian College Advisory Board. He was elected to his positions at Whitemark in 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers and persons holding more than 10% of the Company's common stock must report their initial ownership of the common stock and any changes in that ownership in reports which must be filed with the SEC and the Company. The SEC has designated specific deadlines for these reports and the Company must identify those persons who did not file these reports when due. Based solely on a review of reports filed with the Company, all reports regarding transactions in the Company's securities required to be filed for 2006 by Section 16(a) under the Securities Exchange Act of 1934, were filed.

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

Name and		Salary Cash	Bonus Cash	Other
Principal Position	Year	Compensation*	Compensation	Compensation**
Larry White, CEO	2006	—		—
Resigned July 2005	2005	147,115		6,154

William Rigsby, CEO	2006	131,195	50,000	3,750
	2005	130,960		3,750

* The amounts presented reflect salary received for the entire year.

** Other compensation includes a contributions to a "SIMPLE" retirement plan.

No options were granted during the years ended December 31, 2006 and 2005.

Director Compensation

No fees were paid to directors in 2006 and 2005.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2006.

	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,000,000	$1.10	—
TOTAL	1,000,000	$1.10	—

Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

Number of
			Securities	Number of
	Shares		Underlying	Unexercised In
	Acquired on	Value	Unexercised	the Money
	Exercised	Realized	Options at	Options at
Name	(#)	($)(1)	FY-End(#)	FY-End ($)
Larry White	-0-	-0-	1,000,000	-0-

Compensation Committee Report on Executive Compensation

The Board of Directors delegates responsibility for executive compensation to the Compensation Committee that is presently comprised of two of the directors on the Board, Scott D. Clark and William Rigsby. The Committee approves all of the policies under which compensation is paid or awarded to the chief executive officer, reviews, and, as required, approves such policies for executive officers, key management, and directors, and oversees the administration of executive compensation programs. The Board of Directors did meet in 2006 to approve the bonuses. The Committee determines compensation for the Chief Executive Officer based on its assessment of the individual performance of the officer, a review of the Company's operating performance, including but not limited to, earnings per share, cash flow generation, revenues, operating income, and strategic acquisitions, an analysis of total returns to shareholders relative to total returns generated by comparable public companies and a review of compensation of the chief executive officers of companies with businesses of comparable size.

Based on the committee's review, an employment agreement dated January 2002 was executed between Larry White and the Company. The contract provided for a salary of $250,000 per year, plus an annual bonus equal to 10% of the Company's net income. The bonus is subject to a cap of 200 percent of the base salary amount. The agreement also entitled Larry White to an option to purchase 1,000,000 shares of restricted common stock at the value of the stock on January 2, 2002 ($1.10 per share). These options are fully vested and expire January 2, 2012. On July 27, 2005 Larry White resigned from Whitemark and his employment agreement terminated. No bonus was awarded for 2005.

In April 2002, the Company filed a registration statement on Form S-8 registering 500,000 common shares for a Stock Compensation Plan recommended by the committee and adopted by the Board. The Plan allows for directors to issue common stock as compensation for services provided by employees, officers, directors, agents, consultants, and advisors. The Plan allows these service providers to acquire proprietary interests in the Company in exchange for their services. These interests provide incentives for high levels of service. During 2003, 240,000 shares were issued under the Stock Compensation Plan in payment for services rendered. No shares were issued in either 2005 or 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of the
Company's common stock as of March 15, 2007 with respect to (1) each person known by the Company to own beneficially more than 5% of the Company's common stock, (2) each of the Company's directors, and (3) all directors and officers of the Company as a group. The title of class is common stock, $.001 par value.

	# of Shares
Name and Address	Beneficially		Percent of
of Stockholder	Owned		Class
Larry and Patricia White	13,311,977	*	62.43%*
255 Woodridge
Geneva, FL 32732

Scott D. Clark	65,300.31%
655 W. Morse Blvd., Ste. 212
Winter Park, FL 32789

William Rigsby	294,495		1.38%
2750 Lee Shore Loop
Orlando, FL 32820

All directors and officers as	359,795		1.69%
group (2 persons)

As of December 31, 2006, 1,000,000 options exercisable were outstanding.

* Includes shares relating to 1,000,000 options exercisable within 60 days, as of January 31, 2007.

The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

Changes in Control

No changes in control occurred during 2006.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 28, 2005, Whitemark Homes entered into a consulting agreement with Larry White (it’s former CEO), which continues until March 31, 2007. During the year ended December 31, 2005 a monthly amount of $10,800 was paid. For the year ended December 31, 2006 a monthly amount of $11,125 was paid. For the year 2007 the monthly amount is $11,125.

ITEM 13.	EXHIBITS, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference:

(a) Exhibits - The following Exhibits are furnished as a part of this report:

3.1	Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000(incorporated by reference)

3.2	By-Laws previously filed with the SEC (incorporated by reference)

9.1	Voting trust agreement (incorporated by reference)

10.1	Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)

10.2	Global Settlement Agreement filed as a part of 8-K on April 29, 2003, (incorporated by reference)

14.1	Code of Ethics (incorporated by reference)

21.1	Subsidiaries of registrant (filed with this Form 10-KSB)

23.1	Consent of Tedder, James, Worden & Associates, P.A. (filed with this Form 10-KSB)

31.1	Certification pursuant to Section 302

32.1	Certification pursuant to Section 1350

(b) Reports on Form 8-K

On December 19, 2006, the Company filed a form 8-K declaring a $.07 per share Cash Dividend.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following list details billed for professional services by the Company’s Independent Registered Certified Accounting firm during 2006.

	2006	2005
Audit Fees (1)	$44,584	$64,472
Tax Fees (2)	9,120	6,500
	$53,704	$70,972

(1)	Audit fees consist of fees for the audit of the Company’s financial statements and review of the financial statements included in the Company’s quarterly reports.

(2)	Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

Our former Audit Committee chairman, Hugh Harling resigned, in 2005. The Board approved the amount to be paid to Tedder, James, Worden & Associates, P.A. for our 2005 and 2006 audits. Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year’s annual report on Form 10-KSB. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

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

WHITEMARK HOMES, INC.

March 20, 2007	By:	/s/ William Rigsby
William Rigsby Chairman of the Board, Chief Executive Officer, President, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Rigsby	Chairman of the Board,	March 20, 2007
William Rigsby	Chief Executive Officer, President, and Chief
Financial Officer

/s/ Scott D. Clark	Director	March 20, 2007
Scott D. Clark