Form 10QSB
period 2007-03-31
WHITEMARK HOMES INC
filed 2007-05-21
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,330,278 shares, Common Stock, $.001 Par Value as of May 10, 2007.

Transitional Small Business Disclosure Format (Check one): ☐ Yes   ☒ No.

WHITEMARK HOMES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

Land and home inventory	$540,454
Cash and cash equivalents	883,371
Accounts receivable	33,385
Prepaid expenses	204,720
Other assets	47,841

TOTAL ASSETS	$1,709,771

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$669,541
Accounts payable	67,558
Accrued expenses	27,640
Total Liabilities	764,739

Stockholders' Equity :
Common stock, $.001 par value, 100,000,000 shares authorized, 21,329,275 Shares issued and outstanding	21,329
Additional paid in capital	24,109,817
Accumulated deficit	(23,186,114)
Total Stockholders' Equity	945,032

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,709,771

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007		2006

REVENUES:
Sales		$630,000	$4,588,763

Cost of sales		558,436	3,941,278

GROSS PROFIT		71,564	647,485

Selling, general, and administrative expenses		201,509	424,157

INCOME(LOSS) FROM OPERATIONS		(129,945)	223,328

Other Income(Expenses):
Interest expense		(20,856)	(20,385)
Other income(expense),net		77,803	13,812

INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES		(72,998)	216,900

Provision for income taxes		-	14,520

NET INCOME(LOSS)	$	(72,998)	$202,235

Earnings per common share - basic and diluted		$(0.01)	$0.01

Weighted average shares outstanding - basic and diluted		21,413,398	21,658,198

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007		2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$	(72,998)	$202,235
Adjustments to reconcile net income(loss) to
net cash provided operating activities:
Depreciation and amortization		3,729	7,435
Changes in operating assets and liabilities		498,969	4,745

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		429,700	214,415

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Dividends		(1,492,360)	-
Proceeds from notes payable		-	1,129,785
Repayments of notes payable		(597,673)	(2,663,970)
Proceeds from issuing common stock		1,230	461
NET CASH USED IN FINANCING ACTIVITIES		(2,088,803)	(1,533,724)

Decrease in cash and cash equivalents		(1,659,104)	(1,319,309)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		2,542,475	2,509,237

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$883,371	$1,189,928
Supplemental Disclosures:
Cash paid for interest		$75,886	$749,261

Cash paid for income taxes		$-	$95,000

Non-cash Investing and Financing Transactions:
Interest on notes payable capitalized as
land and home inventory		$-	$119,466

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

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

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in the Company's financial statements for the year ended December 31, 2006 that were filed with the Securities and Exchange Commission on Form 10-KSB on March 20, 2007. This Form 10-QSB, and other filings by the Company are available through the Internet on the SEC's EDGAR database at www.sec.gov or from the Company upon request.

The condensed consolidated statements of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Current Business Summary

The Company currently has only 2 homes left to sell, and it intends to attempt to be acquired or sell the public company.

During the fourth quarter of 2006, the Company completed construction of all homes as of year end and had 4 homes for sale. During the three months ended March 31, 2007, 2 homes have been sold. The Company had 2 homes remaining to sell as of March 31, 2007.

Revenue recognized for the three months ended March 31, 2007 and 2006 consists of the following:

	2007	2006

Traditional	$630,000	$1,571,311
Percentage of completion	-	2,287,452
Land sales	-	730,000

	$630,000	$4,588,763

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

Management’s discussion and analysis of Whitemark’s financial condition and results of operations is based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an ongoing basis. In addition, estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION: The Company recognizes revenue from all land development activities in accordance with FASB Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. Direct costs are capitalized into land development costs. Interest and property taxes are capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest and property taxes are directly expensed. Revenue for home sales built and financed under a traditional sale arrangement where title for the land and construction passed to the buyer upon completion of the homes and the closing of the sale, is recognized only upon the closing and delivery of the homes to the buyer. The Company estimates that the average period between the execution of a purchase agreement for a home and final delivery under this type of arrangement is approximately one year. The Company also previous sold land lots to buyers under an agreement in which the Company has agreed to build a home and other improvements for which title to the land and improvements passed to the buyer immediately and the buyer was the obligor under the construction loan. Revenues under this type of arrangement were recognized under the percentage of completion method. Also, at times the Company previous sold land to buyers or other developers at which time, the revenue was recognized under the full accrual method for land sales as defined in FASB Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate.

EARNINGS PER SHARE: Accounting rules provide for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per common share reflect the potential dilution of securities that could share in the earnings of the entity if converted. This is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus all potentially dilutive common shares. As of March 31, 2007 there are no common stock equivalent shares that would be considered anti-dilutive.

NOTE 2: LAND AND HOME INVENTORY

Land and home inventory consisted of the following at March 31, 2007:

Home construction costs	540,454

$540,454

NOTE 3: STOCK TRANSACTIONS

All stock transactions occurring in this period were purchased under the Company’s Dividend Reinvestment and Stock Purchase Plan. During the quarter ended March 31, 2007, the Company received and immediately canceled 350,000 shares returned pursuant to the Adkinson lawsuit Global Settlement Agreement.

NOTE 4: SUBSEQUENT EVENTS

The Company, as of December 2006, completed all construction and development activity of it’s last community, Lakewood Forest. As of March 31, 2007, there are two completed homes remaining to be sold. In anticipation of the sale of the public shell, and the associated criteria required of an acquiring entity the Company, deems it necessary to mitigate all past operating liabilities in order to transfer a clean public shell. As such the Company, as of May 18, 2007 entered into an agreement with Lifeway Warranty Services LLC., a wholly owned subsidiary of Lifeway Homes LLC., (Lifeway Homes LLC., is controlled by Larry White the major stockholder (62%) of Whitemark Homes), to assume all the liabilities of the Companies past operations for a cost of $1,037,337. While management feels these are potential liabilities of the Company, these liabilities do not meet the conditions for accrual in accordance within SFAS 5, Accounting for Contingencies.

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

General Overview

The Company did build homes and has 2 remaining houses to sell at March 31, 2007. The Company has experienced significant difficulty in obtaining financing for projects, acquisitions and construction. The lenders which did provide financing, usually required the personal guarantee of the Company’s former President, Larry White. Mr. White resigned from the Company on July 27, 2005. William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby has informed the Company that he will not provide any personal guarantees to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company completed its final project, and now either looks to be acquired or to attempt to sell the public company.

Liquidity and Capital Resources

Cash flow from operations for the three months ended March 31, 2007 was a positive amount of approximately $430,000.  While the cash flow from financing, was a negative amount of approximately 2,089,000 driven by the cash payment of the dividends of approximately $1,492,000.

As of March 31, 2007, the Company had outstanding borrowings of approximately $669,500. This is a decrease of approximately $597,700 from the December 31, 2006 amount of approximately $1,267,000.

The Company has financed its projects with project specific acquisition, development and construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. The Company has experienced significant difficulty in obtaining additional financing with the resignation of the Company’s former President, Larry White, and the unavailability of personal guarantees. The Company does not believe that it will be able to secure financing to acquire new parcels of land for development. As a result, the Company has completed the final project, and now either looks to be acquired or attempt to sell the public company.

As of March 31, 2007, the Company had total assets of approximately $1,710,000. This is a decrease of approximately $2,259,000 from the total assets at December 31, 2006. The primary factors: the decrease in inventory of approximately $475,000 and the payment of cash dividends of approximately $1,492,000.

Results of Operations for the quarter ended March 31, 2007

Revenues: Whitemark's revenues from home/land sales for the quarter ended March 31, 2007 decreased to $630,000 from $4,588,763 when compared with the quarter ended March 31, 2006. Revenues for the current year decreased due to the completion of construction in 2006 and selling the remaining home in inventory, two homes were sold for the quarter ended March 31, 2007.

Gross Profit: Gross profit for the quarter ended March 31, 2007 was $71,564 or 11.4%, as compared to $647,485 or 14.1% for the quarter ended March 31, 2006. The decrease in gross profit for the quarter ending was the result of Orange county changes made to our development of Lakewood Forest at a cost of $26,262.

Expenses: Selling, general and administrative expenses for the quarter ended March 31, 2007, decreased to $226,509 as compared to $424,157, for the three months ended March 30, 2006, or a decrease of $197,648. The decrease in expenses for the quarter ended March 31, 2007, was mainly a result of the continuing downsizing of the company.

Income(Loss) from Operations: A loss from operations of ($154,945) was incurred for the quarter ended March 31, 2007 versus income of $223,328 in the quarter ended March 31, 2006. This decrease in income from operations of $378,273 for the quarter was a result of the factors discussed above.

Other Expenses: Interest expense of $20,856 was incurred for the quarter ended March 31, 2007 versus $20,385 in the quarter ended March 31, 2006, an increase of $471.

Net Income(Loss): Net loss for the quarter ended March 31, 2007 was ($97,998) as compared to net income of $202,235 for the three months ended March 31, 2006, which was a result of the factors discussed above.

Income Tax: Provision for income taxes for the three month period at March 31, 2007 is $0 as compared to $14,520 for the period as March 31, 2006. The Company adopted FIN 48 “Accounting for Uncertainly in Income Taxes” as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, and disclosure. The adoption of FIN 48 had no material impact on the Company’s financial statements for the quarter ended March 31, 2007 and the Company has not accrued interest and penalties associated with its accounting for income taxes.

SUBSEQUENT EVENT

The Company, as of December 2006, completed all construction and development activity of it's last community, Lakewood Forest. There are two completed homes remaining to be sold, and the warranty service remaining on 862 homes. In anticipation of the sale of the public shell, and the associated criteria required of an acquiring entity the Company, deems it necessary to mitigate all past operating liabilities in order to transfer a clean public shell. As such the Company, as of May 18, 2007 entered into an agreement with Lifeway Warranty Services LLC., a wholly owned subsidiary of Lifeway Homes LLC., (Lifeway Homes LLC., is controlled by Larry White the major stockholder (62%) of Whitemark Homes), to assume all the liabilities of the Companies past operations for a cost of $1,037,337. The cost of the above warranties and the past general business liabilities associated with the Company's discontinued operations are estimated as followed:

General Discontinued business liability
(Based on a five-year insurance policy
premium quote from an independent
Insurance agency)	$526,537

Home warranty cost (based on historical averages)
First Year Home Warranties on 70 homes @
$2,000 per home	$104,000
Second Year Home Warranties on 97 homes @
$1,000 per home	$101,000
Ten Year Structural Warranties on 695 homes @
$200 per home	$141,800

Insurance company pending litigation cost estimate	$89,000

Homebuyer property tax prorated cost estimate	$25,000

County and Saint Johns Water Management	$50,000

Total Estimated Potential Liability	$1,037,337

Item 3. Controls And Procedures

(A)	Evaluation Of Disclosure Controls And Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

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

There have not been changes in the Company’s internal control over the financial reporting during the first quarter of 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Shares

During the three months ended March 31, 2007, the Company did not issue any additional securities other than those described in Note 3, Stock Transactions of the condensed consolidated financial statements. No underwriter, sales or placement agent was involved in any of the transactions.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

Exhibits

3.1	Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000 (incorporated by reference)

3.2	By-Laws previously filed with the SEC (incorporated by reference)

10.1	Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)

10.2	Global Settlement Agreement (filed as a part of Form 8-K on April 29, 2003 (incorporated by reference)

10.3	Agreement for Assumption of Certain Obligations, dated May 17, 2007, by and between Whitemark Homes of Florida, Inc. and Lifeway Warranty Service, LLC (provided herwith)

21.1	Subsidiaries of registrant (filed with 2002 Form 10-KSB, incorporated by reference)

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Acting Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Whitemark Homes, Inc. has duly caused this report to be signed on its behalf by the undersigned, on May 21, 2007.

WHITEMARK HOMES, INC.

May 21, 2007	/s/ William D. Rigsby
William D. Rigsby
Chief Executive Officer

May 21, 2007	/s/ Russ Christensen
Russ Christensen
Acting Principal Financial Officer