Form 10QSB
period 2007-06-30
WHITEMARK HOMES INC
filed 2007-08-08
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,331,079 shares, Common Stock, $.001 Par Value as of July 27, 2007.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No.

WHITEMARK HOMES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)
ASSETS

Land and home inventory	$542,765
Cash and cash equivalents	162,156
Accounts receivable	33,385
Prepaid expenses	1,188,954
Other assets	44,111

TOTAL ASSETS	$1,971,371

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$668,494
Accounts payable	545,839
Accrued expenses	9,836

Total Liabilities	1,224,169

Stockholders' Equity :
Common stock, $.001 par value, 100,000,000
shares authorized, 21,331,079 Shares issued and
outstanding	21,331
Additional paid in capital	24,110,032
Accumulated deficit	(23,384,161)

Total Stockholders' Equity	747,202

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,971,371

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)

	2007		2006

REVENUES:
Sales		$-	$6,962,928

Cost of sales		-	5,663,667

GROSS PROFIT		-	1,299,261

Selling, general, and administrative expenses		223,797	356,557

INCOME(LOSS) FROM OPERATIONS		(223,797)	942,704

Other Income(Expenses):
Interest expense		(9,476)	(7,575)
Other income(expense),net		35,226	54,855

INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES		(198,047)	989,984

Provision for income taxes		-	98,480

NET INCOME(LOSS)	$	(198,047)	$891,504

Earnings(loss) per common share -
basic and diluted		$(0.01)	$0.04

Weighted average shares outstanding -
basic and diluted		21,330,481	21,662,564

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

REVENUES:
Sales	$630,000	$11,551,691

Cost of sales	558,436	9,604,946

GROSS PROFIT	71,564	1,946,745

Selling, general, and administrative expenses	425,306	780,714

INCOME(LOSS) FROM OPERATIONS	(353,742)	1,166,031

Other Income(Expenses):
Interest expense	(30,332)	(27,959)
Other income(expense),net	113,029	68,667

INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES	(271,045)	1,206,739

Provision for income taxes	-	113,000

NET INCOME(LOSS)	$(271,045)	$1,093,739

Earnings(loss) per common share -
basic and diluted	$(0.01)	$0.05

Weighted average shares outstanding -
basic and diluted	21,376,411	21,660,393

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(271,045)	$1,093,739
Adjustments to reconcile net income(loss) to
net cash provided (used in)operating activities:
Depreciation and amortization	7,458	19,988
Changes in operating assets and liabilities	(27,098)	1,080,881

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(290,685)	2,194,608

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends	(1,492,361)	-
Proceeds from notes payable -		2,702,958
Repayments of notes payable	(598,720)	(4,972,039)
Proceeds from issuing common stock	1,447	1,558

NET CASH USED IN FINANCING ACTIVITIES	(2,089,634)	(2,267,523)

Decrease in cash and cash equivalents	(2,380,319)	(72,915)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,542,475	2,509,237

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$162,156	$2,436,322

Supplemental Disclosures of cash flow information
Cash paid for interest
(net of amounts capitalized)	$85,361	$1,756,341

Cash paid for income taxes	$-	$103,800

Supplemental schedule of Non-cash Investing
and Financing Transactions:
Interest on notes payable capitalized as
land and home inventory	$-	$179,235

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

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

The condensed consolidated statements of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Current Business Summary

The Company currently has only 2 homes left to sell, and it intends to attempt to be acquired or sell the public company.

During the fourth quarter of 2006, the Company completed construction of all homes as of year end and had 4 homes for sale. During the six months ended June 30, 2007, 2 homes have been sold. The Company had 2 homes remaining to sell as of June 30, 2007.

Revenue recognized for the three months ended June 30, 2007 and 2006 consists of the following:

	2007	2006

Traditional	$-	$2,890,400
Percentage of completion	-	3,632,528
Land sales	-	440,000

	$-	$6,962,928

Revenue recognized for the six months ended June 30, 2007 and 2006 consists of the following:

	2007	2006

Traditional	$630,000	$4,461,711
Percentage of completion	-	5,919,980
Land sales	-	1,170,000

	$630,000	$11,551,691

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

EARNINGS(Loss)PER SHARE: Accounting rules provide for the calculation of "Basic" and "Diluted" earnings (loss) per share. Basic earnings (loss)per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per common share reflect the potential dilution of securities that could share in the earnings of the entity if converted. This is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding plus all potentially dilutive common shares. As of June 30, 2007 there were no common stock equivalent shares that would be considered anti-dilutive.

CHANGE IN ESTIMATE

In prior reporting periods, the Company reported and expensed minor warranty costs as a component of cost of sales. Whitemark Homes, Inc., due to its small size, has never developed a formal warranty department. During the course of business and as warranty issues arose the Company would manage each incident via superintendents on site in each respective home community. The Company has not accounted for the time nor the costs associated with each incident; however, now that the Company has plans to discontinue operations as a homebuilder it has changed its accounting estimation approach associated with these warranty and expected future warranty costs. The Company has estimated these future expected costs to approximate $347,000 based on the number of homes still under warranty and the period of time remaining in each homes warranty period. In addition, this estimate of warranty expense is used in the agreement with Lifeway Warranty Services, LLC. (see Note 4 of the condensed consolidated financial statements).

NOTE 2: LAND AND HOME INVENTORY

Land and home inventory consisted of the following at June 30, 2007:

Home construction costs	542,765

$542,765

NOTE 3: STOCK TRANSACTIONS

All stock transactions occurring in this period were purchased under the Company’s Dividend Reinvestment and Stock Purchase Plan. During the quarter ended March 31, 2007, the Company received and immediately canceled 350,000 shares returned pursuant to the Adkinson lawsuit Global Settlement Agreement.

NOTE 4: AGREEMENT WITH LIFEWAY WARRANTY SERVICES, LLC.

The Company, as of December 2006, completed all construction and development activity of it’s last community, Lakewood Forest. There are two completed homes remaining to be sold, and the warranty service remaining on 862 homes. In order to attempt to better position the Company for sale, and the associated criteria required of an acquiring entity, the Company, deemed it necessary to mitigate all past operating liabilities in order to transfer a clean public company. As such the Company, as of May 17, 2007 entered into an agreement with Lifeway Warranty Services LLC., a wholly owned subsidiary of Lifeway Homes LLC., (Lifeway Homes LLC., is controlled by Larry White, the major stockholder (62%) of Whitemark Homes), to assume all the liabilities of the Company’s past operations for a cost of $1,037,337. The cost of the above warranties and the past general business liabilities associated with the Company’s discontinued operations are estimated as follows:
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

A payment of approximately $525,500 was made during the quarter ended June 30, 2007 to Lifeway Warranty Services LLC., while the remaining balance is included in accounts payable as of June 30, 2007.

NOTE 5: SUBSEQUENT EVENT

Whitemark has both remaining homes that are in inventory under contract and hope to have the closing done before August 15, 2007.

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

General Overview

The Company was previously in the home building business and had 2 remaining houses to sell at June 30, 2007. The Company has experienced significant difficulty in obtaining financing for projects, acquisitions and construction. The lenders which did provide financing, usually required the personal guarantee of the Company’s former President, Larry White. Mr. White resigned from the Company on July 27, 2005. William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby informed the Company at that time he would not provide any personal guarantees to the Company’s lenders. As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company completed its final project, and now either looks to be acquired or to attempt to sell the public company.

Liquidity and Capital Resources

Cash flow from operations for the six months ended June 30, 2007 was a negative amount of approximately $291,000.  The cash flow from financing activities, was a negative amount of approximately $2,090,000 which was a result of the cash payment of dividends of approximately $1,492,000. As of June 30, 2007, the Company had outstanding borrowings of approximately $668,000. This is a decrease of approximately $599,000 from the December 31, 2006 amount of approximately $1,267,000.

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

As of June 30, 2007, the Company had total assets of approximately $1,971,000. This is a decrease of approximately $1,998,000 from the total assets at December 31, 2006. The primary factors for this decrease were: the decrease in inventory of approximately $475,000 and the payment of cash dividends of approximately $1,492,000.

Results of Operations for the three and six months ended June 30, 2007

Revenues: Whitemark's revenues from home/land sales for the quarter ended June 30, 2007 decreased to zero($0) from $6,962,928 when compared with the quarter ended June 30, 2006. Revenues from home sales for the six months ended June 30, 2007 decreased to $630,000 from $11,551,691 when compared with the same six month period for 2006. Revenues for the current year decreased due to the completion of construction in 2006 and selling the remaining home in inventory, no homes sold this quarter and only two homes were sold for the six months ended June 30, 2007.

Gross Profit: Gross profit for the quarter ended June 30, 2007 was zero($0), as compared to $1,299,261 or 18.7% for the quarter ended June 30, 2006. Gross profit for the six months ended June 30, 2007 was $71,564 or 11.4%, as compared to $1,946,745 or 16.9% for the same period in 2006. The decrease in gross profit for the quarter ended June 30, 2007 was the result no home sales. The decrease in gross profit for the six months ended June 30, 2007 was the result of only two home sales and Orange county changes made to our development of Lakewood Forest at a cost of $26,262.

Expenses: Selling, general and administrative expenses for the quarter ended June 30, 2007, decreased to $223,797 as compared to $356,557, for the three months ended June 30, 2007 or a decrease of $132,760. This quarter ended June 30, 2007, the amount of $43,623 was expense that is a prorated amount of the $1,037,337 for the contractual agreement for discounting operations see Note 4, in the quarter ended June 30, 2007. Selling, general and administrative expenses for the six months ended June 30, 2007 decreased to $425,306 as compared to $780,714 for the six months ended June 30, 2006, or a decrease of $355,408. The decrease in expenses for the six months ended June 30, 2007, was mainly a result of the continuing downsizing of the company.

Income(Loss) from Operations: A loss from operations of ($223,797) was incurred for the quarter ended June 30, 2007 versus income of $942,704 in the quarter ended June 30, 2006. This decrease in income from operations of $1,166,501 for the quarter was a result of the factors discussed above. The loss from operations for the six months ended June 30, 2007 was ($353,742) as compared to a profit of $1,166,031 for the same period in 2006. This decrease in income from operations of $1,520,773 for the six months ended June 30, 2007 was a result of the factors discussed above.

Other Expenses:. Interest expense of $9,476 was incurred for the quarter ended June 30, 2007 versus $7,575 in the quarter ended June 30, 2006, an increase of $1,901. Interest expense of $30,332 was incurred for the six months ended June 30, 2007 versus $27,959 in the six months ended June 30, 2006, an increase of $2,373.

Net Income (Loss): Net loss for the quarter ended June 30, 2007 was ($198,047) as compared to net income of $989,984 for the three months ended June 30, 2006. The main factors for this loss are the discontinued building of homes and development and the agreement with Lifeway Warranty Services LLC., see Note 4 to the condensed consolidated financial statements. Net loss for the six months ended June 30, 2007 was ($271,045) as compared to net income of $1,093,739 for the six months ended June 30, 2006, which was a result of the factors discussed above.

Income Tax: Provision for income taxes for the three month period ended June 30, 2007 is $0 as compared to $98,480 for the period as June 30, 2006. Provision for income taxes for the six month period ended June 30, 2007 is $0 as compared to $113,000 for the period as June 30, 2006. The Company adopted FIN 48 “Accounting for Uncertainly in Income Taxes” as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, and disclosure. The adoption of FIN 48 had no material impact on the Company’s financial statements for the quarter ended June 30, 2007 and the Company has not accrued interest and penalties associated with its accounting for income taxes.

CHANGE IN ESTIMATE

In prior reporting periods, the Company reported and expensed minor warranty costs as a component of cost of sales. Whitemark Homes, Inc., due to its small size, has never developed a formal warranty department. During the course of business and as warranty issues arose the Company would manage each incident via superintendents on site in each respective home community. The Company has not accounted for the time nor the costs associated with each incident; however, now that the Company has plans to discontinue operations as a homebuilder, the company has changed its accounting estimation approach associated with these warranty and expected future warranty costs. The Company has estimated these future expected costs to approximate $347,000 based on the number of homes still under warranty and the period of time remaining in each homes warranty period. In addition, this estimate of warranty expense is used in the agreement with Lifeway Warranty Services, LLC. (see Note 4 of the condensed consolidated financial statements).

SUBSEQUENT EVENT

Whitemark has both remaining homes that are in inventory under contract and hope to have the closing done before August 15, 2007.

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the Company's lack of accounting personnel. Due to cost constraints and the winding down of the company’s business, the company has not undertaken any remedial actions.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Shares

During the three months ended June 30, 2007, the Company did not issue any additional securities other than those described in Note 3, Stock Transactions of the condensed consolidated financial statements. No underwriter, sales or placement agent was involved in any of the transactions.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Whitemark Homes, Inc. has duly caused this report to be signed on its behalf by the undersigned, on August 3, 2007.

WHITEMARK HOMES, INC.

August 7, 2007	/s/ William D. Rigsby
William D. Rigsby
Chief Executive Officer

August 7, 2007	/s/ Russ Christensen
Russ Christensen Acting Principal Financial Officer