Form 10QSB
period 2007-09-30
WHITEMARK HOMES INC
filed 2007-11-20
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2007

                                       OR

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

               677 North Washington Blvd, Sarasota, Florida 34236
                    (Address of Principal Executive Offices)

                                 (941) 952-5885
                            Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,331,926 shares, Common Stock, $.001 Par Value as of October 1, 2007.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No.

                              WHITEMARK HOMES, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----

Part I: Financial Information
     Item 1: Financial Statements (Unaudited)                                 3
     Item 2: Management's Discussion and Analysis or Plan
             of Operation                                                    10
     Item 3: Controls and Procedures                                         13
Part II:  Other information
     Item 1: Legal Proceedings                                               13
     Item 2: Unregistered Sales of Equity Securities and
             Use of Proceeds                                                 14
     Item 3: Defaults Upon Senior Securities                                 14
     Item 4: Submission of Matters to a Vote of Security
             Holders                                                         14
     Item 5: Other Information.                                              14
     Item 6: Exhibits                                                        14
             Signatures                                                      15

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2007
                                   (Unaudited)

                                     ASSETS

Land and home inventory                                            $         --
Cash and cash equivalents                                                   696
Accounts receivable                                                          --
Prepaid expenses                                                        615,370
Other assets                                                                 --
                                                                   ------------
TOTAL ASSETS                                                       $    616,066
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable                                                    $         --
  Accounts payable                                                           --
  Accrued expenses                                                           --
                                                                   ------------
    Total Liabilities                                                        --
                                                                   ------------
Stockholders' Equity :
  Common stock, $.001 par value, 100,000,000
    shares authorized, 21,331,079 Shares issued and
    outstanding                                                          21,332
  Additional paid in capital                                         24,110,096
  Accumulated deficit                                               (23,515,362)
                                                                   ------------
    Total Stockholders' Equity                                          616,066
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    616,066
                                                                   ============

See accompanying notes to the condensed consolidated financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                         2007           2006
                                                      -----------   -----------
REVENUES:
  Sales                                               $        --   $ 3,910,289
  Cost of sales                                                --     3,571,853
                                                      -----------   -----------
GROSS PROFIT                                                   --       338,436
Selling, general, and administrative expenses             150,058       318,711
                                                      -----------   -----------
INCOME(LOSS) FROM OPERATIONS                             (150,058)       19,725
Other Income(Expenses):
  Interest expense                                         (9,067)       (4,852)
  Other income(expense),net                                24,028         9,759
                                                      -----------   -----------
INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES           (135,098)       24,632
  Provision for income taxes                                   --            --
                                                      -----------   -----------
NET INCOME(LOSS)                                      $  (135,098)  $    24,632
                                                      ===========   ===========
Earnings(loss) per common share -
  basic and diluted                                   $     (0.01)  $      0.00
                                                      ===========   ===========
Weighted average shares outstanding -
  basic and diluted                                    21,331,172    21,665,817
                                                      ===========   ===========

See accompanying notes to the condensed consolidated financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                          2007          2006
                                                      -----------   -----------
REVENUES:
  Sales                                               $   630,000   $15,461,980

  Cost of sales                                           558,436    13,176,798
                                                      -----------   -----------
GROSS PROFIT                                               71,564     2,285,182

Selling, general, and administrative expenses             564,278     1,099,426
                                                      -----------   -----------
INCOME(LOSS) FROM OPERATIONS                             (492,714)    1,185,756

Other Income(Expenses):
  Interest expense                                        (39,400)      (32,811)
  Other income(expense),net                               129,867        78,425
                                                      -----------   -----------
INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES           (402,247)    1,231,370

  Provision for income taxes                                   --       113,000
                                                      -----------   -----------

NET INCOME(LOSS)                                      $  (402,247)  $ 1,118,370
                                                      ===========   ===========

Earnings(loss) per common share -
  basic and diluted                                   $     (0.02)  $      0.05
                                                      ===========   ===========

Weighted average shares outstanding -
  basic and diluted                                    21,362,134    21,662,221
                                                      ===========   ===========

See accompanying notes to the condensed consolidated financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                           2007         2006
                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                     $  (402,247)  $ 1,118,370
  Adjustments to reconcile net income(loss) to
    net cash provided (used in)operating activities:
    Depreciation and amortization                            9,945        24,737
  Changes in operating assets and liabilities              (58,566)      993,312
                                                       -----------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (450,868)     2,136,419
                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of cash dividends                           (1,492,361)           --
    Proceeds from notes payable                                 --     4,328,677
    Repayments of notes payable                           (600,062)   (6,730,860)
    Proceeds from issuing common stock                       1,512         2,023
                                                       -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                   (2,090,911)   (2,400,160)
                                                       -----------   -----------
    Decrease in cash and cash equivalents               (2,541,779)     (263,741)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         2,542,475     2,509,237
                                                       -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $       696   $ 2,245,496
                                                       ===========   ===========
Supplemental Disclosures of cash flow information
  Cash paid for interest
    (net of amounts capitalized)                       $    94,428   $ 2,010,635
                                                       ===========   ===========

  Cash paid for income taxes                           $        --   $   136,772
                                                       ===========   ===========
Supplemental schedule of Non-cash Investing
  and Financing Transactions:
    Interest on notes payable capitalized as
      land and home inventory                          $        --   $   277,443
                                                       ===========   ===========

See accompanying notes to the condensed consolidated financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2007

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

The condensed consolidated statements of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Current Business Summary

During the fourth quarter of 2006, the Company completed construction of all homes as of year end and had 4 homes for sale. During the nine months ended September 30, 2007, 2 homes have been sold.

Revenue recognized for the three months ended September 30, 2007 and 2006 consists of the following:

                           2007      2006
                           ----   ----------
Traditional                 $--   $2,890,400
Percentage of completion     --    3,632,528
Land sales                   --      440,000
                            ---   ----------
                            $--   $6,962,928
                            ===   ==========

Revenue recognized for the nine months ended September 30, 2007 and 2006 consists of the following:

                             2007          2006
                           --------   -----------
Traditional                $630,000   $ 6,077,732
Percentage of completion         --     8,214,248
Land sales                       --     1,170,000
                           --------   -----------
                           $630,000   $15,461,980
                           ========   ===========

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

Management's discussion and analysis of Whitemark's financial condition and results of operations is based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are evaluated on an ongoing basis. In addition, estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Diluted earnings (loss) per common share reflect the potential dilution of securities that could share in the earnings of the entity if converted. This is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding plus all potentially dilutive common shares. As of September 30, 2007 there were no common stock equivalent shares that would be considered anti-dilutive.

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

NOTE 2: LAND AND HOME INVENTORY

Land and home inventory consisted of the following at September 30, 2007:

Home construction costs    --
                          ---
                          $--
                          ===

NOTE 3: STOCK TRANSACTIONS

All stock transactions occurring in this period were purchased under the Company's Dividend Reinvestment and Stock Purchase Plan. During the quarter ended March 31, 2007, the Company received and immediately canceled 350,000 shares returned pursuant to the Adkinson lawsuit Global Settlement Agreement.

NOTE 4: AGREEMENT WITH LIFEWAY WARRANTY SERVICES, LLC.

The Company, as of December 2006, completed all construction and development activity of it's last community, Lakewood Forest. There are two completed homes remaining to be sold, and the warranty service remaining on 862 homes. In order to attempt to better position the Company for sale, and the associated criteria required of an acquiring entity, the Company, deemed it necessary to mitigate all past operating liabilities in order to transfer a clean public company. As such the Company, as of May 17, 2007 entered into an agreement with Lifeway Warranty Services LLC., a wholly owned subsidiary of Lifeway Homes LLC., (Lifeway Homes LLC., is controlled by Larry White, the major stockholder (62%) of Whitemark Homes), to assume all the liabilities of the Company's past operations for a cost of $1,037,337. The cost of the above warranties and the past general business liabilities associated with the Company's discontinued operations are estimated as follows:

General Discontinued business liability (Based on a five-year insurance policy premium quote from an independent
 insurance agency)                                                  $  526,537

Home warranty cost (based on historical averages) First Year Home
  Warranties on 70 homes @
    $2,000 per home                                                 $  104,000
  Second Year Home Warranties on 97 homes @
    $1,000 per home                                                 $  101,000
  Ten Year Structural Warranties on 695 homes @
    $200 per home                                                   $  141,800

Insurance company pending litigation cost estimate                  $   89,000

Homebuyer property tax prorated cost estimate                       $   25,000

County and Saint Johns Water Management                             $   50,000
                                                                    ----------
  Total Estimated Potential Liability                               $1,037,337

A payment of approximately $525,500 was made during the quarter ended June 30, 2007 to Lifeway Warranty Services LLC. Assets and liabilities in the amount of approximately $154,000 was transfer out of Whitemark Homes Inc for payment of the above agreement. This amount will fully satisfy the agreement; the new agreement total is $746,240.12.

NOTE 5: SUBSEQUENT EVENT

Item 2: Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

      This Form 10-QSB contains "forward-looking statements" relating to Whitemark Homes, Inc. which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

General Overview

The Company has experienced significant difficulty in obtaining financing for projects, acquisitions and construction. The lenders which did provide financing, usually required the personal guarantee of the Company's former President, Larry White. Mr. White resigned from the Company on July 27, 2005. William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby informed the Company at that time he would not provide any personal guarantees to the Company's lenders. As a result of the Company's difficulty in obtaining financing for new project acquisitions, the Company completed its final project, and now either looks to be acquired or to attempt to sell the public company.

Liquidity and Capital Resources

Cash flow from operations for the nine months ended September 30, 2007 was a negative amount of approximately $451,000. The cash flow from financing activities, was a negative amount of approximately $2,090,000 which was a result of the cash payment of dividends of approximately $1,492,000. As of September 30, 2007, the Company had outstanding borrowings of approximately $0. This is a decrease of approximately $1,267,000 from the December 31, 2006 amount of approximately $1,267,000.

The Company has financed its projects with project specific acquisition, development and construction loans. These loans are secured by each project and are drawn down and repaid based on the progress of the project. The Company has experienced significant difficulty in obtaining additional financing with the resignation of the Company's former President, Larry White, and the unavailability of personal guarantees. The Company does not believe that it will be able to secure financing to acquire new parcels of land for development. As a result, the Company has completed the final project, and now either looks to be acquired or attempt to sell the public company.

As of September 30, 2007, the Company had total assets of approximately $616,000. This is a decrease of approximately $3,353,000 from the total assets at December 31, 2006. The primary factors for this decrease were: the payment of cash dividends of approximately $1,492,000.

Results of Operations for the three and nine months ended September 30, 2007

Revenues: Whitemark's revenues from home/land sales for the quarter ended September 30, 2007 decreased to zero($0) from $3,910,289 when compared with the quarter ended June 30, 2006. Revenues from home sales for the nine months ended September 30, 2007 decreased to $630,000 from $15,461,980 when compared with the same nine month period for 2006. Revenues for the current year decreased due to the completion of construction in 2006 and selling the remaining home in inventory, no homes sold this quarter and only two homes were sold for the nine months ended September 30, 2007.

Gross Profit: Gross profit for the quarter ended September 30, 2007 was zero($0), as compared to $302,384 or 7.7% for the quarter ended September 30, 2006. Gross profit for the nine months ended September 30, 2007 was $71,564 or 11.4%, as compared to $2,249,130 or 14.5% for the same period in 2006. The decrease in gross profit for the quarter ended September 30, 2007 was the result no home sales. The decrease in gross profit for the nine months ended September 30, 2007 was the result of only two home sales and Orange county changes made to our development of Lakewood Forest at a cost of $26,262.

Expenses: Selling, general and administrative expenses for the quarter ended September 30, 2007, decreased to $150,058 as compared to $315,845, for the three months ended September 30, 2007 or a decrease of $165,787. This quarter ended September 30, 2007, the amount of $87,247 was expense that is a prorated amount of the $1,037,337 for the contractual agreement for discounting operations see
Note 4, in the quarter ended September 30, 2007. Selling, general and administrative expenses for the nine months ended September 30, 2007 decreased to $564,278 as compared to $1,102,425 for the nine months ended September 30, 2006, or a decrease of $538,147. The decrease in expenses for the nine months ended September 30, 2007, was mainly a result of the continuing downsizing of the company.

Income(Loss) from Operations: A loss from operations of ($150,058) was incurred for the quarter ended September 30, 2007 versus loss of ($13,461) in the quarter ended September 30, 2006. This decrease in income from operations of $136,597 for the quarter was a result of the factors discussed above. The loss from operations for the nine months ended September 30, 2007 was ($492,714) as compared to a profit of $1,146,704 for the same period in 2006. This decrease in income from operations of $1,639,418 for the nine months ended September 30, 2007 was a result of the factors discussed above.

Other Expenses:. Interest expense of $9,476 was incurred for the quarter ended September 30, 2007 versus $4,852 in the quarter ended September 30, 2006, an increase of $4,624. Interest expense of $39,400 was incurred for the nine months ended September 30, 2007 versus $32,811 in the nine months ended September 30, 2006, an increase of $6,589.

Net Income (Loss): Net loss for the quarter ended September 30, 2007 was ($135,098) as compared to net loss of ($8,786) for the three months ended Septembere 30, 2006. The main factors for this loss are the discontinued building of homes and development and the agreement with Lifeway Warranty Services LLC., see Note 4 to the condensed consolidated financial statements. Net loss for the nine months ended September 30, 2007 was ($402,247) as compared to net income of $1,077,645 for the nine months ended September 30, 2006, which was a result of the factors discussed above.

Income Tax: Provision for income taxes for the three month period ended September 30, 2007 is $0 as compared to $0 for the period as September 30, 2006. Provision for income taxes for the nine month period ended September 30, 2007 is $0 as compared to $113,000 for the period as September 30, 2006. The Company adopted FIN 48 "Accounting for Uncertainly in Income Taxes" as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, and disclosure. The adoption of FIN 48 had no material impact on the Company's financial statements for the quarter ended September 30, 2007 and the Company has not accrued interest and penalties associated with its accounting for income taxes.

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

SUBSEQUENT EVENT

Item 3. Controls And Procedures

      (A) Evaluation Of Disclosure Controls And Procedures

      We have established disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the officers who certify the Company's financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective. Due to cost constraints and the winding down of the company's business, the company has not undertaken any remedial actions.

      (B)Changes In Internal Controls

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

There have not been changes in the Company's internal control over the financial reporting during the first quarter of 2007 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting

                           PART II: OTHER INFORMATION

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

The Company was notified in July, 2006 that it may be subject to a claim by Allstate Insurance Company ("Allstate") based on an insurance claim of $89,000, which Allstate paid to a home purchaser in the Bear Gulley community. The claim apparently arose from some earth settlement, sinkhole or other similar event. The Company believes that, to the extent there are any damages from this event, it would be covered under the Builder Warranty program which was provided to the purchaser. Thus any legal recourse would be under that warranty. The Company has declined Allstate's request for payment based on this and other defenses available to the Company. No legal action has been filed.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

      Issuance of Unregistered Shares

      During the three months ended September 30, 2007, the Company did not issue any additional securities other than those described in Note 3, Stock Transactions of the condensed consolidated financial statements. No underwriter, sales or placement agent was involved in any of the transactions.

Item 3: Defaults Upon Senior Securities

      None.

Item 4: Submission of Matters to a Vote of Security Holders

      None.

Item 5: Other Information

      Not applicable.

Item 6: Exhibits

Exhibits
--------
  3.1 Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000 (incorporated by reference)

  3.2    By-Laws previously filed with the SEC (incorporated by reference)

  10.1 Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)

  10.2 Global Settlement Agreement (filed as a part of Form 8-K on April 29, 2003 (incorporated by reference)

  10.3 As previously filed in the company's 10Q SB for the period ended March 31, 2007

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

                                        WHITEMARK HOMES, INC.


August 7, 2007                          /s/ William D. Rigsby
                                        ----------------------------------------
                                        William D. Rigsby
                                        Chief Executive Officer


August 7, 2007                          /s/ Russ Christensen
                                        ----------------------------------------
                                        Russ Christensen
                                        Acting Principal Financial Officer