Form 10QSB/A
period 2007-09-30
WHITEMARK HOMES INC
filed 2007-11-28
CIK 42284

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

677 North Washington Blvd., Sarasota FL 34236
(Address of Principal Executive Offices)

(941) 952-5885
Issuer’s Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐  Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,331,926 shares, Common Stock, $.001 Par Value as of October 1, 2007.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No.

WHITEMARK HOMES, INC.

FORM 10-QSB

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS
Land and home inventory	$-
Cash and cash equivalents	696
Accounts receivable	-
Prepaid expenses	615,370
Other assets	-

TOTAL ASSETS	$616,066

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$-
Accounts payable	-
Accrued expenses	-
Total Liabilities	-

Stockholders' Equity:
Common stock, $.001 par value, 100,000,000 shares authorized, 21,331,079 Shares issued and outstanding	21,332
Additional paid in capital	24,110,096
Accumulated deficit	(23,515,362)
Total Stockholders' Equity	616,066

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$616,066

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

		2007	2006
REVENUES:
Sales		$-	$3,910,289

Cost of sales		-	3,571,853
GROSS PROFIT		-	338,436

Selling, general, and administrative expenses		150,058	318,711
INCOME(LOSS) FROM OPERATIONS		(150,058)	19,725

Other Income(Expenses):
Interest expense		(9,067)	(4,852)
Other income(expense), net		24,028	9,759
INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES		(135,098)	24,632

Provision for income taxes		-	-

NET INCOME(LOSS)	$	(135,098)	$24,632

Earnings(loss) per common share - basic and diluted		$(0.01)	$0.00

Weighted average shares outstanding - basic and diluted		21,331,172	21,665,817

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
REVENUES:
Sales	$630,000	$15,461,980

Cost of sales	558,436	13,176,798
GROSS PROFIT	71,564	2,285,182

Selling, general, and administrative expenses	564,278	1,099,426
INCOME(LOSS) FROM OPERATIONS	(492,714)	1,185,756

Other Income(Expenses):
Interest expense	(39,400)	(32,811)
Other income(expense),net	129,867	78,425
INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES	(402,247)	1,231,370

Provision for income taxes	-	113,000

NET INCOME(LOSS)	$(402,247)	$1,118,370

Earnings(loss) per common share - basic and diluted	$(0.02)	$0.05

Weighted average shares outstanding - basic and diluted	21,362,134	21,662,221

See accompanying notes to the condensed consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(402,247)	$1,118,370
Adjustments to reconcile net income(loss) to net cash provided (used in)operating activities:
Depreciation and amortization	9,945	24,737
Changes in operating assets and liabilities	(58,566)	993,312
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(450,868)	2,136,419

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of cash dividends	(1,492,361)	-
Proceeds from notes payable	-	4,328,677
Repayments of notes payable	(600,062)	(6,730,860)
Proceeds from issuing common stock	1,512	2,023
NET CASH USED IN FINANCING ACTIVITIES	(2,090,911)	(2,400,160)
Decrease in cash and cash equivalents	(2,541,779)	(263,741)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,542,475	2,509,237

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$696	$2,245,496
Supplemental Disclosures of cash flow information
Cash paid for interest
(net of amounts capitalized)	$94,428	$2,010,635

Cash paid for income taxes	$-	$136,772
Supplemental schedule of Non-cash Investing and Financing Transactions:
Interest on notes payable capitalized as land and home inventory	$-	$277,443

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

The condensed consolidated statements of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Current Business Summary

During the fourth quarter of 2006, the Company completed construction of all homes as of year end and had 4 homes for sale. During the nine months ended September 30, 2007, 2 homes have been sold and the remaining 2 homes were used as payment to Lifeway Warranty Services, LLC (see Note 4).

Revenue recognized for the three months ended September 30, 2007 and 2006 consists of the following:

	2007	2006

Traditional	$-	$2,890,400
Percentage of completion	-	3,632,528
Land sales	-	440,000
	$-	$6,962,928

Revenue recognized for the nine months ended September 30, 2007 and 2006 consists of the following:

	2007	2006

Traditional	$630,000	$6,077,732
Percentage of completion	-	8,214,248
Land sales	-	1,170,000
	$630,000	$15,461,980

Sales of the Company's homes were made pursuant to a standard contract. The standard contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period. The Company reports an undelivered home sale as part of its backlog upon execution of the presales and sales contract, as well as receipt of the down payment.

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

REVENUE RECOGNITION: The Company recognizes revenue from all land development activities in accordance with FASB Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. Direct costs are capitalized into land development costs. Interest and property taxes are capitalized as land development costs until projects reach substantial completion. Upon completion of the development phase, interest and property taxes are directly expensed. Revenue for home sales built and financed under a traditional sale arrangement where title for the land and construction passed to the buyer upon completion of the homes and the closing of the sale, is recognized only upon the closing and delivery of the homes to the buyer. The Company estimates that the average period between the execution of a purchase agreement for a home and final delivery under this type of arrangement is approximately one year. The Company also previously sold land lots to buyers under an agreement in which the Company had agreed to build a home and other improvements for which title to the land and improvements passed to the buyer immediately and the buyer was the obligor under the construction loan. Revenues under this type of arrangement were recognized under the percentage of completion method. Also, at times the Company previously sold land to buyers or other developers at which time, the revenue was recognized under the full accrual method for land sales as defined in FASB Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate.

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

NOTE 2:     LAND AND HOME INVENTORY

Land and home inventory consisted of the following at September 30, 2007:

Home construction costs	-
$-

NOTE 3:     STOCK TRANSACTIONS

All stock transactions occurring in this period were purchased under the Company’s Dividend Reinvestment and Stock Purchase Plan. During the quarter ended March 31, 2007, the Company received and immediately canceled 350,000 shares returned pursuant to the Adkinson lawsuit Global Settlement Agreement.

Effective August 22, 2007, Larry and Patricia White (the “Whites”) sold to TMK Holdings, Inc. a Nevada Corporation (“TMK”) 12,311,977 shares of common stock of Whitemark Homes, Inc., a Colorado Corporation (the “Company”) for a purchase price equal to $231,200. The shares of common stock purchased by TMK from the Whites represented approximately 57% of the Company’s issued and outstanding common stock of the Company. Mr. Douglas Kanter, the new President of the Company, is the sole officer and director of TMK.

NOTE 4:     AGREEMENT WITH LIFEWAY WARRANTY SERVICES, LLC.

The Company, as of December 2006, completed all construction and development activity of it’s last community, Lakewood Forest. There are two completed homes remaining to be sold, and the warranty service remaining on 862 homes. In order to attempt to better position the Company for sale, and the associated criteria required of an acquiring entity, the Company, deemed it necessary to mitigate all past operating liabilities in order to transfer a clean public company. As such the Company, as of May 17, 2007 entered into an agreement with Lifeway Warranty Services LLC., a wholly owned subsidiary of Lifeway Homes LLC., (Lifeway Homes LLC., is controlled by Larry White, who at that time was the major stockholder (approximately 57%) of Whitemark Homes), to assume all the liabilities of the Company’s past operations for a cost of $1,037,337. The cost of the above warranties and the past general business liabilities associated with the Company’s discontinued operations are estimated as follows:

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

A payment of approximately $525,500 was made during the quarter ended June 30, 2007 to Lifeway Warranty Services LLC. Assets and liabilities in the amount of approximately $154,000 were transferred out of Whitemark Homes Inc for payment of the above agreement. This amount will fully satisfy the agreement; the new agreement total is $746,240.12.

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

On August 22, 2007, Mr. Larry White sold all of his shares of Company common stock approximately 57% to TMK Holdings, Inc.

Effective August 22, 2007, the Board of Directors of the Company appointed Barry Reese as a director of the Company. In addition, effective August 22, 2007, the Board of Directors appointed Mr. Douglas Kanter as President of the Company. On August 22, 2007, Messrs. William Rigsby and Scott Clark resigned as officers and directors of the Company. On September 12, 2007, the Board of Directors appointed Douglas Kanter and Tom Thomas to serve as directors of the Company.

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

The Company has financed its projects with project specific acquisition, development and construction loans. These loans were secured by each project and were drawn down and repaid based on the progress of the project. The Company has experienced significant difficulty in obtaining additional financing with the resignation of the Company’s former President, Larry White, and the unavailability of personal guarantees. The Company does not believe that it will be able to secure financing to acquire new parcels of land for development. As a result, the Company has completed the final project, and now either looks to be acquired or attempt to sell the public company.

As of September 30, 2007, the Company had total assets of approximately $616,000. This is a decrease of approximately $3,353,000 from the total assets at December 31, 2006. The primary factors for this decrease were: the payment of cash dividends of approximately $1,492,000.

Results of Operations for the three and nine months ended September 30, 2007

Revenues: Whitemark's revenues from home/land sales for the quarter ended September 30, 2007 decreased to zero ($0) from $3,910,289 when compared with the quarter ended September 30, 2006. Revenues from home sales for the nine months ended September 30, 2007 decreased to $630,000 from $15,461,980 when compared with the same nine month period for 2006. Revenues for the current year decreased due to the completion of construction 2006. No homes were sold the quarter ended September 30, 2007 and only two homes were sold for the nine months ended September 30, 2007.

Gross Profit: Gross profit for the quarter ended September 30, 2007 was zero ($0), as compared to $338,346 or 8.7% for the quarter ended September 30, 2006. Gross profit for the nine months ended September 30, 2007 was $71,564 or 11.4%, as compared to $2,285,172 or 14.8% for the same period in 2006. The decrease in gross profit for the quarter ended September 30, 2007 was the result no home sales. The decrease in gross profit for the nine months ended September 30, 2007 was the result of only two home sales and Orange county changes made to our development of Lakewood Forest at a cost of $26,262.

Expenses: Selling, general and administrative expenses for the quarter ended September 30, 2007, decreased to $150,058 as compared to $318,711, for the three months ended September 30, 2007 or a decrease of $168,653. The amount of $87,247 is a prorated expense for the quarter ended September 30, 2007 of the $ 1,037,337 for discontinuing operations pursuant to the agreement with Lifeway Homes Warranty Services LLC. (see Note 4) Selling, general and administrative expenses for the nine months ended September 30, 2007 decreased to $564,278 as compared to $1,099,426 for the nine months ended September 30, 2006, or a decrease of $535,148. The decrease in expenses for the nine months ended September 30, 2007, was mainly a result of the continuing downsizing of the company.

Income (Loss) from Operations: A loss from operations of ($150,058) was incurred for the quarter ended September 30, 2007 versus profit of 19,725 in the quarter ended September 30, 2006. This decrease in income from operations of $169,783 for the quarter was a result of the factors discussed above. The loss from operations for the nine months ended September 30, 2007 was ($492,714) as compared to a profit of $1,185,756 for the same period in 2006. This decrease in income from operations of $1,678,470 for the nine months ended September 30, 2007 was a result of the factors discussed above.

Other Expenses: Interest expense of $9,067 was incurred for the quarter ended September 30, 2007 versus $4,852 in the quarter ended September 30, 2006, an increase of $4,215. Interest expense of $39,400 was incurred for the nine months ended September 30, 2007 versus $32,811 in the nine months ended September 30, 2006, an increase of $6,589.

Net Income (Loss): Net loss for the quarter ended September 30, 2007 was ($135,098) as compared to profit of $24,632 for the three months ended September 30, 2006. The main factors for this loss are the discontinued building of homes and development and the agreement with Lifeway Warranty Services LLC., see Note 4 to the condensed consolidated financial statements. Net loss for the nine months ended September 30, 2007 was ($402,247) as compared to net income of $1,231,370 for the nine months ended September 30, 2006, which was a result of the factors discussed above.

Income Tax: Provision for income taxes for the three month period ended September 30, 2007 is $0 as compared to $0 for the period as September 30, 2006. Provision for income taxes for the nine month period ended September 30, 2007 is $0 as compared to $113,000 for the period as September 30, 2006. The Company adopted FIN 48 “Accounting for Uncertainly in Income Taxes” as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, and disclosure. The adoption of FIN 48 had no material impact on the Company’s financial statements for the quarter ended September 30, 2007 and the Company has not accrued interest and penalties associated with its accounting for income taxes.

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

CURRENT STATUS OF THE COMPANY

The Company is currently a shell corporation with no operations and no revenue. Any bills incurred by the Company subsequent to August 22, 2007 have been paid by the Company pursuant to loans to the Company from the President. To date, the loans are in the aggregate approximately $2,500. The Company is currently seeking and evaluating potential merger candidates.

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

The two above mentioned cases have been assumed by Lifeway Warranty Services, LLC (see Note 4 above)

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, the Company did not issue any additional securities.

Item 3:     Defaults Upon Senior Securities

None.

Item 4:     Submission of Matters to a Vote of Security Holders

None.

Item 5:     Other Information

Not applicable.

Item 6:     Exhibits

(a) Exhibits

3.1	Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000 (incorporated by reference)
3.2	By-Laws previously filed with the SEC (incorporated by reference)
10.1	Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)
10.2	Global Settlement Agreement (filed as a part of Form 8-K on April 29, 2003 (incorporated by reference)
10.3	As previously filed in the company’s 10Q SB for the period ended March 31, 2007
21.1 Subsidiaries of registrant (filed with 2002 Form 10-KSB, incorporated by reference)

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Acting Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on form 8-K

On dates 8/22/2007 and 9/12/2007

Effective August 22, 2007, the Board of Directors of the Company appointed Barry Reese as a director of the Company. In addition, effective August 22, 2007, The Board of Directors appointed Mr. Douglas Kanter as President of the Company. On August 22, 2007, Messrs. William Rigsby and Scott Clark resigned as directors of the company. On September 12, 2007, the Board of Directors appointed Douglas Kanter and Tom Thomas to serve as directors of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Whitemark Homes, Inc. has duly caused this report to be signed on its behalf by the undersigned, on August 3, 2007.

WHITEMARK HOMES, INC.

November 26, 2007
/s/ Douglas A. Kanter
Douglas A. Kanter
President/Director

November 26, 2007	/s/ Russ Christensen
Russ Christensen
Acting Principal Financial Officer