Form 10KSB
period 2007-12-31
WHITEMARK HOMES INC
filed 2008-04-15
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 0-8301

WHITEMARK HOMES, INC.
(Name of Small Business Issuer in Its Charter)

Colorado	25-1302097
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

677 North Washington Blvd.,
Sarasota, Florida	34236
(Address of Principal Executive Offices)	(Zip Code)

(941) 952-5885
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

The issuer’s gross revenue for its most recent fiscal year was $-0-. As of March 25, 2008, 21,124,308 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the Company on March 25, 2008 was $484,711, based on the price of the common stock ($0.055 per share) at the close of the market on that day.

Transitional Small Business Disclosure Format. (Check one):    Yes   ☐      No   ☒

Whitemark Homes, Inc.
Form 10-KSB for the fiscal year ended December 31, 2007

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

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

Construction and Development

The Company was involved in the sale of single-family conventional homes, in the Orlando, Florida area. The Company had experienced significant difficulty in obtaining financing for projects, acquisitions and construction. The lenders which did provide financing, usually required the personal guarantee of the Company’s former President, Larry White. Mr. White resigned from the Company on July 27, 2005. William Rigsby was appointed the new President on July 27, 2005. Mr. Rigsby informed the Company at that time he would not provide any personal guarantees to the Company’s lenders.

On August 22, 2007, Mr. Larry White sold all of his shares of Company common stock approximately 57% to TMK Holdings, Inc.

Effective August 22, 2007, the Board of Directors of the Company appointed Barry Reese as a director of the Company. In addition, effective August 22, 2007, the Board of Directors appointed Mr. Douglas Kanter as President of the Company. On August 22, 2007, William Rigsby and Scott Clark resigned as officers and directors of the Company. On September 12, 2007, the Board of Directors appointed Douglas Kanter and Tom Thomas to serve as directors of the Company.

The Company currently has no business operations and is seeking a merger with an existing operating company.

Employees

At December 31, 2007 and December 31, 2006, the Company employed 0 and 5 individuals, respectively, including the executive officers.

ITEM 1a. RISKS RELATED TO THE COMPANY’S BUSINESS

The following factors affect our business and the industry in which it operates. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that we currently consider immaterial may also have an adverse effect on our business. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected.

We have not identified an existing operating company for acquisition or merger.

We presently have no operations or source of revenues. The process of identifying a merger/ acquisition candidate may be long and expensive. We have limited cash resources for completing this process. We may not be able to identify a company which is satisfactory to our management. Also even if a merger/ acquisition is completed there is no assurance that it will be successful.

We have a limited operating history and limited revenues and it is uncertain whether or not we will be able to develop a successful business.

We have no operating history and, accordingly, are subject to substantial risks inherent in the commencement of a new business enterprise. We do not have any assets. We were previously engaged in the construction of homes. We have ceased those operations and are seeking a new business to acquire.

As of December 31, 2007, our monthly operating overhead is approximately $2,500 and such amount will increase as we expand our operations.

The stock market has a history of cyclicality and demand for public shells may decrease in the future.

Although the demand for public shells has been high in the last two years, it has a history of cyclicality. Should the demand for shell decline our ability to find a merger may be impaired.

We could be adversely affected by government regulation.

Public companies are subject to both State and Federal regulation. Changes in laws and rules of these regulatory bodies may affect our ability to attract qualified and acceptable merger/acquisition candidates.

Risks Related to Our Common Stock

There is currently a limited market for our securities, and there are substantial restrictions on the transferability of our securities.

There is currently a limited market for our common stock. Accordingly, purchasers of the shares offered hereby will be required to bear the economic consequences of holding such securities for an indefinite period of time. An active trading market for our common stock may not ever develop. Any trading market that does develop may be volatile, and significant competition to sell our common stock in any such trading market may exist, which could negatively affect the price of our common stock. As a result, the value of our common stock may decrease. Additionally, if a trading market does develop, such market may be highly illiquid, and our common stock may trade at a price that does not accurately reflect the underlying value of our net assets or business prospects. Investors are cautioned not to rely on the possibility that an active trading market may develop or on the prices at which our stock may trade in any market that does develop in making an investment decision.

We presently do not intend to pay cash dividends on our stock.

We currently anticipate that no cash dividends will be paid on any of our stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance future expansion of our business.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s offices are provided by its President at no cost to the Company. The Companies offices are leased on a month to month basis at a cost of $145.10 per month.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The only class of equity securities authorized by the Company's Articles of
Incorporation, as amended, is the Company's common stock, $0.001 par value per share. The Company's common stock is traded on the OTC Bulletin Board under the symbol “WTMK”. The range of high and low sales prices for each quarter during the last two fiscal years, as quoted on the OTC Bulletin Board for the periods discussed above, is set out in the table that follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Year Ended December 31, 2006		Year Ended December 31, 2007
	High	Low	High	Low

1stQuarter	$.40	$.10	$.15	$.09
2ndQuarter	.64	.12	.13	.10
3rdQuarter	.25	.10	.13	.08
4thQuarter	.20	.10	.11	.05

On March 25, 2008, the price of the stock closed at $0.055 per share as reported on the OTC Bulletin Board.

As of March 25, 2008, there were approximately 6,922 holders of record of the Company's Common Stock, plus an undetermined number of stockholders who hold their stock in street name.

Dividends

The Company paid a cash dividend of $0.07 per share on its common stock on January 18, 2007, and other than a potential liquidation dividend, the Company does not anticipate the payment of cash dividends in the foreseeable future. Payment of cash dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

Sales of Unregistered Shares

During the years ended December 31, 2007 and 2006, the Company did not issue any securities in the transactions without registering the securities under the Securities Act of 1933, as amended.

Redemption of Securities

•	On November 28, 2005 the Company redeemed all outstanding convertible debentures issued to YA Global Investments, L.P. (a/k/a Cornell Capital Partners, LP).
•	The Company did not repurchase any shares.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2007.

	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted- Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	1,000,000	$1.10	--
TOTAL	1,000,000	$1.10	--
Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercised (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at FY-End (#)	Number of Unexercised In the Money Options at FY-End ($)
Larry White	-0-	-0-	1,000,000	-0-

Compensation Committee Report on Executive Compensation

The Board of Directors delegates responsibility for executive compensation to the Compensation Committee that is presently comprised of two of the directors on the Board, Douglas Kanter and Tom Thomas. The Committee approves all of the policies under which compensation is paid or awarded to the chief executive officer, reviews, and, as required, approves such policies for executive officers, key management, and directors, and oversees the administration of executive compensation programs. The Board of Directors did meet in 2006 to approve the bonuses. The Committee determines compensation for the Chief Executive Officer based on its assessment of the individual performance of the officer, a review of the Company's operating performance, including but not limited to, earnings per share, cash flow generation, revenues, operating income, and strategic acquisitions, an analysis of total returns to shareholders relative to total returns generated by comparable public companies and a review of compensation of the chief executive officers of companies with businesses of comparable size.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview

The Company developed real estate and built homes. The Company is no longer developing any real estate. The Company intends to attempt to be acquired or to acquire an operating company.

Liquidity and Capital Resources

The Company's financing needs were provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. Cash flow from operations were positive in 2006 due to the selling of the lots from our developments. During 2007 cash flow was negative as the Company liquidated its assets and paid off its liabilities.

On December 31, 2007, the Company had outstanding liabilities of approximately $43,500. This is a decrease from December 31, 2006 of approximately $2,910,000 as a result of the selling of lots in our developments and payments made on outstanding loans.

Revenues: Whitemark had no revenues from continuing operations for the years ended December 31, 2007 and 2006.

Expenses: Selling, general and administrative expenses from continuing operations were $41,143 for the year ended December 31, 2007. These expenses were for legal and professional fees incurred in connection with the Company’s public filings, and miscellaneous office expenses. The Company anticipates incurring similar fees in 2008 unless it identifies a company with which to merger in which case the fees will increase significantly.

Loss from Operations: Loss from continuing operations for the year ended December 31, 2007 was $41,143.

Discontinued Operations: The Company recorded a loss from its discontinued real estate development operations of $1,107,967 for the year ended December 31, 2007 versus income of $1,060,591 in the year ended December 31, 2006. This change is primarily attributable to the liquidation of the Company’s assets and liabilities.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES
GOING CONCERN

The Company incurred a net loss of approximately $41,000 from the inception of the development stage on October 1, 2007. The Company’s current liabilities exceed its current assets by approximately $40,447 as of December 31, 2007 and the Company has no source of revenues. These factors together raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing and to seek a merger with an existing operating company.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements beginning on page F-1 immediately following the signature page of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 31, 2007, Tedder, James, Worden & Associates, P.A. (“Tedder James”) delivered written notice to the Company resigning as the independent registered public accounting firm for Whitemark Homes, Inc.

The reports of Tedder James on the Company’s financial statements for the previous two fiscal years did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the previous two fiscal years and this fiscal year, there have been no disagreements with Tedder James on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tedder James would have caused Tedder James to make reference thereto in their reports on the financial statements for such years. During the previous two fiscal years and this fiscal year, there have been no reportable events as such term is defined in Regulation S-B.

Effective November 19,2007, Moore & Associates, Chartered was engaged as the independent registered certified public accounting firm of Whitemark.

There are no disagreements between the Company and its auditor, Moore & Associates, P.A., on accounting and financial disclosure.

ITEM 8A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and acting chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2007. Based on this evaluation, our chief executive officer and acting chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the initial stages of the development of our IT systems, (3) the hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. Changes in our internal controls over financial reporting occurred in the fourth quarter 2007 that materially affected our internal control over financial reporting. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We are addressing the procedural and control issues by adding more formalized accounting procedures.

This Annual Report does not include an administration report of the registered public accounting firm regarding internal control on a financial reporting; management’s report was not subject to audit by the Company’s registration public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s evaluation in this report.

Changes in Internal Controls over Financial Reporting

There have not been changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 8B. OTHER INFORMATION

None.
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The Board of Directors of the Company (the Board) presently consists of three members. Each director is elected at the annual meeting of shareholders to hold office until the next annual meeting of shareholders and until his/her successor has been elected and qualified. Currently serving as directors as of April 14, 2008 are: Douglas Kanter, Barry Reese, and Tom Thomas. The following table sets forth information concerning the persons currently serving as directors of the Company.

Name	Age	Position With the Company	Date First Elected as Director
Douglas Kanter	55	Chairman of the Board, Chief Executive Officer, President, and Acting Chief Financial Officer	2007

Barry Reese	45	Director	2007

Tom Thomas	56	Director	2007

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

Douglas Kanter (Chairman of the Board, Chief Executive Officer, and Acting Chief Financial Office. Mr.  Kanter currently serves as President of the Company, and is a residential real estate developer and investor. He has been a licensed general contractor for over twenty-five (25) years. Mr. Kanter has served as President of Flamingo Building Corporation since 1996. Mr. Kanter graduated from the University of Florida in 1975 with a degree in Building Construction from the School of Architecture.

Barry Reese (Director} : Mr. Reese has owned and operated Danielson Plumbing LLC since 1992. Mr. Reese has been a State of Florida certified plumbing contractor since 1992 and has been in good standing with the Florida Department of Business and Professional Regulation Construction Industry Licensing Board since 1985.

Tom Thomas (Director): Mr. Thomas retired from Sun Microsystems in July 2004 after sixteen (16) years of service in various regional, national and global positions. At the time of his resignation, Mr. Thomas was Director of Worldwide OEM Partners. Since his retirement, Mr. Thomas has been involved in the real estate industry. Mr. Thomas graduated from Florida State University in 1981.

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

Our Board of Directors does not have a compensatory Audit or Nominating Committee and the usual functions of such committees are currently performed by the Board. The Directors have determined that at present, we do not have an audit committee financial expert. The Directors believe that they are capable of analyzing and evaluating our financial statements and understanding internal contracts and procedures for financial reporting. In addition we have been seeking and continue to seek appropriate individuals to serve on the Board and an audit committee who will meet the “requirements necessary to be an independent financial expert.”

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's Chief Executive Officer for the past two fiscal years. There is no other compensation to other officers or employees that would require disclosure under this item.

Summary Compensation Table
Name and principal Position	Year	Salary *	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation **	Total
Douglas Kanter, CEO	2007
William Rigsby	2006	$131,195.00	$50,000					$3,750.00
CEO	2007	$81,891.90						$2471.38

* The amounts presented reflect salary received for the entire year.

** Other Compensation including contributions to a “SIMPLE” Retirement Plan.

No options were granted during the years ended December 31, 2007 and 2006.

Director Compensation

No compensation was paid to directors in 2007 and 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding ownership of the
Company's common stock as of March 25, 2008 with respect to (1) each person known by the Company to own beneficially more than 5% of the Company's common stock, (2) each of the Company's directors, and (3) all directors and officers of the Company as a group. The title of class is common stock, $.001 par value.

Name and Address of Stockholder	# of Shares Beneficially Owned	Percent of Class
Douglas Kanter 677 North Washington Blvd. Sarasota, FL 34236	12,311,977	57.71%*

All directors and officers as group (3 persons)	12,311,977	57.71%

The stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

Changes in Control

During 2007, TMK Holdings, Inc. acquired 12,311,977 (57.71%) shares of common stock from Larry and Patricia White. Douglas Kanter is the sole shareholder of TMK Holdings, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following Directors are independent: Barry Reese, Tom Thomas
The following directors are not independent: Douglas Kanter

ITEM 13. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference:

(a)	Exhibits - The following Exhibits are furnished as a part of this report:

3.1	Articles of Incorporation (amended), as filed as a part of Form 10-Q/A on November 30, 2000(incorporated by reference)
3.2	By-Laws previously filed with the SEC (incorporated by reference)
9.1	Voting trust agreement (incorporated by reference)
10.1	Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)

10.2	Global Settlement Agreement filed as a part of 8-K on April 29, 2003, (incorporated by reference)
14.1	Code of Ethics (incorporated by reference to an Exhibit to the Company’s Annual Report on Form 10-KSB as filed with the SEC on April 8, 2004.
21.1	Subsidiaries of registrant (filed with this Form 10-KSB)
23.1	Consent of Moore & Associates,Chartered(filed with this form 10-KSB)
23.2	Consent of Tedder, James, Worden & Associates, P.A. (filed with this Form 10-KSB)
31.1	Certification(s) of the President (filed with this Form 10-KSB)
32.1	Certification(s) of the Chief Financial Officer (filed with this Form 10-KSB)

(b)	Reports on Form 8-K

On December 19, 2006, the Company filed a form 8-K declaring a $.07 per share Cash Dividend.

On August 22, 2007, the Company filed a form 8-K naming a sole Director and President and announcing the resignation of the existing Board of Directors.

On September 12, 2007, the Company named two Directors to serve on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following list details billed for professional services by the Company’s Independent Registered Certified Accounting firm during 2007.

2007
Audit Fees (1)	$15,510
Tax Fees (2)	6,500
$22,010

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

WHITEMARK HOMES, INC.

April 14, 2008	By:	/s/ Douglas Kanter
Douglas Kanter
Chief Executive Officer, President, and Acting Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Kanter Douglas Kanter	Chief Executive Officer, President, and Acting Financial Officer	April 14, 2008

/s/ Tom Thomas Tom Thomas	Director	April 14, 2008

WHITEMARK HOMES, INC.

FINANCIAL STATEMENTS

December 31, 2007 and 2006

C O N T E N T S

F-i

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of
Whitemark Homes, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2006 of Whitemark Homes, Inc. and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Whitemark Homes, Inc. and subsidiaries and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
March 16, 2007

F-ii

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Whitemark Homes Inc
(A Development Stage Company)

We have audited the accompanying balance sheet of Whitemark Homes Inc (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007, and since inception of development stage on October 1, 2007 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Whitemark Homes Inc as of December 31, 2006, were audited by other auditors whose report dated March 16, 2007 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitemark Homes Inc (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 and since inception of development stage on October 1, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company incurred a net loss of approximately $41,000 from inception of the development stage on October 1, 2007, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 21, 2008
2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

F-iii

WHITEMARK HOMES, INC
(A Development Stage Company)
Balance Sheets

ASSETS

December 31, 2007
CURRENT ASSETS

Cash and cash equivalents	$2,025

Total Current Assets	2,025

TOTAL ASSETS	$2,025

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Advances payable-related party	$3,872
Accrued expenses	38,600

Total Current Liabilities	42,472

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock - $0.001 par value; 100,000,000
shares authorized; 21,331,079
shares issued and outstanding	21,332
Additional paid-in capital	24,110,446
Accumulated deficit	(24,172,225)

Total Stockholders' Equity (Deficit)	(40,447)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,025

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Statements of Operations

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	From Inception of Development Stage on October 1, 2007 through December 31, 2007

REVENUES	$-	$-	$-
COST OF REVENUES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Sales, general and administrative	41,143	-	41,143

Total Operating Expenses	41,143	-	41,143

INCOME FROM OPERATIONS	(41,143)	-	(41,143)

OTHER INCOME (EXPENSE)

Other income (expense)	-	-	-
Interest expense	-	-	-

Total Other Income (Expense)	-	-	-

LOSS FROM CONTINUING OPERATIONS	(41,143)	-	(41,143)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,017,967)	1,060,591	-

NET INCOME (LOSS)	$(1,059,110)	$1,060,591	$(41,143)

BASIC INCOME (LOSS) PER SHARE	$(0.05)	$0.05
DILUTED INCOME (LOSS) PER SHARE	$(0.05)	$0.05
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,500,337	21,668,622
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,500,337	22,668,622

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2005	21,657,467	$21,657	$24,106,069	$(22,681,345)	$1,446,381

Stock issued under dividend reinvestment program	12,128	12	2,178	-	2,190

Dividends payable	-	-	-	(1,492,361)	(1,492,361)

Net income for the year ended December 31, 2006	-	-	-	1,060,591	1,060,591

Balance, December 31, 2006	21,669,595	21,669	24,108,247	(23,113,115)	1,016,801

Stock cancelled pursuant to lawsuit settlement	(350,000)	(350)	350	-	-

Stock issued under dividend reinvestment program	11,484	13	1,849	-	1,862

Net loss for the year ended December 31, 2007	-	-	-	(1,059,110)	(1,059,110)

Balance, December 31, 2007	21,331,079	$21,332	$24,110,446	$(24,172,225)	$(40,447)

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	From Inception of Development Stage on October 1, 2007 through December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,059,110)	$1,060,591	$(41,143)
Adjustments to reconcile net income (loss) to net cash provided for (used by) operating activities:
Discontinued operations	(1,525,674)	2,474,295	-
Changes in operating assets and liabilities:
Accrued expenses	38,600	-	38,600

Net Cash Provided (Used) by
Operating Activities	(2,546,184)	3,534,886	(2,543)

CASH FLOWS FROM FINANCING ACTIVITIES

Discontinued operations	-	(3,503,838)	-
Proceeds from advances payable-related party	3,872	-	3,872
Proceeds from stock issuance	1,862	2,190	-

Net Cash Provided by Financing Activities	5,734	(3,501,648)	3,872

NET INCREASE (DECREASE) IN CASH	(2,540,450)	33,238	1,329

CASH AT BEGINNING OF PERIOD	2,542,475	2,509,237	696

CASH AT END OF PERIOD	$2,025	$2,542,475	$2,025

SUPPLEMENTAL DISCLOSURES: See Note 2

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 1: GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development of Business

Whitemark Homes, Inc. (“Whitemark” or the “Company”) was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. Until April 1, 2000, the Company was involved in the oil and gas production and services industries. In addition, on April 1, 2000, Whitemark disposed of its oil and gas industry related activities and assets and acquired Whitemark Homes, Inc. (“Whitemark Florida”) along with certain related entities (the “Whitemark Group”) in a transaction accounted for as a reverse acquisition. Whitemark Florida changed its name to Whitemark Homes of Florida, Inc. and the Company changed its name to Whitemark Homes, Inc. Effective September 30, 2007, the Company discontinued its real estate development operations and was reclassified as a development stage Company.

Discontinued Operations

During the year ended December 31, 2006, the Company completed construction of all homes as of year end and had 4 homes for sale. During the year ended December 31, 2007, 2 homes have been sold and the remaining 2 homes were used as payment to Lifeway Warranty Services, LLC.

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

WHITEMARK HOMES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 1: GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTS RECEIVABLE: The Company records accounts receivable at estimated net realizable value. The Company has no accounts receivable as of December 31, 2007; therefore, no allowance for doubtful accounts has been established.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 and 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables, accounts payable, and accrued expenses. The fair value of our long-term debt and notes payable is estimated based on the current rates offered to us for debt of similar terms, credit risk and maturities. Under this method the fair value of long-term debt was not significantly different from the stated value at December 31, 2007 and 2006.

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

WHITEMARK HOMES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 1: GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION: At December 31, 2007, the Company had a stock incentive plan (the “Plan”) which authorizes the issuance of options to purchase shares of the Company’s common stock. Prior to January 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. No stock-based employee compensation cost was recognized in the Consolidated Statements of Income for the year ended December 31, 2006 as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2007 would include compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). During the year ended December 31, 2007, no such compensation cost has been recognized since all stock options outstanding were fully vested before December 31, 2006. Results for prior periods have not been restated to reflect the impact of adopting the new accounting standard.

CONCENTRATION OF CREDIT RISK: The Company occasionally has cash deposited in financial institutions which is in excess of the limit imposed by the Federal Deposit Insurance Corporation (FDIC). The Company has not incurred losses on its cash deposits in the past, and management of the Company does not believe that losses will be incurred in the foreseeable future. The amount held in banks in excess of FDIC coverage at December 31, 2007 was approximately $-0-.

RECENT ACCOUNTING PRONOUNCEMENTS: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 1: GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The FASB has revised SFAS No. 141. This revised statement establishes uniform treatment for all acquisitions. It defines the acquiring company. The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date. It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time. This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the implementation of this standard will have no effect on our financial statements.

NOTE 2: SUPPLEMENTAL CASH FLOW DISCLOSURES
	2007	2006

Cash paid for interest(net amount capitalized)	$-	$514,089

Non-cash Investing and Financing Activity:
Interest on notes payable capitalized into land and home inventory	$-	$289,304
Dividends payable	$-	1,492,361

NOTE 3: ADVANCES PAYABLE-RELATED PARTY

During the fourth quarter of 2007, the Company received cash advances from shareholders. The advances are non interest bearing, unsecured and due upon demand. The Company owes $3,872 as of December 31, 2007 for such advances.

NOTE 4: STOCK TRANSACTIONS

All stock transactions occurring in this period were purchased under the Company’s Dividend Reinvestment and Stock Purchase Plan. During the quarter ended March 31, 2007, the Company received and immediately canceled 350,000 shares returned by a shareholder.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 5. EMPLOYEE STOCK OPTIONS

In conjunction with the Company’s execution of employment agreements with the former President and Chief Financial Officer of the Company in 2002, certain stock options were issued which provided for the option to purchase an aggregate of 1,100,000 shares of restricted stock.

A summary of the Company’s outstanding stock options as of December 31, 2007 and 2006, and the changes during the years ended December 31, 2007 and 2006 is presented below:
Fixed Options	Units	Weighted Average Exercise Price	Options/ Warrants Exercisable

Outstanding at December 31, 2005	1,100,000	$1.10	1,100,000
Granted	—	—
Exercised	—	—
Forfeited	100,000	1.10
Outstanding at December 31, 2006	1,000,000	$1.10	1,000,000
Granted	—	—
Exercised	—	—
Forfeited	--	--
Outstanding at December 31, 2007	1,000,000	$1.10	1,000,000

The following table summarizes information about stock options outstanding at December 31, 2007.
	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At December 31, 2007	Weighted Average Exercise Price
$1.10	1,000,000	3.2 years	$1.10	1,000,000	$1.10

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

WHITEMARK HOMES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 5. EMPLOYEE STOCK OPTIONS (CONTINUED)

As of December 31, 2007, there is no unrecognized compensation cost related to nonvested share based compensation arrangements granted since all options have vested in prior years. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $-0-.

NOTE 6: INCOME TAXES

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The deferred tax asset is due to the recognition of equity in losses sustained in the Company's non consolidated investee and the deferred benefit from net operating losses and credit carryforwards.

Deferred tax assets consist of the following at December 31, 2007:
2007
Deferred income tax asset	$16,046
Less valuation allowance	(16,046)
$-

The Company has a net operating loss carryforward of approximately $41,143 available to offset future taxable income which begins to expire in 2027. A valuation allowance has been established to eliminate the potential deferred tax benefit in future years from the utilization of this net operating loss carryforward due to the uncertainty of the possibility of the Company generating positive income in future years.

The provision for income taxes from continuing operations is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2006	2006

Tax expense/(benefit)computed at U.S. statutory rates (39%)	$(16,046)	$-
Increases(decreases) in taxes resulting from:
Change in valuation allowance:	16,046	-
Common stock issued for services	-	-
Nondeductible items	-	-

Provision for income tax expense	$-	$-

WHITEMARK HOMES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 7: DISCONTINUED OPERATIONS

Effective September 30, 2007, the Company discontinued its real estate development operations. The following is a summary of the discontinued operations:
	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

REVENUES	$630,000	$17,745,938
COST OF REVENUES	558,436	15,171,685
GROSS MARGIN	71,564	2,574,253
OPERATING EXPENSES
Sales, general and administrative	991,873	1,485,304

Total Operating Expenses	991,873	1,485,304
INCOME (LOSS) FROM OPERATIONS	(920,309)	1,088,949

OTHER INCOME (EXPENSE)
Other income (expense)	137,057	91,019
Interest expense	(39,399)	(45,377)

Total Other Income (Expense)	(97,658)	(45,642)
INCOME (LOSS) BEFORE INCOME TAX PROVISION	(1,017,967)	1,134,591
Income tax provision	-	74,000

NET INCOME (LOSS)	$(1,017,967)	$1,060,591

NOTE 8: GOING CONCERN

The Company incurred a net loss of approximately $41,000 from the inception of the development stage on October 1, 2007. The Company’s current liabilities exceed its current assets by approximately $40,447 as of December 31, 2007 and the Company has no source of revenues. These factors together raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing and to seek a merger with an existing operating company.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.