Form 10-Q
period 2008-03-31
WHITEMARK HOMES INC
filed 2008-05-20
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to ____.

Commission File No. 0-8301

WHITEMARK HOMES, INC.

(Exact Name of Registrant as Specified in its Charter)

State of Colorado	25-1302097
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification #)

677 North Washington Blvd., Sarasota, Florida 34236
(Address of Principal Executive Offices)

(914)-952-5885
Issuer’s Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐ accelerated filer ☐ non-accelerated filer ☐ smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,331,079 shares, Common Stock, $.001 Par Value as of April 15, 2008.

WHITEMARK HOMES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITEMARK HOMES, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$487	$2,025

Total Current Assets	487	2,025

TOTAL ASSETS	$487	$2,025

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Advances payable-related party	$11,872	$3,872
Accounts payable and accrued expenses	41,208	38,600

Total Current Liabilities	53,080	42,472

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock - $0.001 par value; 100,000,000 shares authorized; 21,331,079 shares issued and outstanding	21,332	21,332
Additional paid-in capital	24,110,446	24,110,446
Accumulated deficit	(24,184,371)	(24,172,225)

Total Stockholders' Equity (Deficit)	(52,593)	(40,447)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$487	$2,025

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	From Inception of Development Stage on October 1, 2007 through March 31, 2008

REVENUES	$-	$-	$-
COST OF REVENUES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Sales, general and administrative	12,146	-	53,289

Total Operating Expenses	12,146	-	53,289

INCOME FROM OPERATIONS	(12,146)	-	(53,289)

OTHER INCOME (EXPENSE)

Other income (expense)	-	-	-
Interest expense	-	-	-

Total Other Income (Expense)	-	-	-

LOSS FROM CONTINUING OPERATIONS	(12,146)	-	(53,289)
INCOME (LOSS) FROM
DISCONTINUED OPERATIONS	-	(72,998)	-

NET (LOSS)	$(12,146)	$(72,998)	$(53,289)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,331,079	21,413,398

The accompanying notes are a integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2005	21,657,467	$21,657	$24,106,069	$(22,681,345)	$1,446,381

Stock issued under dividend reinvestment program	12,128	12	2,178	-	2,190

Dividends payable	-	-	-	(1,492,361)	(1,492,361)

Net income for the year ended December 31, 2006	-	-	-	1,060,591	1,060,591

Balance, December 31, 2006	21,669,595	21,669	24,108,247	(23,113,115)	1,016,801

Stock cancelled pursuant to lawsuit settlement	(350,000)	(350)	350	-	-

Stock issued under dividend reinvestment program	11,484	13	1,849	-	1,862

Net loss for the year ended December 31, 2007	-	-	-	(1,059,110)	(1,059,110)

Balance, December 31, 2007	21,331,079	21,332	24,110,446	(24,172,225)	(40,447)

Net loss for the three months ended March 31, 2008	-	-	-	(12,146)	(12,146)

Balance, March 31, 2008	21,331,079	$21,332	$24,110,446	$(24,184,371)	$(52,593)

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	From Inception of Development Stage on October 1, 2007 through March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(12,146)	$(72,998)	$(53,289)
Adjustments to reconcile net income (loss) to net cash provided for (used by) operating activities:
Discontinued operations	-	502,698	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,608	-	41,208

Net Cash Provided (Used) by Operating Activities	(9,538)	429,700	(12,081)

CASH FLOWS FROM FINANCING ACTIVITIES

Discontinued operations	-	(2,090,033)	-
Proceeds from advances payable-related party	8,000	-	11,872
Proceeds from stock issuance	-	1,230	-

Net Cash Provided by Financing Activities	8,000	(2,088,803)	11,872

NET INCREASE (DECREASE) IN CASH	(1,538)	(1,659,103)	(209)

CASH AT BEGINNING OF PERIOD	2,025	2,542,475	696

CASH AT END OF PERIOD	$487	$883,372	$487

SUPPLEMENTAL DISCLOSURES:

Cash Paid For:
Income Taxes	$-	$75,886	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management’s plans include merging with or acquiring an existing operating company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to Whitemark Homes, Inc. which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The Company currently has no business operations and is seeking a merger with an existing operating company. On January, 28, 2008, Whitemark Homes, Inc signed a letter of intent to acquire Metiscan Holdings, Inc. a holding company that operates through its wholly owned subsidiary Metiscan Technologies, Inc. headquartered in Dallas, TX. Metiscan Technologies is a national provider of products and services that streamline the management and operations support of diagnostic imaging facilities, radiology groups, in-office imaging departments, small hospitals, and physician practices. This non-binding letter of intent outlines that Metiscan Technologies would be the operating business of Whitemark Homes going forward. Although preliminary terms have been agreed to, the companies are still in the process of negotiating the definitive agreement and there is no assurance that these negotiations will result in a completed transaction.

Liquidity and Capital Resources

Cash flow from operations for the three months ended March 31, 2008 was a negative amount of approximately $9,500.  The cash flow from financing activities, was a positive amount of approximately $8,000 which was a result of the loans from the controlling shareholder. As of March 31, 2008, the Company had outstanding borrowings of approximately $11,872. This is an increase of approximately $8,000 from December 31, 2007.

The Company historically financed its projects with project specific acquisition, development and construction loans. These loans were secured by each project and were drawn down and repaid based on the progress of the project. The Company was unable to secure financing to acquire new parcels of land for development and has discontinued its home building operations. As a result, the Company has completed the final project. The company now either looks to be acquired or acquire an operating company.

As of March 31, 2008, the Company had cash on hand of approximately $487. This amount is not sufficient to meet its minimal operating expenses for the next twelve months. The Company expects to continue to borrow funds from its principle shareholder for the foreseeable future

Results of Operations for the three months ended March 31, 2008

The Company had no revenues from continuing operations curing the three months ended March 31, 2008. The Company currently has no source of revenues identified for 2008.

General and administrative expenses for the quarter ended March 31, 2008 were $12,146. For the three months ended March 31, 2007 all of the Company’s operations were discontinued. General and administrative expenses were primarily legal, accounting, and other expenses incurred to maintain the Company’s filings with the SEC.

A loss from operations of $12,146 was incurred for the quarter ended March 31, 2008 versus loss of $72,998 from discontinued operations in the quarter ended March 31, 2007.

Item 3. Controls and Procedures

(A)  Evaluation Of Disclosure Controls And Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to officers who certify the Company’s financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer (one individual), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer (one individual) concluded that the Company’s disclosure controls and procedures were not effective. Due to the fact the Company has no operating business and no revenue, the Company has not taken any remedial actions.

(B)	Changes In Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

There have not been changes in the Company’s internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Shares

During the three months ended March 31, 2008, the Company did not issue any securities.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

On January 7, 2008, the Company filed a Current Report on 8-K announcing that effective October 31, 2007, Tedder, James, Worden & Associates, P.A. resigned as the Company’s independent registered public accounting firm and that on November 19, 2007, the Company engaged Moore & Associates, Chartered as its independent registered public accounting firm.

Item 6: Exhibits
(a.)	Exhibits

3.1	Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000 (incorporated by reference)
3.2	By-Laws previously filed with the SEC (incorporated by reference)
10.1	Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)
10.2	Global Settlement Agreement (filed as a part of Form 8-K on April 29, 2003 (incorporated by reference)
10.3	As previously filed in the company’s 10Q SB for the period ended March 31, 2007 21.1 Subsidiaries of registrant (filed with 2002 Form 10-KSB, incorporated by reference)
31.1	Certification by Chief Executive Officer and Acting Principal Financial Officer (one individual) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Whitemark Homes, Inc. has duly caused this report to be signed on its behalf by the undersigned, on May 20, 2008.

WHITEMARK HOMES, INC.

Date: May 20, 2008

/s/ Douglas Kanter
Douglas Kanter
Chief Executive Officer,
President, and Acting Chief Financial Officer