Form 10-Q
period 2008-06-30
WHITEMARK HOMES INC
filed 2008-07-14
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,331,079 shares, Common Stock, $.001 Par Value as of June 30, 2008.

WHITEMARK HOMES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITEMARK HOMES, INC.
(A Development Stage Company)
 Balance Sheets
ASSETS

	June 30, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$444	$2,025
Total Current Assets	444	2,025
TOTAL ASSETS	$444	$2,025
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Advances payable-related party	$25,372	$3,872
Accounts payable and accrued
expenses	42,520	38,600
Total Current Liabilities	67,892	42,472
STOCKHOLDERS' EQUITY
(DEFICIT)
Common stock - $0.001 par
value; 100,000,000
shares authorized;
21,331,079
shares issued and
outstanding	21,332	21,332
Additional paid-in capital	24,110,446	24,110,446
Accumulated deficit	(24,199,226)	(24,172,225)
Total Stockholders' Equity
(Deficit)	(67,448)	(40,447)
TOTAL LIABILITIES AND
STOCKHOLDERS'
EQUITY (DEFICIT)	$444	$2,025

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	From Inception of Development Stage on October 1, 2007 through June 30, 2008

REVENUES	$-	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES
Sales, general and administrative	14,855	-	27,001	-	68,144
Total Operating Expenses	14,855	-	27,001	-	68,144

INCOME FROM OPERATIONS	(14,855)	-	(27,001)	-	(68,144)
OTHER INCOME (EXPENSE)
Other income (expense)	-	-	-	-	-
Interest expense	-	-	-	-	-
Total Other Income (Expense)	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(14,855)	-	(27,001)	-	(68,144)
INCOME (LOSS) FROM
DISCONTINUED OPERATIONS	-	(198,047)	-	(271,045)	-
NET (LOSS)	$(14,855)	$(198,047)	$(27,001)	$(271,045)	$(68,144)
BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)
BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	21,331,079	21,330,481	21,331,079	21,376,411

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balances at December 31, 2005	21,657,467	$21,657	$24,106,069	$(22,681,345)	$1,446,381

Stock issued under dividend	12,128	12	2,178	-	2,190
reinvestment program
Dividends payable	-	-	-	(1,492,361)	(1,492,361)
Net income for the year
ended December 31, 2006	-	-	-	1,060,591	1,060,591

Balance, December 31, 2006	21,669,595	21,669	24,108,247	(23,113,115)	1,016,801
Stock cancelled pursuant to
lawsuit settlement	(350,000)	(350)	350	-	-
Stock issued under dividend	11,484	13	1,849	-	1,862
reinvestment program
Net loss for the year
ended December 31, 2007	-	-	-	(1,059,110)	(1,059,110)
Balance, December 31, 2007	21,331,079	21,332	24,110,446	(24,172,225)	(40,447)
Net loss for the six months
ended June 30, 2008	-	-	-	(27,001)	(27,001)
Balance, June 30, 2008	21,331,079	$21,332	$24,110,446	$(24,199,226)	$(67,448)

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC.
 (A Development Stage Company)
Statements of Cash Flows
 (unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,	From Inception of Development Stage on October 1, 2007 through June 30
	2008	2007	2008
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(27,001)	$(271,045)	$(68,144)
Adjustments to reconcile net income
(loss) to net cash provided for (used by)
operating activities:
Discontinued operations	-	(19,640)	-
Changes in operating assets and liabilities:
Accounts payable and accrued
expenses	3,920	-	42,520
Net Cash Provided (Used) by
Operating Activities	(23,081)	(290,685)	(25,624)
CASH FLOWS FROM
FINANCING ACTIVITIES
Discontinued operations	-	(2,091,081)	-
Proceeds from advances payable-related
party	21,500	-	25,372
Proceeds from stock issuance	-	1,447	-
Net Cash Provided by
Financing Activities	21,500	(2,089,634)	25,372
NET INCREASE(DECREASE) IN CASH	(1,581)	(2,380,319)	(252)
CASH AT BEGINNING OF PERIOD	2,025	2,542,475	696
CASH AT END OF PERIOD	$444	$162,156	$444
SUPPLEMENTAL DISCLOSURES:
Cash Paid For:
Income Taxes	$-	$85,361	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full years.

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

Liquidity and Capital Resources

Cash flow from operations for the six months ended June 30, 2008 was a negative amount of approximately $23,000.  The cash flow from financing activities, was a positive amount of approximately $21,500 which was a result of the loans from the controlling shareholder. As of June 30, 2008, the Company had outstanding borrowings of approximately $25,372. This is an increase of approximately $21,500 from December 31, 2007.

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

As of June 30, 2008, the Company had cash on hand of approximately $444. This amount is not sufficient to meet its minimal operating expenses for the next twelve months. The Company expects to continue to borrow funds from its principle shareholder for the foreseeable future

Results of Operations for the three months ended June 30, 2008

The Company had no revenues from continuing operations during the three months ended June 30, 2008. The Company currently has no source of revenues identified for 2008.

General and administrative expenses for the quarter ended June 30, 2008 were $14,855. For the three months ended June 30, 2007 all of the Company’s operations were discontinued. General and administrative expenses were primarily legal, accounting, and other expenses incurred to maintain the Company’s filings with the SEC.

A loss from operations of $14,855 was incurred for the quarter ended June 30, 2008 versus loss of $198,047 from discontinued operations in the quarter ended June 30, 2007.

Results of Operations for the six months ended June 30, 2008

The Company had no revenues from continuing operations curing the six months ended June 30, 2008. The Company currently has no source of revenues identified for 2008.

General and administrative expenses for the six months ended June 30, 2008 were $27,001. For the six months ended June 30, 2007 all of the Company’s operations were discontinued. General and administrative expenses were primarily legal, accounting, and other expenses incurred to maintain the Company’s filings with the SEC.

A loss from operations of $27,001 was incurred for the six months ended June 30, 2008 versus loss of $271,045 from discontinued operations in the six months ended June 30, 2007.

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

There have not been changes in the Company’s internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:     Legal Proceedings

None.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Shares

During the three months ended June 30, 2008, the Company did not issue any securities.

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

Item 6:     Exhibits

                (a.) Exhibits
3.1	Articles of Incorporation (amended) filed as a part of Form 10-Q/A on November 30, 2000 (incorporated by reference)

3.2	By-Laws previously filed with the SEC (incorporated by reference)

10.1	Agreement for Exchange of Corporate Stock previously filed as a part of the Form 8-K on November 23, 2001 (incorporated by reference)

10.2	Global Settlement Agreement (filed as a part of Form 8-K on April 29, 2003 (incorporated by reference)

10.3	As previously filed in the Company’s 10Q SB for the period ended June 30, 2007

21.1	Subsidiaries of registrant (filed with 2002 Form 10-KSB, incorporated by reference)

31.1	Certification by Chief Executive Officer and Acting Principal Financial Officer (one individual) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Acting Principal Financial Officer (one individual) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Whitemark Homes, Inc. has duly caused this report to be signed on its behalf by the undersigned, on July 14, 2008.

WHITEMARK HOMES, INC.

Date: July 14, 2008

	By:	/s/ Douglas Kanter
Douglas Kanter
Chief Executive Officer, President, and Acting Chief Financial Officer