Form 10KSB/A
period 2007-12-31
WHITEMARK HOMES INC
filed 2008-09-02
CIK 42284

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒      No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒        No   ☐

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

Whitemark Homes, Inc.
Form 10-KSB for the fiscal year ended December 31, 2007

- i -

PART I

Item 1.	Description of Business

General

Whitemark Homes, Inc. (the “Company” or “WTMK” or “Whitemark”) was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. The Company was organized primarily to acquire and hold royalties on oil and gas properties. During 1996 the Company’s name was changed to Golden Triangle Industries, Inc. On June 17, 2000, the Golden Triangle shareholders approved the purchase of Whitemark Homes, Inc. It was determined that, after the acquisition, the Company’s business would be strictly that of Whitemark and that the oil, gas and other extractive businesses would be sold. Therefore, in June 2001 the name of the Company was changed to Whitemark Homes, Inc. to reflect the new business direction. Whitemark has been in the business of developing and constructing high quality residential communities for the past twenty years, with an emphasis on customer satisfaction. Whitemark’s business included the purchase and development of lots through the construction and sale of single family homes, including designing, building and marketing.

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

Common Stock

The only class of equity securities authorized by the Company’s Articles of Incorporation, as amended, is the Company’s common stock, $0.001 par value per share. The Company’s common stock is traded on the OTC Bulletin Board under the symbol “WTMK”. The range of high and low sales prices for each quarter during the last two fiscal years, as quoted on the OTC Bulletin Board for the periods discussed above, is set out in the table that follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Year Ended December 31, 2006		Year Ended December 31, 2007
	High	Low	High	Low

1stQuarter	$.40	$.10	$.15	$.09
2ndQuarter	.64	.12	.13	.10
3rdQuarter	.25	.10	.13	.08
4thQuarter	.20	.10	.11	.05

On March 25, 2008, the price of the stock closed at $0.055 per share as reported on the OTC Bulletin Board.

As of March 25, 2008, there were approximately 6,922 holders of record of the Company’s Common Stock, plus an undetermined number of stockholders who hold their stock in street name.

Dividends

The Company paid a cash dividend of $0.07 per share on its common stock on January 18, 2007, and other than a potential liquidation dividend, the Company does not anticipate the payment of cash dividends in the foreseeable future. Payment of cash dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

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

Compensation Committee Report on Executive Compensation

The Board of Directors delegates responsibility for executive compensation to the Compensation Committee that is presently comprised of two of the directors on the Board, Douglas Kanter and Tom Thomas. The Committee approves all of the policies under which compensation is paid or awarded to the chief executive officer, reviews, and, as required, approves such policies for executive officers, key management, and directors, and oversees the administration of executive compensation programs. The Board of Directors did meet in 2006 to approve the bonuses. The Committee determines compensation for the Chief Executive Officer based on its assessment of the individual performance of the officer, a review of the Company’s operating performance, including but not limited to, earnings per share, cash flow generation, revenues, operating income, and strategic acquisitions, an analysis of total returns to shareholders relative to total returns generated by comparable public companies and a review of compensation of the chief executive officers of companies with businesses of comparable size.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

General Overview

The Company developed real estate and built homes. The Company is no longer developing any real estate. The Company intends to attempt to be acquired or to acquire an operating company.

Liquidity and Capital Resources

The Company’s financing needs were provided through cash flows from operations, bank borrowings, and private and public debt and equity markets. Cash flow from operations were positive in 2006 due to the selling of the lots from our developments. During 2007 cash flow was negative as the Company liquidated its assets and paid off its liabilities.

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

Disclosure Regarding Forward-Looking Statements

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements.

Where this Form 10-KSB/A includes “forward-looking” statements, the Company desires to take advantage of the “safe harbor” provisions of the Act. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. Forward-looking statements reflect the Company’s current views with respect to future events and financial performance and are not guarantees of future performance. The Company has no specific intention to update these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

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

See the Consolidated Financial Statements beginning on page F-1 immediately following the signature page of this Form 10-KSB/A.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management, including our Chief Executive Officer and Acting Chief Financial Officer (one individual) assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting was not effective based on those criteria.

The determination of ineffective internal control is based upon the lack of separation of duties. Our entire management is comprised of one individual. It is impossible to create a system of checks and balances with oversight in this circumstance. It is management’s intention to bring additional people into the management team. Once there are more members of management, responsibilities can be divided and oversight roles created.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer (one individual), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Acting Financial Officer (one individual) concluded that our disclosure controls and procedures were effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Directors

The Board of Directors of the Company (the Board) presently consists of three members. Each director is elected at the annual meeting of shareholders to hold office until the next annual meeting of shareholders and until his/her successor has been elected and qualified. Serving as directors as of April 14, 2008 were: Douglas Kanter, Barry Reese, and Tom Thomas. The following table sets forth information concerning the persons currently serving as directors of the Company.

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

There are no family relationships between the Company’s officers and directors.

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

Barry Reese (Director): Mr. Reese has owned and operated Danielson Plumbing LLC since 1992. Mr. Reese has been a State of Florida certified plumbing contractor since 1992 and has been in good standing with the Florida Department of Business and Professional Regulation Construction Industry Licensing Board since 1985.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers and persons holding more than 10% of the Company’s common stock must report their initial ownership of the common stock and any changes in that ownership in reports which must be filed with the SEC and the Company. The SEC has designated specific deadlines for these reports and the Company must identify those persons who did not file these reports when due. Based solely on a review of reports filed with the Company, all reports regarding transactions in the Company’s securities required to be filed for 2006 by Section 16(a) under the Securities Exchange Act of 1934, were filed.

Code of Ethics

On April 8, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to Form 10-KSB/A for the year ended December 31, 2003.

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

Item 10.  Executive Compensation

The following table sets forth certain information as to the Company’s Chief Executive Officer for the past two fiscal years. There is no other compensation to other officers or employees that would require disclosure under this item.

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

The following table sets forth certain information regarding ownership of the Company’s common stock as of March 25, 2008 with respect to (1) each person known by the Company to own beneficially more than 5% of the Company’s common stock, (2) each of the Company’s directors, and (3) all directors and officers of the Company as a group. The title of class is common stock, $.001 par value.

Name and Address of Stockholder	# of Shares Beneficially Owned	Percent of Class
Douglas Kanter 677 North Washington Blvd. Sarasota, FL 34236	12,311,977	57.71	%*

All directors and officers as group (3 persons)	12,311,977	57.71%

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

(a) Exhibits – The following Exhibits are furnished as a part of this report:

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
$22,010

(1)Audit fees consist of fees for the audit of the Company’s financial statements and review of the financial statements included in the Company’s quarterly reports.

(2)Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHITEMARK HOMES, INC.

September 2, 2008	By:	/s/ Barry Reese
Barry Reese
Chief Executive Officer, President, and
Acting Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry Reese	Chief Executive Officer, President, and	September 2, 2008
Barry Reese	Acting Financial Officer, Director

/s/ John Reese	Director	September 2, 2008
John Reese

WHITEMARK HOMES, INC.
FINANCIAL STATEMENTS
December 31, 2007 and 2006

- F-i -

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of
Whitemark Homes, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006 of Whitemark Homes, Inc. and subsidiaries. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

- F-ii -

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

Moore & Associates Chartered
Las Vegas, Nevada
March 21, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

- F-iii -

WHITEMARK HOMES, INC
(A Development Stage Company)
Balance Sheets

December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,025
Total Current Assets	2,025
TOTAL ASSETS	$2,025

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Advances payable-related party	$3,872
Accrued expenses	38,600
Total Current Liabilities	42,472
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - $0.001 par value; 100,000,000 shares authorized; 21,331,079 shares issued and outstanding	21,332
Additional paid-in capital	24,110,446
Accumulated deficit	(24,172,225)
Total Stockholders’ Equity (Deficit)	(40,447)
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$2,025

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Statements of Operations

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	From Inception of Development Stage on October 1, 2007 through December 31, 2007

REVENUES	$-	$-	$-
COST OF REVENUES	-	-	-
GROSS MARGIN	-	-	-
OPERATING EXPENSES
Sales, general and administrative	41,143	-	41,143
Total Operating Expenses	41,143	-	41,143
INCOME FROM OPERATIONS	(41,143)	-	(41,143)
OTHER INCOME (EXPENSE)
Other income (expense)	-	-	-
Interest expense	-	-	-
Total Other Income (Expense)	-	-	-
LOSS FROM CONTINUING OPERATIONS	(41,143)	-	(41,143)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,017,967)	1,060,591	-
NET INCOME (LOSS)	$(1,059,110)	$1,060,591	$(41,143)
BASIC INCOME (LOSS) PER SHARE	$(0.05)	$0.05
DILUTED INCOME (LOSS) PER SHARE	$(0.05)	$0.05
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,500,337	21,668,622
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,500,337	21,668,622

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2005	21,657,467	$21,657	$24,106,069	$(22,681,345)	$1,446,381
Stock issued under dividend reinvestment program	12,128	12	2,178	-	2,190
Dividends payable	-	-	-	(1,492,361)	(1,492,361)
Net income for the year ended December 31, 2006	-	-	-	1,060,591	1,060,591
Balance, December 31, 2006	21,669,595	21,669	24,108,247	(23,113,115)	1,016,801
Stock cancelled pursuant to lawsuit settlement	(350,000)	(350)	350	-	-
Stock issued under dividend reinvestment program	11,484	13	1,849	-	1,862
Net loss for the year ended December 31, 2007	-	-	-	(1,059,110)	(1,059,110)
Balance, December 31, 2007	21,331,079	$21,332	$24,110,446	$(24,172,225)	$(40,447)

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

Sales of the Company’s homes were made pursuant to a standard contract. The standard contract includes a financing contingency which permits the customer to cancel in the event mortgage financing at prevailing interest rates (including financing arrangements by the Company) is unobtainable within a specified period. The Company reports an undelivered home sale as part of its backlog upon execution of the presales and sales contract, as well as receipt of the down payment.

Summary of Significant Accounting Policies

The Company’s financial statements consist of activities carried on directly and through other entities that are majority owned by the Company. This arrangement is utilized to segregate activities and limit the umbrella liability of the Company.

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

Revenue Recognition:

The Company recognized revenue from all land development activities in accordance with Statement of Financial Accounting Standards No. 66 “Accounting for Sales of Real Estate”. Direct costs were capitalized into land development costs. Interest and property taxes were capitalized as land development costs until projects reached substantial completion. Upon completion of the development phase, interest and property taxes were directly expensed. Revenue for home sales built and financed under a traditional sale arrangement where title for the land and construction passed to the buyer upon completion of the homes and the closing of the sale, is recognized only upon the closing and delivery of the homes to the buyer. The Company also sold land lots to buyers under an agreement in which the Company had agreed to build a home and other improvements for which title to the land and improvements passed to the buyer immediately and the buyer was the obligor under the construction loan. Revenues under this type of arrangement were recognized under the percentage of completion method. Also at times the Company sold land to buyers or other developers at which time revenue was recognized under the full accrual method for land sales as defined in Statement of Financial Accounting Standards No. 66.

Income Taxes:

The Company records income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The Company has incurred net operating losses since inception resulting in a deferred tax asset, for which a valuation allowance was provided since it is more likely than not that the deferred tax asset will not be realized.

Earnings Per Share:

Accounting rules provide for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.

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

Note 6: Income Taxes

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The deferred tax asset is due to the recognition of equity in losses sustained in the Company’s non consolidated investee and the deferred benefit from net operating losses and credit carryforwards.

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