Form 10-Q
period 2008-09-30
WHITEMARK HOMES INC
filed 2008-11-12
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 72,331,079 shares, Common Stock, $.001 Par Value as of September 30, 2008.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITEMARK HOMES, INC.

FINANCIAL STATEMENTS

September 30, 2008 and December 31, 2007

WHITEMARK HOMES, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			of Development
			Stage on
	For the Nine	For the Nine	October 1,
	Months Ended	Months Ended	2007 through
	September 30,	September 30,	September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(34,382)	$(402,247)	$(75,525)
Adjustments to reconcile net income (loss) to net cash provided for (used by) operating activities:
Discontinued operations	-	(48,621)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	10,857	-	49,457

Net Cash Provided (Used) by
Operating Activities	(23,525)	(450,868)	(26,068)

CASH FLOWS FROM FINANCING ACTIVITIES

Discontinued operations	-	(2,090,911)	-
Proceeds from advances payable-related party	21,500	-	25,372
Proceeds from stock issuance	-	-	-

Net Cash Provided by
Financing Activities	21,500	(2,090,911)	25,372

NET INCREASE (DECREASE) IN CASH	(2,025)	(2,541,779)	(696)

CASH AT BEGINNING OF PERIOD	2,025	2,542,475	696

CASH AT END OF PERIOD	$-	$696	$-

SUPPLEMENTAL DISCLOSURES:

Cash Paid For:
Income Taxes	$-	$-	$-
Interest	$-	$94,428	$-

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2005	21,657,467	$21,657	$24,106,069	$(22,681,345)	$1,446,381

Stock issued under dividend reinvestment program	12,128	12	2,178	-	2,190

Dividends payable	-	-	-	(1,492,361)	(1,492,361)

Net income for the year ended December 31, 2006	-	-	-	1,060,591	1,060,591

Balance, December 31, 2006	21,669,595	21,669	24,108,247	(23,113,115)	1,016,801

Stock cancelled pursuant to lawsuit settlement	(350,000)	(350)	350	-	-

Stock issued under dividend reinvestment program	11,484	13	1,849	-	1,862

Net loss for the year ended December 31, 2007	-	-	-	(1,059,110)	(1,059,110)

Balance, December 31, 2007	21,331,079	21,332	24,110,446	(24,172,225)	(40,447)

Net loss for the nine months ended September 30, 2008	-	-	-	(34,382)	(34,382)

Balance, September 30, 2008	21,331,079	$21,332	$24,110,446	$(24,206,607)	$(74,829)

The accompanying notes are an integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

					From Inception
					of Development
					Stage on
	For the Three	For the Three	For the Nine	For the Nine	October 1,
	Months Ended	Months Ended	Months Ended	Months Ended	2007 through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

Sales, general and administrative	7,381	-	34,382	-	75,525

Total Operating Expenses	7,381	-	34,382	-	75,525

INCOME FROM OPERATIONS	(7,381)	-	(34,382)	-	(75,525)

OTHER INCOME (EXPENSE)

Other income (expense)	-	-	-	-	-
Interest expense	-	-	-	-	-

Total Other Income (Expense)	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(7,381)	-	(34,382)	-	(75,525)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(135,098)	-	(402,247)	-

NET (LOSS)	$(7,381)	$(135,098)	$(34,382)	$(402,247)	$(75,525)

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.02)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,331,079	21,331,172	21,331,079	21,362,134

The accompanying notes are a integral part of these financial statements.

WHITEMARK HOMES, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$-	$2,025

Total Current Assets	-	2,025

TOTAL ASSETS	$-	$2,025

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Advances payable-related party	$25,372	$3,872
Accounts payable and accrued expenses	49,457	38,600

Total Current Liabilities	74,829	42,472

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock - $0.001 par value; 100,000,000 shares authorized;72,331,079 and 21,331,079 shares issued and outstanding	21,332	21,332
Additional paid-in capital	24,110,446	24,110,446
Accumulated deficit	(24,206,607)	(24,172,225)

Total Stockholders' Equity (Deficit)	(74,829)	(40,447)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$2,025

The accompanying notes are an integral part of these financial statements.

Whitemark Homes

	Balance
	12/31/2006	Debit	Credit

LAND AND HOME INVENTORY	1,011,238		(470,784)
CASH AND CASH EQUIVALENTS	2,542,475		(1,659,104)
ACCOUNTS RECEIVABLE	154,437		(121,052)
PREPAID EXPENSES	208,838		(4,118)
OTHER ASSETS	51,569		(3,728)

RELATED PARTY ADVANCES PAYABLE	(1,267,214)	597,673
ACCOUNTS PAYABLE	(151,178)	83,620
CASH DIVIDENDS PAYABLE	(1,492,361)	1,492,361
ACCRUED EXPENSES	(31,003)	3,363
HOME SALE DEPOSITS	(10,000)	10,000

COMMON STOCK	(21,669)	340
ADDITIONAL PAID-IN CAPITAL	(24,108,247)		(1,570)
ACCUMULATED DEFICIT	24,173,706

REVENUE	(17,745,938)		(630,000)
COST OF SALES	15,171,685	558,436
SALES, GENERAL, AND ADMINISTRATIVE	1,485,304	201,510
OTHER INCOME	(91,019)		(77,803)
INTEREST EXPENSE	45,377	20,856
INCOME TAX PROVISION	74,000

	-	2,968,159	(2,968,159)

	Balance			Balance			Balance
	3/31/2007	Debit	Credit	6/30/2007	Debit	Credit	9/30/2007

LAND AND HOME INVENTORY	540,454	2,311		542,765		(542,765)	-
CASH AND CASH EQUIVALENTS	883,371		(721,215)	162,156		(161,460)	696
ACCOUNTS RECEIVABLE	33,385			33,385		(33,385)	-
PREPAID EXPENSES	204,720	984,234		1,188,954		(573,584)	615,370
OTHER ASSETS	47,841		(3,730)	44,111		(44,111)	-

RELATED PARTY ADVANCES PAYABLE	(669,541)	1,047		(668,494)	668,494		-
ACCOUNTS PAYABLE	(67,558)		(478,281)	(545,839)	545,839		-
CASH DIVIDENDS PAYABLE	-			-			-
ACCRUED EXPENSES	(27,640)	17,804		(9,836)	9,836		-
HOME SALE DEPOSITS	-			-			-

COMMON STOCK	(21,329)		(2)	(21,331)		(1)	(21,332)
ADDITIONAL PAID-IN CAPITAL	(24,109,817)		(215)	(24,110,032)		(64)	(24,110,096)
ACCUMULATED DEFICIT	23,113,115			23,113,115			23,113,115

REVENUE	(630,000)			(630,000)			(630,000)
COST OF SALES	558,436			558,436			558,436
SALES, GENERAL, AND ADMINISTRATIVE	201,510	223,797		425,307	146,162		564,278
OTHER INCOME	(77,803)		(35,226)	(113,029)		(24,028)	(129,867)
INTEREST EXPENSE	20,856	9,476		30,332	9,067		39,400
INCOME TAX PROVISION	-			-			-

			Balance			Balance
	Debit	Credit	12/31/2007	Debit	Credit	3/31/2008	Debit

LAND AND HOME INVENTORY			-			-
CASH AND CASH EQUIVALENTS	3,872	(2,543)	2,025	-	(1,538)	487	13,500
ACCOUNTS RECEIVABLE			-			-
PREPAID EXPENSES		(615,370)	-		-	-
OTHER ASSETS			-			-

RELATED PARTY ADVANCES PAYABLE		(3,872)	(3,872)		(8,000)	(11,872)
ACCOUNTS PAYABLE			-		(2,608)	(2,608)
CASH DIVIDENDS PAYABLE			-			-
ACCRUED EXPENSES		(38,600)	(38,600)		-	(38,600)
HOME SALE DEPOSITS			-			-

COMMON STOCK			(21,332)			(21,332)
ADDITIONAL PAID-IN CAPITAL		(350)	(24,110,446)		-	(24,110,446)
ACCUMULATED DEFICIT			23,113,115	1,059,110		24,172,225	-

REVENUE			(630,000)	630,000		-	-
COST OF SALES			558,436		(558,436)	-
SALES, GENERAL, AND ADMINISTRATIVE	656,863		1,221,141	12,146	(1,221,141)	12,146	14,855
OTHER INCOME			(129,867)	129,867		-	-
INTEREST EXPENSE			39,400		(39,400)	-
INCOME TAX PROVISION			-			-

	660,735	(660,735)	-	1,831,123	(1,831,123)	-	28,355

		Balance			Balance
	Credit	6/30/2008	Debit	Credit	9/30/2008

LAND AND HOME INVENTORY		-			-
CASH AND CASH EQUIVALENTS	(13,543)	444		(444)	-
ACCOUNTS RECEIVABLE		-			-
PREPAID EXPENSES	-	-			-
OTHER ASSETS		-			-

RELATED PARTY ADVANCES PAYABLE	(13,500)	(25,372)			(25,372)
ACCOUNTS PAYABLE	(1,312)	(3,920)		(4,778)	(8,698)
CASH DIVIDENDS PAYABLE		-			-
ACCRUED EXPENSES	-	(38,600)			(38,600)
HOME SALE DEPOSITS		-			-

COMMON STOCK		(21,332)			(21,332)
ADDITIONAL PAID-IN CAPITAL	-	(24,110,446)			(24,110,446)
ACCUMULATED DEFICIT		24,172,225			24,172,225

REVENUE		-			-
COST OF SALES	-	-			-
SALES, GENERAL, AND ADMINISTRATIVE	-	27,001	5,222		32,223
OTHER INCOME		-			-
INTEREST EXPENSE	-	-			-
INCOME TAX PROVISION		-			-

	(28,355)	-	5,222	(5,222)	-

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full years.

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

On July 31, 2008 the registrant filed a Form 8-K reporting that on July 25, 2008 the registrant entered into a Securities Exchange Agreement (the “Agreement”) among the registrant, Blue Sky Oil and Gas Corp. (“Blue Sky”), shareholders of Blue Sky, and TMK Holdings, Inc (“TMK”). Pursuant to the Agreement, TMK deposited 12,311,977 shares of the registrant’s Common Stock in escrow. In addition, shares of such stock will be issued to shareholders of Blue Sky, which will also be held in escrow. Subject to the satisfaction of certain conditions, including payments of $1,150,000, Blue Sky will become a wholly-owned subsidiary of the registrant. The foregoing discussion is not a complete description of the Agreement or the transactions contemplated thereby and reference is made to that Agreement, which is filed as Exhibit 2.1 that 8-K report, and is hereby incorporated by reference for a statement of the terms hereof.

The Form 8-K Report also reported that on July 25, 2008 the Board of Directors elected two new directors designated by Blue Sky: John Reese and Gurjit Kooner and Messers. Douglas Kanter and Owen B. Thomas resigned as directors and Mr. Kanter resigned as President. Barry Reese remained a director and on July 28, 2008 was elected President of the Company. Barry Reese and John Reese are brothers.

The conditions of the Agreement required for a closing have not been satisfied and there is no assurance that they will be. However, on July 28,2008 the registrant issued a certificate for 51,000,000 shares registered in the name of 679600 Alberta Ltd. (the “Alberta Shares”). The Alberta Shares are being held in escrow. If the transaction under the Agreement does not close, it is the issuer’s intention to cancel the certificate for the 51,000,00 shares.

Liquidity and Capital Resources

Cash flow from operations for the nine months ended September 30, 2008 was a negative amount of approximately $23,525.  The cash flow from financing activities, was a positive amount of approximately $21,500 which was a result of loans. As of September 30, 2008, the Company had outstanding indebtedness of approximately $74,829. This is an increase of approximately $32,357 from December 31, 2007.

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

As of September 30, 2008, the Company had no cash on hand. This amount is not sufficient to meet its minimal operating expenses for the next twelve months. The Company expects to continue to borrow funds for the foreseeable future.

Results of Operations for the nine months ended September 30, 2008

The Company had no revenues from continuing operations during the nine months ended September 30, 2008. The Company currently has no source of revenues identified for 2008.

General and administrative expenses for the quarter September 30, 2008 were approximately $7,381. For the three months ended June 30, 2007 all of the Company’s operations were discontinued.

A loss from operations of $7,381 was incurred for the quarter ended September 30, 2008 versus loss of $198,047 from discontinued operations for the nine months ended September 30, 2007.

Results of Operations for the nine months ended September 30, 2008

The Company had no revenues from continuing operations curing the nine months ended September 30, 2008. The Company currently has no source of revenues identified for 2008.

General and administrative expenses for the nine months ended September 30, 2008 were $34,382. For the nine months ended September 30, 2007 all of the Company’s operations were discontinued. General and administrative expenses were primarily legal, accounting, and other expenses incurred to maintain the Company’s filings with the SEC.

A loss from operations of $34,382 was incurred for the nine months ended September 30, 2008 versus loss of $402,247 from discontinued operations in the nine months ended September 30, 2007.

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

(B) Changes In Internal Control over Financial Reporting

Our management, including our Chief Executive Officer who is also Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

There have not been changes in the Company’s internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

RIDER 10A

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Shares

During the nine months ended September 30, 2008 the registrant issued 51,000,000 shares to 679600 Alberta Ltd. in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”)

Item 3: Defaults Upon Senior Securities

The Company is in default in payment of a $500,000 note registered in the name of TMK Holdings, Inc, which was entered as part if the Agreement.

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

Item 6: Exhibits

24.1 Order Granting Approval of 3(a) 10 Settlement

31.1	Certification by Chief Executive Officer and Acting Principal Financial Officer (one individual) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Acting Principal Financial Officer (one individual) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Whitemark Homes, Inc. has duly caused this report to be signed on its behalf by the undersigned, on November 10, 2008.

WHITEMARK HOMES, INC.
By:	/s/ Barry Reese
Barry Reese
Chief Executive Officer, President, and Acting Chief Financial Officer