Form 10-K
period 2009-12-31
WHITEMARK HOMES INC
filed 2012-05-09
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:   0-32501

Whitemark Homes, Inc.
(Exact name of registrant as specified in its charter)

Colorado	25-1302097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7350 So. Tamiami Trail, Suite 64 Sarasota, FL	34231
(Address of principal executive offices)	(Zip Code)

(941) 952-5885
Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No  ☐

The aggregate market value of the Common Stock of Whitemark Homes, Inc. held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter June 30, 2011: (72,267,153 shares) based on the closing price of the common stock of $0.0017 was $122,854.

As of February 21, 2012 there were 97,962,131 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K and the documents we incorporate by reference contain certain forward-looking statements that involve a number of risks and uncertainties.  These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K to conform them to actual results. We do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors.”

We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Form 10-K and the documents we incorporate by reference might not occur.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Act.

You should carefully read this Form 10-K and the documents incorporated by reference in their entirety. They contain information that you should consider when making your investment decision.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Whitemark Homes, Inc. (the “Company” or “WTMK” or “Whitemark”) was incorporated under the name Golden Triangle Royalty & Oil, Inc. on July 30, 1975 under the laws of the State of Colorado. The Company was organized primarily to acquire and hold royalties on oil and gas properties. During 1996 the Company’s name was changed to Golden Triangle Industries, Inc. On June 17, 2000, the Golden Triangle shareholders approved the purchase of Whitemark Homes, Inc. It was determined that, after the acquisition, the Company’s business would be strictly that of Whitemark and that the oil, gas and other extractive businesses would be sold. Therefore, in June 2001 the name of the Company was changed to Whitemark Homes, Inc. to reflect the new business direction and Whitemark operated the business of developing and constructing residential communities until 2007. The Company had 2 remaining houses to sell at June 30, 2007. The Company experienced significant difficulty in obtaining financing for projects, acquisitions and construction. The lenders which did provide financing, usually required the personal guarantee of the Company’s former President, Larry White.  Mr. White resigned from the Company on July 27, 2005. After Mr. White’s resignation, no other person, including management at the time would or could provide sufficient personal guarantees to the Company’s lenders.  As a result of the Company’s difficulty in obtaining financing for new project acquisitions, the Company completed its final project and ceased operations.

Effective August 22, 2007, Larry and Patricia White (the “Whites”) sold to TMK Holdings, Inc. a Nevada Corporation (“TMK”) 13,311,977 shares of common stock of Whitemark Homes, Inc., a Colorado Corporation (the “Company”) for a purchase price equal to $250,000. The shares of common stock purchased by TMK from the Whites represented 62.43% of the Company’s issued and outstanding common stock of the Company. Mr. Douglas Kanter was the sole officer and director of TMK and became the President of the Company.  Also on August 22, 2007 our current sole officer and director Barry Reese was appointed.

On July 25, 2008 the registrant entered into a Securities Exchange Agreement (the “Agreement”) among the registrant, Blue Sky Oil and Gas Corp. (“Blue Sky”), shareholders of Blue Sky, and TMK Holdings, Inc (“TMK”). Pursuant to the Agreement, TMK deposited 12,311,977 shares of the registrant’s Common Stock in escrow.  Additional shares of such stock were to be issued to shareholders of Blue Sky. Subject to the satisfaction of conditions set forth in the Agreement Blue Sky would have become a wholly-owned subsidiary of the registrant.  Also on July 25, 2008 the Board of Directors elected two new directors designated by Blue Sky: John Reese and Gurjit Kooner.  Messers. Douglas Kanter and Owen B. Thomas resigned as directors and Mr. Kanter resigned as President.   Barry Reese remained a director and on July 28, 2008 was elected President of the Company. Barry Reese and John Reese are brothers.  Also on July 28, 2008 the registrant issued a certificate for 51,000,000 shares registered in the name of 679600 Alberta Ltd. (the “Alberta Shares”). The Alberta Shares were also held in escrow.  The Agreement did not close and these escrowed certificates were returned to the Company and cancelled.   The Agreement did not close due to the Company’s inability to maintain its SEC reporting.  The 12,311,977 shares held in escrow have been released to TMK.  In addition, 25,618,238 shares of common stock issued to shareholders of Blue Sky prior to abandonment of the Agreement were not returned upon abandonment.  Due to cost and other considerations of pursuing the return of these common shares, the Company authorized the issuance of these common shares.

On January 20, 2009, the Board of Directors approved the engagement of the accounting firm of Salberg & Company, P.A. (“Salberg”) and on September 22, 2010 engaged the accounting  firm of Salberg & Company, P.A. (“Salberg”) to audit the consolidated balance sheets of the Company and its subsidiaries at December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2009.

Due to a lack of capital, the Company fell delinquent in its Securities Exchange Act filings.  During 2010 and 2011, the Company issued convertible notes payable in the amount of $127,492 as of December 31, 2011 in order to finance the filing of its delinquent reports and pursue its business plan of being a Shell Company.  The notes are convertible into common stock at a price per share equal to the average of the lowest three trading prices for the Common Stock during the twenty trading day period prior to the conversion date.

On January 1, 2010, the Company entered into a 24-month consulting agreement (the “Consulting Agreement”) with a consultant (the “Consultant”) for business development services. In connection with the consulting agreement, the Company agreed to pay the Consultant an aggregate of $80,000 which payment shall be evidenced by a convertible promissory note (the “Convertible Note”) in the amount of $80,000. The Consulting Agreement terminated at December 31, 2011. The convertible promissory note is unsecured and was due on January 1, 2012. This Convertible Note does not accrue any interest during the term of this Note, and until 5 business days after the Maturity Date. Thereafter the Convertible Note bears interest at the rate of 15% per annum, which interest shall begin accruing after such fifth day following the Maturity Date, until this Note is paid in full. Interest will be computed on the basis of a 360-day year. The Convertible Note (and any accrued and unpaid interest) shall be convertible into shares of the Company’s common stock from time to time, at the sole option of the Payee until such Note is paid in full, upon 5 days written notice from the Payee to the Company of the Payee's desire to convert the Convertible Note into shares of common stock at the rate of one share of the Company’s common stock for each $0.001 owed to Payee pursuant to the Convertible Note. In connection with this Consulting Agreement, the Company recorded a prepaid expense of $80,000 which will be amortized over the contract term.

In order for the all of the convertible debt to effectively become convertible, the Company must hold a shareholder meeting to approve a reverse split of the outstanding common stock and an amendment to the Articles of Incorporation increasing the authorized capital of the Company.  It is the Company’s intent to call such meeting during the first quarter of fiscal 2012.

The current business plan of the Company is to locate and complete a reorganization or acquisition agreement with a business entity.  The transaction will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

We believe our business plan provides a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

ITEM 1A.  RISK FACTORS

N/A

ITEM 1B   UNRESOLVED STAFF COMMENTS

N/A

ITEM 2.   DESCRIPTION OF PROPERTIES

The Company’s offices are provided by its President at no cost to the Company.

ITEM 3.   LEGAL PROCEEDINGS

NONE

ITEM 4.   MINE SAFETY DISCLOSURE

N/A

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The only class of equity securities authorized by the Company's Articles of Incorporation, as amended, is 100,000,000 shares common stock, $0.001 par value per share. As of the date of this report, there are 97,962,131 shares of common stock outstanding.  WTMK has ten outstanding notes payable in the aggregate principal amount of $271,386 as of December 31, 2011.  One $80,000 note bears no interest and is convertible at $0.001 per share.  $127,492 of the outstanding notes is convertible into common stock at the average of the three lowest trading prices for the common stock over the 20 trading days prior to a notice of conversion.  The Company cannot at present honor any conversion rights as of the date of this filing as it does not have sufficient authorized and unissued common stock to complete any conversions.  It is our intent to hold a shareholder meeting as soon as possible to request authorization for a reverse split of the outstanding common stock and an increase in the number of authorized common stock to 500,000,000 shares.

The Company's common stock may be traded on an unsolicited basis on the OTC Markets under the symbol “WTMK”.  However there are no market makers and there is no market for the common stock.

As of the date of this report there were approximately 6,922 holders of record of the Company's Common Stock, plus an undetermined number of stockholders who hold their stock in street name.

No dividends on outstanding common stock have been paid within the last two (2) fiscal years or during any interim periods. We do not anticipate or intend to pay any dividends in the foreseeable future.

As of the date of this report the Company does not have any securities authorized for issuance under Equity Compensation Plans.

ITEM 6.  SELECTED FINANCIAL DATA

N/A

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

The Company intends to maintain its corporate existence and file its required reports pursuant to the Securities Exchange Act  34 and seek out other business opportunities for the Company, including but not limited to reorganization with a privately held business seeking to utilize the Company's status as registered under the Exchange Act.  It is our intent to hold a shareholder meeting as soon as possible to request authorization for a reverse split of the outstanding common stock and an increase in the number of authorized common stock to 500,000,000 shares.

We need additional funding to achieve our plan of operation and to pay for the costs associated with being a public company, including compliance with proxy and shareholder meeting rules and ongoing reviews audits of our financial statements. In the past we have relied on loans to fund our operations, however, we have no written or firm agreement regarding financing.  We estimate requiring approximately $10,000 to $15,000 to complete our shareholder meeting which is primarily the cost of distribution of meeting material to our approximately 7,000 shareholders and legal fees.

As a shell company as defined by in Rule 12b-2 of the Exchange Act, at such time we enter into a reorganization agreement with a privately held business, we Company must file a Form 8-K Current report containing information similar to that of an Exchange Act Registration Statement on Form 10 for any reorganization whereby the Company will commence operations including a description of the transaction, the new business, its management, its financial statements and other information.

Liquidity, Capital Resources and Results of Operations

As of December 31, 2011, the Company had $5,380 in cash and $729,139 in total liabilities compared to $5,380 in cash and $40,000 of prepaid expenses in 2010.  This was prepaid to consultant in the form of an $80,000 promissory note as compensation for services for corporate planning for the twelve months ended December 31, 2010. The note was recorded as a liability along with an offsetting prepaid expense and amortized over 24 months.  We had an accumulated deficit of $28,058,711 at December 31, 2011 and $27,846,380 at December 31, 2010.  We have had no revenue since 2007.  Our operating expenses for 2011 were executive and consultant compensation of $145,000.  We also paid legal and accounting professional fees of $11,737 for fiscal 2011.  Operating expenses for 2010 were executive and consultant compensation of $160,000.  We also paid legal and accounting professional fees of $141,974 for fiscal 2010.   Our loss for 2011 was $212,331 and $354,268 for 2010.

WTMK has ten outstanding notes payable in the aggregate principal amount of $271,386 as of December 31, 2011.  $80,000 bears no interest and is convertible at $0.001 per share.  $191,386 of outstanding principal accrues interest at 8% to 9% per annum.   $127,492 of this debt is convertible into common stock at the average of the three lowest trading prices for the common stock over the 20 trading days prior to a notice of conversion.  Until such time as our common stock is quoted on a recognized securities market, any conversion price would be as mutually agreed by us and the converting note holder.  The Company cannot at present honor any conversion rights as of the date of this filing as it does not have sufficient authorized and unissued common stock to complete any conversions.   $143,894 of principal on three notes is in default as of December 31, 2011.  The remaining notes are payable on demand.

As of December 31, 2009, the Company had $5,495 in cash and $242,655 in total liabilities compared to $5,495 in cash and $104,946 in total liabilities as of December 31, 2008.  We had an accumulated deficit of $27,156,990 at December 31, 2009 and $27,022,890 at December 31, 2008.  We have had no revenue since 2007.  Our operating expenses for the fiscal year ended December 31, 2009 were compensation of $120,013 compared to $14,795 for the fiscal year ended December 31, 2008.  The 2009 compensation expenses were primarily $60,000 in accrued salary and $58,513 in stock-based compensation.  We also paid legal and accounting professional fees of $99,697 for fiscal 2009 compared to $42,770 for fiscal 2008.   Our loss for the fiscal year ended December 31, 2009 was $469,222 which included a $246,454 loss on settlement of debt.  Our loss for the fiscal year ended December 31, 2008 was $2,850,665 which include a loss of $2,791,661 from the abandonment of the July 25, 2008 Securities Exchange Agreement with Blue Sky Oil and Gas Corp.  We received $63,360 in note payable proceeds during the fiscal year ended December 31, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A

ITEM 8.     FINANCIAL STATEMENTS

WHITEMARK HOMES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets:
As of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations:
For the Years Ended December 31, 2009 and 2008	F-4

Consolidated Statements of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows:
For the Years Ended December 31, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders'
of Whitemark Homes, Inc.

We have audited the accompanying consolidated balance sheets of Whitemark Homes, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitemark Homes, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has net losses and net cash used in operations in 2009 of $469,222 and $64,000, respectively, and has accumulated losses from operations of approximately $27.5 million, a working capital deficiency of approximately $237,000 and a stockholders’ deficiency of approximately $237,000 at December 31, 2009. Additionally, the Company is inactive as of December 31, 2009, currently has no operations or sources of revenue and was in default on certain promissory notes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
February 17, 2012

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com.info@salbergco.com
Member National Association of Certified Valuation Analysts. Registered with the PCAOB
Member CPA Connect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

Current Assets:
Cash	$5,495	$5,495

Total Current Assets	5,495	5,495

Total Assets	$5,495	$5,495

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Notes payable	$63,894	$-
Accounts payable	55,566	46,684
Accrued salaries	91,309	31,310
Accrued expenses	30,166	25,872
Due to related party	1,720	1,080

Total Current Liabilities	242,655	104,946

Total Liabilities	242,655	104,946

Stockholders' Deficit:
Common stock $.001 par value; 100,000,000 shares authorized;
97,962,131 and 46,949,317 shares issued and outstanding at
December 31, 2009 and 2008, respectively	97,962	46,949
Additional paid-in capital	27,156,990	26,876,490
Accumulated deficit	(27,492,112)	(27,022,890)

Total Stockholders' Deficit	(237,160)	(99,451)

Total Liabilities and Stockholders' Deficit	$5,495	$5,495

See accompanying notes to the consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2009	2008

REVENUES	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	120,013	14,795
Professional fees	99,697	42,770
Other general and administrative	2,301	1,816

Total Operating Expenses	222,011	59,381

LOSS FROM OPERATIONS	(222,011)	(59,381)

OTHER INCOME (EXPENSES):
Interest income	1	377
Interest expense	(758)	-
Loss from abandonment of acquisition	-	(2,791,661)
Loss from settlement of debt	(246,454)	-

Total Other Income (Expenses)	(247,211)	(2,791,284)

NET LOSS	$(469,222)	$(2,850,665)

Net Loss per Common Share:
Basic and diluted	$(0.01)	$(0.09)

Weighted Average Shares Outstanding:
Basic and diluted	49,753,738	31,800,882

See accompanying notes to the consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2009 and 2008

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2007	21,331,079	$21,332	$24,110,446	$(24,172,225)	$(40,447)

Shares issued in connection with abandoned acquisiiton	25,618,238	25,617	2,766,044	-	2,791,661

Net loss for the year	-	-	-	(2,850,665)	(2,850,665)

Balance, December 31, 2008	46,949,317	46,949	26,876,490	(27,022,890)	(99,451)

Common stock issued for services	9,012,814	9,013	49,500	-	58,513

Common stock issued for debt	42,000,000	42,000	231,000	-	273,000

Net loss for the year	-	-	-	(469,222)	(469,222)

Balance, December 31, 2009	97,962,131	$97,962	$27,156,990	$(27,492,112)	$(237,160)

See accompanying notes to the consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(469,222)	$(2,850,665)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Common stock issued for services	58,513	-
Loss from settlement of debt	246,454	-
Loss from abandonment of acquisition	-	2,791,661
Changes in assets and liabilities:
Accounts payable	35,962	46,684
Accrued salaries	60,000	31,310
Accrued expenses	4,293	(12,728)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(64,000)	6,262

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	63,360	-
Proceeds from related party advances	-	(2,792)
Payments of amounts due to related parties	640	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	64,000	(2,792)

Net Increase in Cash	-	3,470

Cash, Beginning of Year	5,495	2,025

Cash, End of Year	$5,495	$5,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for notes payable	$26,546	$-
Note payable issued for accounts payable	$27,080	$-

See accompanying notes to the consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Whitemark Homes, Inc. (“Whitemark” or the “Company”) was incorporated on July 30, 1975 under the laws of the State of Colorado. On April 1, 2000, Whitemark disposed of its prior business operations and acquired Whitemark Homes, Inc. (“Whitemark Florida”) along with certain related entities (the “Whitemark Group”) in a transaction accounted for as a reverse acquisition. Whitemark Florida changed its name to Whitemark Homes of Florida, Inc. and the Company changed its name to Whitemark Homes, Inc. Effective September 30, 2007, the Company discontinued its real estate development operations.

Principles of Consolidation and Going Concern

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.  The consolidated financial statements include the Company and its wholly-owned inactive subsidiaries, Whitemark Homes of Florida, Inc., a Florida corporation, which wholly owns Home Funding, Inc, a Florida corporation.  White Homes of Florida, Inc. also holds a 99% interest in two inactive Florida limited liability partnerships; Whitemark at Fox Glen, Ltd. and Sheeler Hills Ltd. and a wholly-owned interest in four limited liability companies; Whitemark at Oak Park, LLC, Whitemark at Corner Lake, LLC, Whitemark at Glenbrook, LLC, and Whitemark at Little Creek. LLC. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $469,222 and $64,000, respectively, for the year ended December 31, 2009 and a working capital deficiency, accumulated deficit, and a stockholders’ deficit of $237,160, $27,492,112, and $273,160, respectively, at December 31, 2009. In addition, the Company is inactive as of December 31, 2009, currently has no operations or sources of revenue and is in default on certain promissory notes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan which involves identifying a merger with an operating company, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2009 and 2008 periods include the valuation of deferred tax assets, and the value of stock-based compensation and fees.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
•
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts payable, accrued expenses, notes payable, and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2009 and 2008.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk.  The Company maintains its cash in accounts with major financial institutions in the United States. Deposits in these banks may exceed the amounts of insurance provided on such deposits.  As of December 31, 2009 and 2008, there was $5,379 and $5,379, respectively, held in an escrow account maintained by the Company’s attorney and bank deposits did not exceed federally insured limits.  Historically, the Company has not experienced any losses on our deposits of cash.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company is governed by the Income Tax Law of the United States. The Company utilizes ASC Topic 740, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2009 and 2008, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Stock-based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Advertising

Advertising is expensed as incurred. For the years ended December 31, 2009 and 2008, the Company did not incur advertising expenses.

Research and Development

Research and development costs are expensed as incurred. For years ended December 31, 2009 and 2008, the Company did not incur research and development costs.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the years ended December 31, 2009 and 2008, the Company did not have any common stock equivalents outstanding.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this new ASU did not have any material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of this new ASU did not have any material impact on the Company’s financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on its financial statements.

In January 2010, the FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have any material impact on the Company’s financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of this ASU did not have an important impact on the Company’s financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 – ABANDONED ACQUISIITON

On July 25, 2008 the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) among the Company, Blue Sky Oil and Gas Corp. (“Blue Sky”), shareholders of Blue Sky, and TMK Holdings, Inc (“TMK”), a company owned by the Company’s former chief executive officer, Douglas Kanter. Pursuant to the Agreement, the Company agreed to exchange 78,068,921 shares of its common stock for 100% of the issued and outstanding common shares of Blue Sky.  In connection with the issuance of the 78,068,921 shares pursuant to the Exchange Agreement, TMK agreed to deposit 12,311,977 of the Company’s common shares that it owned into escrow (the “TMK shares”) and the Company was to issue 65,756,944 shares of its common stock at closing. The TMK shares were to be issued to the shareholders of Blue Sky out of escrow upon the payment of a $500,000 note payable to TMK as described below. Additionally, prior to closing of the Exchange Agreement, the Company agreed to raise $650,000 of capital.

In connection with the Exchange Agreement, on July 24, 2008, the Company entered into a promissory note agreement (the “Promissory Note”) with TMK in the principal amount of $500,000. The Promissory Note bears interest at 8.0% and was due on August 14, 2008.  To secure the payment of the Promissory Note, the Company placed 51,000,000 shares of its common stock into escrow in the name of a certain Blue Sky shareholder.  Additionally, the Promissory Note was secured by the 12,311,977 shares of the Company’s common stock held by TMK which were also placed in escrow as discussed above.

In 2008, the conditions of the Exchange Agreement required for a closing had not been satisfied and the acquisition was abandoned.  Accordingly, the Company cancelled the 51,000,000 shares held in escrow and the TMK shares shall be returned to TMK. Since the Company did not receive any funds under the Promissory Note and the acquisition was abandoned, the Company did not record any liability in connection with the Promissory Note.

In connection with the proposed acquisition of Blue Sky, the Company issued 25,618,238 shares of its common stock to shareholders of Blue Sky. Upon abandonment of the acquisition, due to cost and other considerations, the Company decided not to try to pursue the return of its common shares that were issued to Blue Sky shareholders. Accordingly, the Company valued these common shares at fair values ranging from $0.025 to $0.11 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date.  In connection with issuance of these common shares, for the year ended December 31, 2008, the Company recorded a loss from abandonment of acquisition of $2,791,661.

NOTE 3 – NOTES PAYABLE

On October 15, 2009, the Company entered into a note agreement with a third party company for $63,360. The note is unsecured, bears interest at 8.0% and was due on March 31, 2010.  During the year ended December 31, 2009, the Company converted principal of $26,546 into 42,000,000 shares of the Company’s common stock. The Company valued these common shares at the fair value of $0.0065 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date.  In connection with issuance of these common shares, the Company reduced the principal amount of the note by $26,546 and recorded a loss from settlement of debt of $246,454.  At December 31, 2009, the principal amount due under this note amounted to $36,814. The note is currently in default.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 – NOTES PAYABLE (continued)

On December 8, 2009, the Company entered into a note agreement with an individual for $27,080 which was made to convert accounts payable to a note. The note is unsecured, bears interest at 8.0% and was due on March 31, 2010. At December 31, 2009, the principal amount due under this note amounted to $27,080.  The note is currently in default.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s former chief executive officer, from time to time, provided advances to the Company for working capital purposes. For the year ended December 31, 2009 and 2008, the former chief executive officer provided advances of $0 and $22,000, respectively. At December 31, 2009 and 2008, the Company had a payable to the former Chief executive officer of $25,872 and $25,872, respectively. The former chief executive officer resigned in July 2008. These advances were short-term in nature and non-interest bearing and are included in accrued expenses on the accompanying balance sheets.

The Company’s chief executive officer, from time to time, provides advances to the Company for working capital purposes. For the year ended December 31, 2009 and 2008, the chief executive officer provided advances of $640 and $1,080, respectively. At December 31, 2009 and 2008, the Company had a payable to the former Chief executive officer of $1,720 and $1,080, respectively. These advances are short-term in nature, non-interest bearing and are included in due to related party on the accompanying balance sheets.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common Stock

During 2008, the Company issued 25,618,238 shares of its common stock in connection with an abandoned acquisition (see Note 2).  The Company valued these common shares at fair values ranging from $0.025 to $0.11 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date.  In connection with issuance of these common shares, for the year ended December 31, 2008, the Company recorded a loss from abandonment of acquisition of $2,791,661.

In December 2009, the Company issued 42,000,000 shares of its common stock upon the conversion of a note payable of $26,546 (see Note 3). The Company valued these common shares at the fair value of $0.0065 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company reduced the principal amount of the note by $26,546 and recorded a loss from settlement of debt of $246,454.

In December 2009, the Company issued 9,012,814 shares of its common stock to the Company’s chief executive officer and a director for services rendered. The Company valued these common shares at the fair value of $0.0065 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $58,513.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 6 - INCOME TAXES

The Company has incurred aggregate cumulative net operating losses of approximately $264,400 for income tax purposes as of December 31, 2009. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2029. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	2009	2008
U.S “expected” income tax	(159,535)	(969,226)
State income tax	(25,807)	(156,787)
Non-deductible loss from abandonment of acquisition	-	1,102,706
Non-deductible loss from settlement of debt	97,349	-
Non-deductible stock-based compensation	23,113	-
Change in valuation allowance	64,880	23,307

Total provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carry forward	104,439	39,559
Total gross deferred tax assets	104,439	39,559
Less valuation allowance	(104,439)	(39,559)

Net deferred tax assets	$-	$-

The valuation allowance at December 31, 2008 was $39,559.  The increase during 2009 was $64,880.

NOTE 7 – MATERIAL CONTRACT

On October 2, 2008, the Company entered into a 36-month consulting agreement with a Company to provide management services to the Company.  For services rendered the Company agreed to pay the consultant $60,000 per year. For the years ended December 31, 2009 and 2008, the Company recorded professional fees of $60,000 and $15,000, respectively and payments made to this consultant amounted to $32,474 and $0, respectively. At December 31, 2009 and 2008, amounts due to this consultant amounted to $42,526 and $15,000, respectively, and is included in accounts payable.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 8 – SUBSEQUENT EVENTS

Convertible Promissory Notes

During 2010, the Company entered into convertible promissory note agreements with 4 individuals and one third party company for an aggregate amount of $108,182. These convertible note are unsecured, bear interest at 9.0% per annum and are payable on demand. The Holders shall have the right, exercisable at any time from and after the date of issuance of these convertible promissory notes until the respective note is fully paid, to convert the entire outstanding and unpaid principal of these notes, in whole or in part, upon delivery of a notice of conversion into the Company's common stock at the conversion price which shall be the average of the lowest three trading prices for the Company’s common stock during the 20 trading day period ending one trading day prior to the conversion date, subject to adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Company’s common stock. These arrangements represent a fixed monetary conversion value of $108,182 based on the variable share quantity to be issued.

On December 9, 2011, the Company entered into a convertible promissory note agreement with an individual for $12,000. This convertible note is unsecured, bears interest at 9.0% per annum and is payable on demand. The Holder shall have the right, exercisable at any time from and after the date of issuance of this convertible promissory note until this note is fully paid, to convert the entire outstanding and unpaid principal of this note, in whole or in part, upon delivery of a notice of conversion into the Company's common stock at the conversion price which shall be the average of the lowest three (3) trading prices for the Company’s common stock during the 20 trading day period ending one trading day prior to the conversion date, subject to adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Company’s common stock. This arrangement represents a fixed monetary conversion value of $12,000 based on the variable share quantity to be issued.

On January 10, 2012, the Company entered into 3 convertible promissory note agreements with 2 third party companies for an aggregate amount of $25,254. These convertible notes are unsecured, bear interest at 9.0% per annum and are payable on demand. The Holder shall have the right, exercisable at any time from and after the date of issuance of these convertible promissory notes until the notes are fully paid, to convert the entire outstanding and unpaid principal of these note, in whole or in part, upon delivery of a notice of conversion into the Company's common stock at the conversion price which shall be the average of the lowest three (3) trading prices for the Company’s common stock during the 20 trading day period ending one trading day prior to the conversion date, subject to adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Company’s common stock. These arrangements represent a fixed monetary conversion value of $25,254 based on the variable share quantity to be issued.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 8 – SUBSEQUENT EVENTS (continued)

Convertible Promissory Note and Related Consulting Agreement

On January 1, 2010, the Company entered into a 24-month consulting agreement (the “Consulting Agreement”) with a Company (the “Consultant”) for business development services. In connection with the consulting agreement, the Company agreed to pay the Consultant an aggregate of $80,000 which payment is evidenced by a convertible promissory note (the “Convertible Note”) in the amount of $80,000. The Consulting Agreement terminated on December 31, 2011. The convertible promissory note is unsecured and was due on the earlier of a) the date the Company raises $80,000 in a private placement of its common stock or entry into alternative loan agreements or b) January 1, 2012. This Convertible Note shall not accrue any interest during the term of this Note, and until 5 business days have passed after the Maturity Date stated above. In the event that this Convertible Note is not paid in full by the end of the fifth day following the Maturity Date, the Convertible Note shall bear interest at the rate of 15% per annum, which interest shall begin accruing after such fifth day following the Maturity Date, until this Note is paid in full. Interest will be computed on the basis of a 360-day year.

The Convertible Note (and any accrued and unpaid interest) shall be convertible into shares of the Company’s common stock from time to time, at the sole option of the Payee until such Note is paid in full, upon 5 days written notice from the Payee to the Company of the Payee's desire to convert the Convertible Note into shares of common stock at the rate of one share of the Company’s common stock for each $0.001 owed to Payee pursuant to the Convertible Note. In connection with this Consulting Agreement, the Company recorded a prepaid expense of $80,000 which was amortized over the contract term.

Pursuant to ASC 470-20 and related topics, the Company evaluated whether a beneficial conversion feature exists by comparing the conversion price of the Convertible Note with the fair value of the common stock at the commitment date. In connection with the Convertible Note, the Company recorded a beneficial conversion since the conversion price was less than the fair market value of the common stock. The total beneficial conversion feature included in the $80,000 Convertible Note payable resulted in an initial debt discount of $80,000 to be amortized over the term of the notes with a credit to additional paid-in capital.

On April 15, 2010, the Company entered into a convertible promissory note agreement with the above Consultant for $7,310. This convertible note is unsecured, bears interest at 9.0% per annum and is payable on demand. The Holder shall has the right, exercisable at any time from and after the date of issuance of this convertible promissory note until the note is fully paid, to convert the entire outstanding and unpaid principal of this note, in whole or in part, upon delivery of a notice of conversion into the Company's common stock at the conversion price which shall be the average of the lowest three (3) trading prices for the Company’s common stock during the 20 trading day period ending one trading day prior to the conversion date, subject to adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Company’s common stock. This arrangement represents a fixed monetary conversion value of $7,310 based on the variable share quantity to be issued.

At December 31, 2009, there are not enough authorized shares to cover the conversion of convertible promissory notes into the Company’s common stock.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 8 – SUBSEQUENT EVENTS (continued)

Employment Agreement

On January 4, 2012, the Company entered into an employment agreement with its chief executive officer (“CEO”). The agreement is deemed to have begun on October 8, 2008 and shall continue until terminated.  This agreement shall terminate at any time, with or without cause. The Company shall pay to CEO an annual salary of $60,000. Pursuant to the agreement, the CEO shall have the right exercisable at any time from and after the date of this employment agreement until all accrued salary is fully paid, to convert the entire accrued and unpaid salary, in whole or in part, upon delivery of a notice of conversion into fully paid and non-assessable shares of the Company's common stock, at the conversion price equal to the average of the lowest three (3) trading prices for the Company’s common stock during the 20 trading day period ending one trading day prior to the conversion date, subject to adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Company’s common stock. This arrangement represents a fixed monetary conversion value based on the variable share quantity to be issued.

ITEM  9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 4, 2008,  Moore & Associates Chartered (“Moore”) our auditor for the fiscal year ended December 31, 2007 resigned as our auditors.  On December 4, 2008, Moore sent a letter to the Securities and Exchange Commission informing the Commission that the Company’s interim financials for the period ended September 30, 2008 were filed without auditor review and further stating that Moore had advised that these financials should not be relied on. The Company had engaged Moore to review the filings and was under the belief that the interim financials referenced in Moore’s letter had in fact been reviewed by Moore at the time of such filing.  On August 27, 2009, the Public Company Accounting  Oversight Board (the “PCAOB”) revoked the  registration  of Moore.  The PCAOB imposed the sanction on the basis of its findings concerning Moore’s violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 of the Exchange Act, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality control standards and noncooperation with a PCAOB investigation.  In a related enforcement action by the Securities and Exchange Commission (the “Commission”), in addition to certain monetary penalties, Moore agreed to be permanently enjoined from future securities violations and to be suspended from appearing or practicing before the Commission as accountants.

On January 20, 2009, the Board of Directors approved the engagement of the accounting firm of Salberg & Company, P.A. (“Salberg”) and on September 22, 2010,  engaged the accounting  firm of Salberg & Company, P.A. as its independent registered public accounting firm.

ITEM 9A.    CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

As of December 31, 2011, the Company's Chief Executive Officer /Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective.

Report of Management on Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2009, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.  Our Chief Executive Officer and Chief Financial Officer concluded and reported to the Board of Directors that the design and operation of our internal controls and procedures were not effective as of December 31, 2011 due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as only one individual initiates, authorizes, and completes all transactions. The Company has not implemented measures that would prevent the individual from overriding the internal control system.  The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports.  (2) The Company has not installed accounting software that prevent erroneous or unauthorized changes to previous reporting periods and its software does not provide an adequate audit trail of entries made in the accounting software.

The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company does not have any assets other than a checking account with a small balance.  Also, given that the amount owed to our Chief Executive and Chief Financial Officer as a result of his maintaining the corporate existence and SEC reporting far exceeds the assets of the Company, the risk of the lack of effectiveness of internal controls is further mitigated.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.  Management has determined that current resources would be appropriately applied elsewhere and when resources permit, the Company will alleviate material weaknesses through various steps.  The foregoing notwithstanding, management still concludes that its internal controls over financial reporting are not effective.

There have been no material changes in the Company's internal controls or in other factors during the fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Barry Reese, 49 years old, is the Company’s sole officer and director and has been since 2008.  Mr. Reese has owned and operated Danielsen Plumbing LLC since 1992.   Mr. Reese has been a State of Florida certified plumbing contractor since 1992 and has been in good standing with the Florida Department of Business and Professional Regulation Construction Industry Licensing Board since 1985.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of reports filed with the Company, all reports regarding transactions in the Company's securities required to be filed for 2006 by Section 16(a) under the Securities Exchange Act of 1934, were not filed.

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

As the Company only has one Director, the Company does not have a Compensation, Audit or Nominating Committee and the usual functions of such committees are currently performed by the sole Director. The Company does not have an audit committee financial expert. The Director believes that he is capable of analyzing and evaluating the financial statements and understanding internal controls and procedures for financial reporting.

ITEM 11.   EXECUTIVE COMPENSATION

Our President has a written employment agreement with WTMK for accrued salary for the fiscal years ended December 31, 2008, 2009, 2010 and 2011 while accruing salary for the current fiscal year $60,000 per year.  The accrued salary is convertible into common stock at the average of the three lowest trading prices for the common stock over the 20 trading days prior to a notice of conversion.  As of December 31, 2011, Mr. Reese had accrued $194,795 in salary.  The Company cannot at present honor any conversion rights as of the date of this filing as it does not have sufficient authorized and unissued common stock to complete any conversions.  It is our intent to hold a shareholder meeting as soon as possible to request authorization for a reverse split of the outstanding common stock and an increase in the number of authorized common stock to 500,000,000 shares.  There is no other executive or director compensation.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of the date of this report by our sole officer and director and shareholders holding more than 5% of our common stock.  As of the date of this report, there were 97,962,131 shares outstanding.

Name and Address of Beneficial Owner	Title	Common Stock Ownership	Percentage of Shares Outstanding (%)
Barry Reese (1) 7350 So. Tamiami Trail, Suite 64 Sarasota, FL 34231	CEO, CFO, Director	8,000,000	8.2%
TMK Holdings, Inc. (2) 1535 Bay Point Dr Sarasota, FL 34236	>5% Shareholder	12,311,977	12.7%
Alberta Equity Holdings, Inc. (3) 1800 2nd Street, Suite 735 Sarasota, FL 34236	>5% Shareholder	5,383,000	5.5%

(1) Does not include any shares issuable upon conversion of $120,000 of accrued salary, as the Company does not currently have sufficient shares of authorized and unissued common stock to to issue any shares of common stock pursuant to a conversion.

(2)  Mr. Douglas Kanter is the sole officer and director of TMK.  The Registrant has had no relationship with TMK or Mr. Kanter since 2007.

(3)  Mr. Randy Lee Fitzgerald is the control person of Alberta Equity Holdings, Inc.  The Registrant has had no relationship with Alberta Equity Holdings, Inc., or Mr. Fitzgerald since 2007.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees   The Company paid the following audit fees for the fiscal years indicated:

2011	$5,300
2010	$5,300
2009	$19,000
2008	$19,000

Audit-Related Fees

Fees for audit related services for the fiscal years ended 2008, 2009, 2010 and 2011 were $0.

Tax Fees

There were no fees for tax compliance, tax advice, and tax planning for the fiscal years ended 2008, 2009, 2010 and 2011

All Other Fees

There were no other aggregate fees billed in either for the fiscal years ended 2008, 2009, 2010 and 2011  other than the services reported above.

ITEM 15.    EXHIBITS

Reference

Exhibit Number	Description	Reference
3.i.1	Articles of Incorporation	(1)
3.i.2	Articles of Amendment dated May 3, 1999	(1)
3.i.3	Articles of Amendment dated March 29, 2010	(2)
3(ii)	By-Laws	(3)
10.1	Reese Employment Agreement	*
31.1	Section 302 Certification - Chief Executive Officer / Chief Financial Officer	*
32.1	Section 1350 Certification - Chief Financial Officer	*

(1)	Incorporated by Reference from Form 10-SB filed December 1, 2000
(2)	Incorporated by Reference from Form 8-K filed on April 4, 2010
(3)	Incorporated by Reference from Form 10-K for Fiscal Year ended December 31, 2011 filed on February 27, 2012
*	Filed Herewith

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Whitemark Homes, Inc.

Date: May 1, 2012	By:	/s/ Barry Reese
President / Chief Executive Officer / Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:	/s/ Barry Reese
Name:	Barry Reese
Title:	Principal Executive Officer, Principal Financial and Accounting Officer and Director
Date:	May 1, 2012