Form 10-K
period 2010-12-31
WHITEMARK HOMES INC
filed 2012-05-09
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:   0-32501

Whitemark Homes, Inc.
(Exact name of registrant as specified in its charter)

Colorado	25-1302097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7350 So. Tamiami Trail, Suite 64, Sarasota, FL	34231
(Address of principal executive offices)	(Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

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

Due to a lack of capital, the Company fell delinquent in its Securities Exchange Act filings.  During 2010 and 2011, the Company issued convertible notes payable in the amount of $120,182 as of December 31, 2011 in order to finance the filing of its delinquent reports and pursue its business plan of being a Shell Company.  The notes are convertible into common stock at a price per share equal to the average of the lowest three trading prices for the Common Stock during the twenty trading day period prior to the conversion date.

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

WTMK hasten outstanding notes payable in the aggregate principal amount of $271,386 as of December 31, 2011.  $80,000 bears no interest and is convertible at $0.001 per share.  $191,386 of outstanding principal accrues interest at 8% to 9% per annum.   $127,492 of this debt is convertible into common stock at the average of the three lowest trading prices for the common stock over the 20 trading days prior to a notice of conversion.  Until such time as our common stock is quoted on a recognized securities market, any conversion price would be as mutually agreed by us and the converting note holder.  The Company cannot at present honor any conversion rights as of the date of this filing as it does not have sufficient authorized and unissued common stock to complete any conversions.   $143,894 of principal on three notes is in default as of December 31, 2011.  The remaining notes are payable on demand.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A

ITEM 8.     FINANCIAL STATEMENTS

WHITEMARK HOMES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets:
As of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations:
For the Years Ended December 31, 2010 and 2009	F-4

Consolidated Statements of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows:
For the Years Ended December 31, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders'
of Whitemark Homes, Inc.

We have audited the accompanying consolidated balance sheets of Whitemark Homes, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitemark Homes, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has net losses and net cash used in operations in 2010 of $354,268 and $113,887, respectively, and has accumulated losses from operations of approximately $27.8 million, a working capital deficiency of approximately $511,000 and a stockholders’ deficiency of approximately $511,000 at December 31, 2010. Additionally, the Company is inactive as of December 31, 2010, currently has no operations or sources of revenue and was in default on certain promissory notes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 8, 2012

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com.info@salbergco.com
Member National Association of Certified Valuation Analysts. Registered with the PCAOB
Member CPA Connect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash	$5,380	$5,495
Prepaid expenses	40,000	-

Total Current Assets	45,380	5,495

Total Assets	$45,380	$5,495

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Convertible notes payable	$155,492	$-
Notes payable	63,894	63,894
Accounts payable	146,928	55,566
Accrued salaries	151,310	91,309
Accrued expenses	39,184	30,166
Due to related party	-	1,720

Total Current Liabilities	556,808	242,655

Total Liabilities	556,808	242,655

Stockholders' Deficit:
Common stock $.001 par value; 100,000,000 shares authorized;
97,962,131 and 97,962,131 shares issued and outstanding at
December 31, 2010 and 2009, respectively	97,962	97,962
Additional paid-in capital	27,236,990	27,156,990
Accumulated deficit	(27,846,380)	(27,492,112)

Total Stockholders' Deficit	(511,428)	(237,160)

Total Liabilities and Stockholders' Deficit	$45,380	$5,495

See accompanying notes to the consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2010	2009

REVENUES	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	60,000	120,013
Professional fees	241,974	99,697
Other general and administrative	2,768	2,301

Total Operating Expenses	304,742	222,011

LOSS FROM OPERATIONS	(304,742)	(222,011)

OTHER INCOME (EXPENSES):
Interest income	-	1
Interest expense	(49,526)	(758)
Loss from settlement of debt	-	(246,454)

Total Other Income (Expenses)	(49,526)	(247,211)

NET LOSS	$(354,268)	$(469,222)

Net Loss per Common Share:
Basic and diluted	$-	$(0.01)

Weighted Average Shares Outstanding:
Basic and diluted	97,962,131	49,753,738

See accompanying notes to the consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2010 and 2009

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2008	46,949,317	$46,949	$26,876,490	$(27,022,890)	$(99,451)

Common stock issued for services	9,012,814	9,013	49,500	-	58,513

Common stock issued for debt	42,000,000	42,000	231,000	-	273,000

Net loss for the year				(469,222)	(469,222)

Balance, December 31, 2009	97,962,131	97,962	27,156,990	(27,492,112)	(237,160)

Beneficial conversion feature	-	-	80,000	-	80,000

Net loss for the year	-	-	-	(354,268)	(354,268)

Balance, December 31, 2010	97,962,131	$97,962	$27,236,990	$(27,846,380)	$(511,428)

See accompanying notes to the consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(354,268)	$(469,222)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for services	-	58,513
Loss from settlement of debt	-	246,454
Non-cash professional fee	40,000	-
Interest expense	40,000	-
Changes in assets and liabilities:
Accounts payable	91,362	35,962
Accrued salaries	60,001	60,000
Accrued expenses	9,018	4,293

NET CASH USED IN OPERATING ACTIVITIES	(113,887)	(64,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	115,492	63,360
Proceeds from related party advances,net	(1,720)	640

NET CASH PROVIDED BY FINANCING ACTIVITIES	113,772	64,000

Net Decrease in Cash	(115)	-

Cash, Beginning of Year	5,495	5,495

Cash, End of Year	$5,380	$5,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for notes payable	$-	$26,546
Note payable issued for accounts payable	$-	$27,080
Issuance of convertible debt for future services	$80,000	$-
Beneficial conversion feature related to convertible debt	$80,000	$-

See accompanying notes to the consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $354,268 and $113,887, respectively, for the year ended December 31, 2010 and a working capital deficiency, accumulated deficit, and a stockholders’ deficit of $511,428, $27,846,380, and $511,428, respectively, at December 31, 2010. In addition, the Company is inactive as of December 31, 2010, currently has no operations or sources of revenue and is in default on certain promissory notes.  These conditions raise substantial doubt about the Company's ability to continue as a going concern   The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan which involves identifying a merger with an operating company, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2010 and 2009 periods include the valuation of deferred tax assets, valuation of stock-based compensation and the valuation of the beneficial conversion features on convertible debt.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2010 and 2009.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk.  The Company maintains its cash in accounts with major financial institutions in the United States. Deposits in these banks may exceed the amounts of insurance provided on such deposits.  As of December 31, 2010 and 2009, there was $5,380 and $5,380, respectively, held in an escrow account maintained by the Company’s attorney and bank deposits did not exceed federally insured limits.  Historically, the Company has not experienced any losses on our deposits of cash.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2011 and 2010, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Advertising

Advertising is expensed as incurred. For the years ended December 31, 2010 and 2009, the Company did not incur advertising expenses.

Research and Development

Research and development costs are expensed as incurred. For years ended December 31, 2010 and 2009, the Company did not incur research and development costs.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share of Common Stock

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  Potentially dilutive common shares consist of common shares issuable upon the conversion of convertible promissory notes (using the if-converted method). All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	Years Ended December 31,
	2010	2009
Convertible notes	156,994,733	-
Total	156,994,733	-

These common stock equivalents may be dilutive in the future. The Company’s authorized number of shares of common stock is limited to 100,000,000 common shares and 97,962,131 were outstanding at December 31, 2010; only 2,037,869 additional shares are authorized for issuance as of December 31, 2010.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standard Board (“FASB”) issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on the Company’s financial statements.

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
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The adoption of the provisions of ASU 2010-11 did not have any effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The adoption of the provisions of ASU 2010-13 did not have an effect on the financial position, results of operations or cash flows of the Company.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which did not have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU No. 2011-05 will not have any material impact on the Company’s financial position and results of operations.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 2 – CONVERTIBLE PROMISSORY NOTES

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

The Convertible Note (and any accrued and unpaid interest) shall be convertible into shares of the Company’s common stock from time to time, at the sole option of the Payee until such Note is paid in full, upon 5 days written notice from the Payee to the Company of the Payee's desire to convert the Convertible Note into shares of common stock at the rate of one share of the Company’s common stock for each $0.001 owed to Payee pursuant to the Convertible Note. In connection with this Consulting Agreement, the Company recorded a prepaid expense of $80,000 which is being amortized over the contract term. Accordingly, for the year ended December 31, 2010 and 2009, the Company recorded professional fees of $40,000 and $0, respectively.  As of the date of this report this loan was in default.

Pursuant to ASC 470-20 and related topics, the Company evaluated whether a beneficial conversion feature exists by comparing the conversion price of the Convertible Note with the fair value of the common stock at the commitment date. In connection with the Convertible Note, the Company recorded a beneficial conversion since the conversion price was less than the fair market value of the common stock. The total beneficial conversion feature included in the $80,000 Convertible Note payable resulted in an initial debt discount of $80,000 to be amortized over the term of the notes with a credit to additional paid-in capital.  For the years ended December 31, 2010 and 2009, the Company recorded interest expense for the amortization of the debt discount of $40,000 and $0, respectively.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 2 – CONVERTIBLE PROMISSORY NOTES (continued)

Convertible Promissory Note and Related Consulting Agreement (continued)

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

At December 31, 2010 and 2009, convertible promissory notes consisted of the following:

	December 31,
	2010	2009
Convertible notes	$195,492	$-
Less: unamortized discount on convertible note	(40,000)	-
Convertible notes	$155,492	$-

NOTE 3 – NOTES PAYABLE

On October 15, 2009, the Company entered into a note agreement with a third party company for $63,360. The note is unsecured, bears interest at 8.0% and was due on March 31, 2010.  During the year ended December 31, 2009, the Company converted principal of $26,546 into 42,000,000 shares of the Company’s common stock. The Company valued these common shares at the fair value of $0.0065 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date.  In connection with issuance of these common shares, the Company reduced the principal amount of the note by $26,546 and recorded a loss from settlement of debt of $246,454. At December 31, 2010 and 2009, the principal amount due under this note amounted to $36,814 and $36,814, respectively. The note is currently in default.

On December 8, 2009, the Company entered into a note agreement with an individual for $27,080 which was made to convert accounts payable to a note. The note is unsecured, bears interest at 8.0% and was due on March 31, 2010. At December 31, 2010 and 2009, the principal amount due under this note amounted to $27,080 and $27,080, respectively.  The note is currently in default.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to Related Parties

The Company’s chief executive officer, from time to time, provides advances to the Company for working capital purposes. At December 31, 2009 the Company had a payable to the chief executive officer of $1,720.  This amount was paid in 2010 with no amounts due at December 31, 2010. These advances are short-term in nature, non-interest bearing and are included in due to related parties on the accompanying balance sheets.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common Stock

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

At December 31, 2010, there are not enough authorized shares to cover the conversion of outstanding convertible promissory notes into the Company’s common stock. (see Note 2)

NOTE 6 - INCOME TAXES

The Company has incurred aggregate cumulative net operating losses of approximately $671,000 for income tax purposes as of December 31, 2010. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized through 2030. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 6 - INCOME TAXES (continued)

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	2010	2009
U.S “expected” income tax	(120,451)	(159,535)
State income tax	(19,485)	(25,807)
Non-deductible loss from settlement of debt	-	97,349
Non-deductible stock-based compensation	-	23,113
Non-deductible interest expense	15,800	-
Non-deductible non-cash compensation	15,800	-
Change in valuation allowance	108,336	64,880

Total provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry forward	212,775	104,439
Total gross deferred tax assets	212,775	104,439
Less valuation allowance	(212,775)	(104,439)

Net deferred tax assets	$-	$-

The valuation allowance at December 31, 2009 was $104,439.  The increase during 2010 was $108,336.

NOTE 7 – MATERIAL CONTRACT

On October 2, 2008, the Company entered into a 36-month consulting agreement with a Company to provide management services to the Company.  For services rendered the Company agreed to pay the consultant $60,000 per year. For the years ended December 31, 2010 and 2009, the Company recorded professional fees of $60,000 and $60,000, respectively and payments made to this consultant amounted to $27,732 and $32,474, respectively. At December 31, 2010 and 2009, amounts due to this consultant amounted to $74,794 and $42,536, respectively, and are included in accounts payable.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 8 – SUBSEQUENT EVENTS

Convertible Promissory Notes

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

Employment Agreement

On January 4, 2012, the Company entered into an employment agreement with its chief executive officer (“CEO”). The agreement is deemed to have begun on January 1, 2010 and shall continue until terminated.  This agreement shall terminate at any time, with or without cause. The Company shall pay to CEO an annual salary of $60,000. Pursuant to the agreement, the CEO shall have the right exercisable at any time from and after the date of this employment agreement until all accrued salary is fully paid, to convert the entire accrued and unpaid salary, in whole or in part, upon delivery of a notice of conversion into fully paid and non-assessable shares of the Company's common stock, at the conversion price equal to the average of the lowest three (3) trading prices for the Company’s common stock during the 20 trading day period ending one trading day prior to the conversion date, subject to adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Company’s common stock. This arrangement represents a fixed monetary conversion value based on the variable share quantity to be issued.

On May 7, 2012, an unrelated third party lent the Company $10,000.  The loan does not bear interest, is unsecured and in due on demand.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2010 our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.  Our Chief Executive Officer and Chief Financial Officer concluded and reported to the Board of Directors that the design and operation of our internal controls and procedures were not effective as of December 31, 2011 due to material weaknesses in the system of internal control.

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