Form 10-K
period 2011-12-31
WHITEMARK HOMES INC
filed 2012-05-09
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A

ITEM 8.     FINANCIAL STATEMENTS

WHITEMARK HOMES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets:
As of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations:
For the Years Ended December 31, 2011 and 2010	F-4

Consolidated Statements of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2011 and 2010	F-5

Consolidated Statements of Cash Flows:
For the Years Ended December 31, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders'
of Whitemark Homes, Inc.

We have audited the accompanying consolidated balance sheets of Whitemark Homes, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitemark Homes, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has net losses and net cash used in operations in 2011 of $212,331 and $12,000, respectively, and has accumulated losses from operations of approximately $28.1 million, a working capital deficiency of approximately $724,000 and a stockholders’ deficiency of approximately $724,000 at December 31, 2011. Additionally, the Company is inactive as of December 31, 2011, currently has no operations or sources of revenue and was in default on certain promissory notes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 8, 2012

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com.info@salbergco.com
Member National Association of Certified Valuation Analysts. Registered with the PCAOB
Member CPA Connect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash	$5,380	$5,380
Prepaid expenses	-	40,000

Total Current Assets	5,380	45,380

Total Assets	$5,380	$45,380

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Convertible notes payable	$207,492	$155,492
Notes payable	63,894	63,894
Accounts payable	190,360	146,928
Accrued salaries	211,310	151,310
Accrued expenses	56,083	39,184

Total Current Liabilities	729,139	556,808

Total Liabilities	729,139	556,808

Stockholders' Deficit:
Common stock $.001 par value; 100,000,000 shares authorized;
97,962,131 and 97,962,131 shares issued and outstanding at
December 31, 2011 and 2010, respectively	97,962	97,962
Additional paid-in capital	27,236,990	27,236,990
Accumulated deficit	(28,058,711)	(27,846,380)

Total Stockholders' Deficit	(723,759)	(511,428)

Total Liabilities and Stockholders' Deficit	$5,380	$45,380

See accompanying notes to the consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010

REVENUES	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	60,000	60,000
Professional fees	96,737	241,974
Other general and administrative	20	2,768

Total Operating Expenses	156,757	304,742

LOSS FROM OPERATIONS	(156,757)	(304,742)

OTHER INCOME (EXPENSES):
Interest expense	(55,574)	(49,526)

Total Other Income (Expenses)	(55,574)	(49,526)

NET LOSS	$(212,331)	$(354,268)

Net Loss per Common Share:
Basic and diluted	$-	$-

Weighted Average Shares Outstanding:
Basic and diluted	97,962,131	97,962,131

See accompanying notes to the consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2011 and 2010

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2009	97,962,131	$97,962	$27,156,990	$(27,492,112)	$(237,160)

Beneficial conversion feature	-	-	80,000	-	80,000

Net loss for the year	-	-	-	(354,268)	(354,268)

Balance, December 31, 2010	97,962,131	97,962	27,236,990	(27,846,380)	(511,428)

Net loss for the year	-	-	-	(212,331)	(212,331)

Balance, December 31, 2011	97,962,131	$97,962	$27,236,990	$(28,058,711)	$(723,759)

See accompanying notes to the consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(212,331)	$(354,268)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash professional fee	40,000	40,000
Interest expense	40,000	40,000
Changes in assets and liabilities:
Accounts payable	43,432	91,362
Accrued salaries	60,000	60,001
Accrued expenses	16,899	9,018

NET CASH USED IN OPERATING ACTIVITIES	(12,000)	(113,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	12,000	115,492
Proceeds from related party advances,net	-	(1,720)

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,000	113,772

Net Decrease in Cash	-	(115)

Cash, Beginning of Year	5,380	5,495

Cash, End of Year	$5,380	$5,380

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of convertible debt for future services	$-	$80,000
Beneficial conversion feature related to convertible debt	$-	$80,000

See accompanying notes to the consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $212,331 and $12,000, respectively, for the year ended December 31, 2011 and a working capital deficiency, accumulated deficit, and a stockholders’ deficit of $723,759, $28,058,711, and $723,759, respectively, at December 31, 2011. In addition, the Company is inactive as of December 31, 2011, currently has no operations or sources of revenue and is in default on certain promissory notes. .  These conditions raise substantial doubt about the Company's ability to continue as a going concern   The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan which involves identifying a merger with an operating company, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2011 and 2010 periods include the valuation of deferred tax assets and the valuation of the beneficial conversion features on convertible debt.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2011 and 2010.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk.  The Company maintains its cash in accounts with major financial institutions in the United States. Deposits in these banks may exceed the amounts of insurance provided on such deposits.  As of December 31, 2011 and 2010, there was $5,380 and $5,380, respectively, held in an escrow account maintained by the Company’s attorney and bank deposits did not exceed federally insured limits.  Historically, the Company has not experienced any losses on our deposits of cash.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Advertising

Advertising is expensed as incurred. For the years ended December 31, 2011 and 2010, the Company did not incur advertising expenses.

Research and Development

Research and development costs are expensed as incurred. For years ended December 31, 2011 and 2010, the Company did not incur research and development costs.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

	Years Ended December 31,
	2011	2010
Convertible notes	211,842,916	156,994,733
Total	211,842,916	156,994,733

These common stock equivalents may be dilutive in the future. The Company’s authorized number of shares of common stock is limited to 100,000,000 common shares and 97,962,131 were outstanding at December 31, 2011; only 2,037,869 additional shares are authorized for issuance as of December 31, 2011.

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 2 – CONVERTIBLE PROMISSORY NOTES (continued)

Convertible Promissory Note and Related Consulting Agreement (continued)

The Convertible Note (and any accrued and unpaid interest) shall be convertible into shares of the Company’s common stock from time to time, at the sole option of the Payee until such Note is paid in full, upon 5 days written notice from the Payee to the Company of the Payee's desire to convert the Convertible Note into shares of common stock at the rate of one share of the Company’s common stock for each $0.001 owed to Payee pursuant to the Convertible Note. In connection with this Consulting Agreement, the Company recorded a prepaid expense of $80,000 which was amortized over the contract term. Accordingly, for the year ended December 31, 2011 and 2010, the Company recorded professional fees of $40,000 and $40,000, respectively.  As of the date of this report this loan was in default.

Pursuant to ASC 470-20 and related topics, the Company evaluated whether a beneficial conversion feature exists by comparing the conversion price of the Convertible Note with the fair value of the common stock at the commitment date. In connection with the Convertible Note, the Company recorded a beneficial conversion since the conversion price was less than the fair market value of the common stock. The total beneficial conversion feature included in the $80,000 Convertible Note payable resulted in an initial debt discount of $80,000 to be amortized over the term of the notes with a credit to additional paid-in capital.  For the years ended December 31, 2011 and 2010, the Company recorded interest expense for the amortization of the debt discount of $40,000 and $40,000, respectively.

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

At December 31, 2011 and 2010, convertible promissory notes consisted of the following:

	December 31,
	2011	2010
Convertible notes	$207,492	$195,492
Less: unamortized discount on convertible note	-	(40,000)
Convertible notes	$207,492	$155,492

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 3 – NOTES PAYABLE

On October 15, 2009, the Company entered into a note agreement with a third party company for $63,360. The note is unsecured, bears interest at 8.0% and was due on March 31, 2010.  During the year ended December 31, 2009, the Company converted principal of $26,546 into 42,000,000 shares of the Company’s common stock. At December 31, 2011 and 2010, the principal amount due under this note amounted to $36,814 and $36,814, respectively. The note is currently in default.

On December 8, 2009, the Company entered into a note agreement with an individual for $27,080 which was made to convert accounts payable to a note. The note is unsecured, bears interest at 8.0% and was due on March 31, 2010. At December 31, 2011 and 2010, the principal amount due under this note amounted to $27,080 and $27,080, respectively.  The note is currently in default.

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to Related Parties

The Company’s chief executive officer, from time to time, provides advances to the Company for working capital purposes. At December 31, 2009 the Company had a payable to the chief executive officer of $1,720.  This amount was paid in 2010 with no amounts due at December 31, 2011 and 2010. These advances are short-term in nature, non-interest bearing and are included in due to related parties on the accompanying balance sheets.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common Stock

At December 31, 2011 and 2010, there are not enough authorized shares to cover the conversion of outstanding convertible promissory notes into the Company’s common stock. (see Note 2)

NOTE 6 - INCOME TAXES

The Company has incurred aggregate cumulative net operating losses of approximately $671,000 for income tax purposes as of December 31, 2011. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized through 2031. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 6 - INCOME TAXES (continued)

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	2011	2010
U.S “expected” income tax	(72,193)	(120,451)
State income tax	(11,678)	(19,485)
Non-deductible interest expense	15,800	15,800
Non-deductible non-cash compensation	15,800	15,800
Change in valuation allowance	52,271	108,336

Total provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carry forward	265,046	212,775
Total gross deferred tax assets	265,046	212,775
Less valuation allowance	(265,046)	(212,775)

Net deferred tax assets	$-	$-

The valuation allowance at December 31, 2010 was $212,775.  The increase during 2011 was $52,271.

NOTE 7 – MATERIAL CONTRACT

On October 2, 2008, the Company entered into a 36-month consulting agreement with a Company to provide management services to the Company.  For services rendered the Company agreed to pay the consultant $60,000 per year. For the years ended December 31, 2011 and 2010, the Company recorded professional fees of $45,000 and $60,000, respectively and payments made to this consultant amounted to $0 and $27,732, respectively. At December 31, 2011 and 2010, amounts due to this consultant amounted to $119,794 and $74,794, respectively, and are included in accounts payable.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 8 – SUBSEQUENT EVENTS

Convertible Promissory Notes

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2011, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.  Our Chief Executive Officer and Chief Financial Officer concluded and reported to the Board of Directors that the design and operation of our internal controls and procedures were not effective as of December 31, 2011 due to material weaknesses in the system of internal control.

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

Tax Fees

There were no fees for tax compliance, tax advice, and tax planning for the fiscal years ended 2008, 2009, 2010 and 2011

All Other Fees

There were no other aggregate fees billed in either for the fiscal years ended 2008, 2009, 2010 and 2011  other than the services reported above.

ITEM 15.    EXHIBITS

Reference

Exhibit Number	Description	Reference
3.i.1	Articles of Incorporation	(1)
3.i.2	Articles of Amendment dated May 3, 1999	(1)
3.i.3	Articles of Amendment dated March 29, 2010	(2)
3(ii)	By-Laws	*
10.1	Reese Employment Agreement	*
31.1	Section 302 Certification - Chief Executive Officer / Chief Financial Officer	*
32.1	Section 1350 Certification - Chief Financial Officer	*

(1)	Incorporated by Reference from Form 10-SB filed December 1, 2000
(2)	Incorporated by Reference from Form 8-K filed on April 4, 2010
*	Filed Herewith

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