Form 10-Q
period 2009-03-31
WHITEMARK HOMES INC
filed 2012-09-10
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities
                              Exchange Act Of 1934

                  For the quarterly period ended March 31, 2009

        |_| Transition Report Under Section 13 or 15(d) Of The Securities
                              Exchange Act Of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-08301

                              WHITEMARK HOMES, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                       25-1302097
 -------------------------------           -----------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

                        7350 So. Tamiami Trail, Suite 64
                               Sarasota, FL 34231
                     ---------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (941) 952-5885
                         ------------------------------
                (Issuer's telephone number, including area code)

          (Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer  [ ]

Non-accelerated filer   [ ]   Smaller reporting company     [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 97,962,131 shares of common stock as of September 5, 2012.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES
              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS



       Consolidated Financial Statements:

           Consolidated Balance Sheets:
             As of March 31, 2009 (Unaudited) and December 31, 2008          3

           Consolidated Statements of Operations (unaudited):
             For the Three Months Ended March 31, 2009 and 2008              4

           Consolidated Statements of Cash Flows (unaudited):
             For the Three Months Ended March 31, 2009 and 2008              5

       Notes to Unaudited Consolidated Financial Statements            6 to 13

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  March 31,       December 31,
                                                --------------------------------
                                                     2009             2008
                                                ---------------   --------------
                                                 (Unaudited)
                     ASSETS

Current Assets:

  Cash                                          $    2,375        $    5,495
                                                ---------------   --------------

     Total Current Assets                            2,375             5,495
                                                ---------------   --------------

     Total Assets                               $    2,375        $    5,495
                                                ===============   ==============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

  Accounts payable                              $   65,171        $   46,684

  Accrued salaries                                  46,309            31,310

  Accrued expenses                                  25,872            25,872

  Due to related party                               1,080             1,080
                                                ---------------   --------------


     Total Current Liabilities                     138,432           104,946
                                                ---------------   --------------


     Total Liabilities                             138,432           104,946
                                                ---------------   --------------

Stockholders' Deficit:
  Common stock $.001 par value; 100,000,000
   shares authorized; 46,962,131 and
   46,949,317 shares issued and outstanding
   at March 31, 2009 and December 31, 2008,
   respectively                                     46,962            46,949

  Additional paid-in capital                    26,876,490        26,876,490

  Accumulated deficit                          (27,059,509)      (27,022,890)
                                                ---------------   --------------


     Total Stockholders' Deficit                  (136,057)          (99,451)
                                                ---------------   --------------

     Total Liabilities and Stockholders'
       Deficit                                  $    2,375        $    5,495
                                                ===============   ==============


   See accompanying notes to the unaudited consolidated financial statements.

              WHITEMARK HOMES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                       For the Three Months Ended
                                                March 31,
                                       ----------------------------
                                           2009           2008
                                       -------------  -------------
                                       (Unaudited) (Unaudited)

REVENUES                               $         -    $         -
                                       -------------  -------------

OPERATING EXPENSES:

  Compensation and related benefits         15,000              -

  Professional fees                         18,486         11,783

  Other general and administrative           3,133            363
                                       -------------  -------------


     Total Operating Expenses               36,619         12,146
                                       -------------  -------------


LOSS FROM OPERATIONS                       (36,619)       (12,146)
                                       -------------  -------------

NET LOSS                               $   (36,619)   $   (12,146)
                                       =============  =============

Net Loss per Common Share:

  Basic and diluted                    $         -    $         -
                                       =============  =============

Weighted Average Shares Outstanding:

  Basic and diluted                     46,950,314     21,331,079
                                       =============  =============

   See accompanying notes to the unaudited consolidated financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Three Months
                                                            Ended March 31,
                                                      --------------------------
                                                         2009          2008
                                                      ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                              $  (36,619)   $  (12,146)
Adjustments to reconcile net loss to net cash used in operating activities:

     Stock-based compensation                                 13             -
Changes in assets and liabilities:

     Accounts payable                                     18,487         2,608

     Accrued salaries                                     14,999         8,000
                                                      ------------  ------------


NET CASH USED IN OPERATING ACTIVITIES                     (3,120)       (1,538)
                                                      ------------  ------------


Net Decrease in Cash                                      (3,120)       (1,538)


Cash, Beginning of period                                  5,495         2,025
                                                      ------------  ------------

Cash, End of Period                                   $    2,375    $      487
                                                      ============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                              $        -    $        -
                                                      ============  ============
  Cash paid for income taxes                          $        -    $        -
                                                      ============  ============


   See accompanying notes to the unaudited consolidated financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

Whitemark Homes, Inc. ("Whitemark" or the "Company") was incorporated on July 30, 1975 under the laws of the State of Colorado. On April 1, 2000, Whitemark disposed of its prior business operations and acquired Whitemark Homes, Inc. ("Whitemark Florida") along with certain related entities (the "Whitemark Group") in a transaction accounted for as a reverse acquisition. Whitemark Florida changed its name to Whitemark Homes of Florida, Inc. and the Company changed its name to Whitemark Homes, Inc. Effective September 30, 2007, the Company discontinued its real estate development operations.

Basis of Presentation and Going Concern
---------------------------------------

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-K annual report for the year ended December 31, 2009. The accompanying unaudited consolidated financial statements for Whitemark Homes and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (the "U.S.") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $36,619 and $3,120, respectively, for the three months ended March 31, 2009 and a working capital deficiency, accumulated deficit, and a stockholders' deficit of $136,057, $27,059,509, and $136,057, respectively, at March 31, 2009. In addition, the Company is inactive as of March 31, 2009, currently has no operations or sources of revenue and is in default on certain promissory notes. . These conditions raise substantial doubt about the Company's ability to continue as a going concern The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan which involves identifying a merger with an operating company, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Use of Estimates
----------------

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2009 and 2008 periods include the valuation of deferred tax assets and the valuation of the beneficial conversion features on convertible debt.

Fair Value of Financial Instruments
-----------------------------------

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

     o Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
     o Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.
     o Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts payable, accrued expenses, notes payable, and amounts due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2009 and December 31, 2008.

Concentrations of Credit Risk
-----------------------------

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company maintains its cash in accounts with major financial institutions in the United States. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of March 31, 2009 and December 31, 2008, there was $2,375 and $5,495, respectively, held in an escrow account maintained by the Company's attorney and bank deposits did not exceed federally insured limits. Historically, the Company has not experienced any losses on our deposits of cash.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Income Taxes
------------

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

The Company applied the provisions of ASC 740-10-50, "Accounting For Uncertainty In Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2009 and December 31, 2008, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Stock-based Compensation
------------------------

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Advertising
-----------

Advertising is expensed as incurred. For the three months ended March 31, 2009 and 2008, the Company did not incur advertising expenses.

Research and Development
------------------------

Research and development costs are expensed as incurred. For the three months ended March 31, 2009 and 2008, the Company did not incur research and development costs.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Net Loss per Share of Common Stock
----------------------------------

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the periods ended March 31, 2009 and 2008, the Company had no dilutive securities.

The Company's authorized number of shares of common stock is limited to 100,000,000 common shares and 46,962,131 were outstanding at March 31, 2009; only 53,037,869 additional shares are authorized for issuance as of March 31, 2009 (See Note 5).

Recent Accounting Pronouncements
--------------------------------

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to Related Parties
----------------------

The Company's chief executive officer, from time to time, provides advances to the Company for working capital purposes. At March 31, 2009 and December 31, 2008, the Company had a payable to the chief executive officer of $1,080 and $1,080, respectively. This amount was paid in 2010. These advances are short-term in nature, non-interest bearing and are included in due to related parties on the accompanying balance sheets.

NOTE 3 - STOCKHOLDERS' DEFICIT

In March 2009, the Company issued 12,814 shares of its common stock to a director for services rendered. The Company valued these common shares at the fair value of $0.001 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $13.

NOTE 4 - MATERIAL CONTRACT

On October 2, 2008, the Company entered into a 36-month consulting agreement with a Company to provide management services to the Company. For services rendered the Company agreed to pay the consultant $60,000 per year. For the three months ended March 31, 2009 and 2008, the Company recorded professional fees of $15,000 and $0, respectively. At March 31, 2009 and December 31, 2008, amounts due to this consultant amounted to $30,000 and $15,000, respectively, and are included in accounts payable.

NOTE 5 - SUBSEQUENT EVENTS

Convertible Promissory Notes
----------------------------

During 2010, the Company entered into convertible promissory note agreements with 4 individuals and one third party company for an aggregate amount of $108,182. These convertible note are unsecured, bear interest at 9.0% per annum and are payable on demand. The Holders shall have the right, exercisable at any time from and after the date of issuance of these convertible promissory notes until the respective note is fully paid, to convert the entire outstanding and unpaid principal of these notes, in whole or in part, upon delivery of a notice of conversion into the Company's common stock at the conversion price which shall be the average of the lowest three trading prices for the Company's common stock during the 20 trading day period ending one trading day prior to the conversion date, subject to adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Company's common stock. These arrangements represent a fixed monetary conversion value of $108,182 based on the variable share quantity to be issued.

On December 9, 2011, the Company entered into a convertible promissory note agreement with an individual for $12,000. This convertible note is unsecured, bears interest at 9.0% per annum and is payable on demand. The Holder shall have the right, exercisable at any time from and after the date of issuance of this convertible promissory note until this note is fully paid, to convert the entire outstanding and unpaid principal of this note, in whole or in part, upon delivery of a notice of conversion into the Company's common stock at the conversion price which shall be the average of the lowest three (3) trading prices for the Company's common stock during the 20 trading day period ending one trading day prior to the conversion date, subject to adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Company's common stock. This arrangement represents a fixed monetary conversion value of $12,000 based on the variable share quantity to be issued.

On January 10, 2012, the Company entered into 3 convertible promissory note agreements with 2 third party companies for an aggregate amount of $25,022. These convertible notes are unsecured, bear interest at 9.0% per annum and are payable on demand. The Holder shall have the right, exercisable at any time from and after the date of issuance of these convertible promissory notes until the notes are fully paid, to convert the entire outstanding and unpaid principal of these note, in whole or in part, upon delivery of a notice of conversion into the Company's common stock at the conversion price which shall be the average of the lowest three (3) trading prices for the Company's common stock during the 20 trading day period ending one trading day prior to the conversion date, subject to adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Company's common stock. These arrangements represent a fixed monetary conversion value of $25,022 based on the variable share quantity to be issued.

Convertible Promissory Note and Related Consulting Agreement
------------------------------------------------------------

On January 1, 2010, the Company entered into a 24-month consulting agreement (the "Consulting Agreement") with a Company (the "Consultant") for business development services. In connection with the consulting agreement, the Company agreed to pay the Consultant an aggregate of $80,000 which payment is evidenced by a convertible promissory note (the "Convertible Note") in the amount of $80,000. The Consulting Agreement terminated on December 31, 2011. The convertible promissory note is unsecured and was due on the earlier of a) the date the Company raises $80,000 in a private placement of its common stock or entry into alternative loan agreements or b) January 1, 2012. This Convertible Note shall not accrue any interest during the term of this Note, and until 5 business days have passed after the Maturity Date stated above. In the event that this Convertible Note is not paid in full by the end of the fifth day following the Maturity Date, the Convertible Note shall bear interest at the rate of 15% per annum, which interest shall begin accruing after such fifth day following the Maturity Date, until this Note is paid in full. Interest will be computed on the basis of a 360-day year.

The Convertible Note (and any accrued and unpaid interest) shall be convertible into shares of the Company's common stock from time to time, at the sole option of the Payee until such Note is paid in full, upon 5 days written notice from the Payee to the Company of the Payee's desire to convert the Convertible Note into shares of common stock at the rate of one share of the Company's common stock for each $0.001 owed to Payee pursuant to the Convertible Note. In connection with this Consulting Agreement, the Company recorded a prepaid expense of $80,000 which was amortized over the contract term. As of the date of this report this loan was in default.

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

On April 15, 2010, the Company entered into a convertible promissory note agreement with the above Consultant for $7,310. This convertible note is unsecured, bears interest at 9.0% per annum and is payable on demand. The Holder shall has the right, exercisable at any time from and after the date of issuance of this convertible promissory note until the note is fully paid, to convert the entire outstanding and unpaid principal of this note, in whole or in part, upon delivery of a notice of conversion into the Company's common stock at the conversion price which shall be the average of the lowest three (3) trading prices for the Company's common stock during the 20 trading day period ending one trading day prior to the conversion date, subject to adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Company's common stock. This arrangement represents a fixed monetary conversion value of $7,310 based on the variable share quantity to be issued.

Notes Payable
-------------

On October 15, 2009, the Company entered into a note agreement with a third party company for $63,360. The note is unsecured, bears interest at 8.0% and was due on March 31, 2010. In December 2009, the Company converted principal of $26,546 into 42,000,000 shares of the Company's common stock. The note is currently in default.

On December 8, 2009, the Company entered into a note agreement with an individual for $27,080 which was made to convert accounts payable to a note. The note is  unsecured,  bears  interest at 8.0% and was due on March 31, 2010.  The note is currently in default.

On February 24, 2012, an unrelated third party lent the Company $30,000. The loan does not bear interest, is unsecured and in due on demand.

On May 7, 2012, an unrelated third party lent the Company $10,000. The loan does not bear interest, is unsecured and in due on demand.

On June 28, 2012, an unrelated third party lent the Company $10,000. The loan does not bear interest, is unsecured and in due on demand.

On August 12, 2012, an unrelated third party lent the Company $6,000. The loan does not bear interest, is unsecured and in due on demand.

Common Stock
------------

There are not enough authorized shares to cover the conversion of outstanding convertible promissory notes into the Company's common stock.

In December 2009, the Company issued 42,000,000 shares of its common stock upon the conversion of a note payable of $26,546. The Company valued these common shares at the fair value of $0.0065 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company reduced the principal amount of the note by $26,546 and recorded a loss from settlement of debt of $246,454.

In December 2009, the Company issued 9,000,000 shares of its common stock to the Company's chief executive officer for services rendered. The Company valued these common shares at the fair value of $0.0065 per common share based on the quoted trading price of the common stock on the grant date which is the measurement date. In connection with issuance of these common shares, the Company recorded stock-based compensation of $58,500.

Employment Agreement
--------------------

On January 4, 2012, the Company entered into an employment agreement with its chief executive officer ("CEO"). The agreement is deemed to have begun on October 8, 2008 and shall continue until terminated. This agreement shall terminate at any time, with or without cause. The Company shall pay to CEO an annual salary of $60,000. Pursuant to the agreement, the CEO shall have the right exercisable at any time from and after the date of this employment agreement until all accrued salary is fully paid, to convert the entire accrued and unpaid salary, in whole or in part, upon delivery of a notice of conversion into fully paid and non-assessable shares of the Company's common stock, at the conversion price equal to the average of the lowest three (3) trading prices for the Company's common stock during the 20 trading day period ending one trading day prior to the conversion date, subject to adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Company's common stock. This arrangement represents a fixed monetary conversion value based on the variable share quantity to be issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The Company has been inactive for the past several years. The Company has no means to generate any revenue. The Company is pursuing business opportunities, including merger opportunities with other businesses which may result in a reverse-take-over of the Company. However, there is no guarantee that the Company will be successful in these endeavors.

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2009, the Company's Principal Executive and Financial Officers evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officers concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


                                     PART II

Item 6.  Exhibits


Exhibits

  31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32    Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      WHITEMARK HOMES, INC.


September 5, 2012                    By:  /s/ Barry Reese
                                          ----------------------------
                                          Barry Reese, President and Principal
                                          Executive and Financial Officer