Form 10-Q
period 2009-09-30
WHITEMARK HOMES INC
filed 2012-09-10
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities
                              Exchange Act Of 1934

                For the quarterly period ended September 30, 2009

   |_| Transition Report Under Section 13 or 15(d) Of The Securities Exchange
                                   Act Of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-08301

                              WHITEMARK HOMES, INC.
                           --------------------------
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

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES
              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS



       Consolidated Financial Statements:

           Consolidated Balance Sheets:
             As of September 30, 2009 (Unaudited) and December 31, 2008      3

           Consolidated Statements of Operations (unaudited):
             For the Three and Nine Months Ended September 30, 2009
             and 2008                                                        4

           Consolidated Statements of Cash Flows (unaudited):
             For the Nine Months Ended September 30, 2009 and 2008           5

       Notes to Unaudited Consolidated Financial Statements            6 to 13

                        WHITEMARK HOMES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                 September 30,     December 31,
                                                --------------------------------
                                                     2009             2008
                                                ---------------   --------------
                                                  (Unaudited)
                       ASSETS

Current Assets:

  Cash                                          $      2,375      $      5,495
                                                ---------------   --------------


     Total Current Assets                              2,375             5,495
                                                ---------------   --------------

     Total Assets                               $      2,375      $      5,495
                                                ===============   ==============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

  Accounts payable                              $      97,481     $     46,684

  Accrued salaries                                     76,310           31,310

  Accrued expenses                                     25,872           25,872

  Due to related party                                  1,080            1,080
                                                ---------------   --------------


     Total Current Liabilities                        200,743          104,946
                                                ---------------   --------------


     Total Liabilities                                200,743          104,946
                                                ---------------   --------------

Stockholders' Deficit:
  Common stock $.001 par value; 100,000,000
   shares authorized; 46,962,131 and
   46,949,317 shares issued and outstanding
   at September 30, 2009 and December 31,
   2008, respectively                                  46,962           46,949

  Additional paid-in capital                       26,876,490       26,876,490

  Accumulated deficit                             (27,121,820)     (27,022,890)
                                                ---------------   --------------


     Total Stockholders' Deficit                     (198,368)         (99,451)
                                                ---------------   --------------

     Total Liabilities and Stockholders'
       Deficit                                  $       2,375     $      5,495
                                                ===============   ==============


   See accompanying notes to the unaudited consolidated financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                      For the Three Months
                                              Ended             For the Nine Months Ended
                                          September 30,               September 30,
                                     ------------------------  ----------------------------
                                        2009         2008          2009           2008
                                     -----------  -----------  -------------  -------------
                                     (Unaudited)  (Unaudited)   (Unaudited)    (Unaudited)


REVENUES                             $        -   $        -   $        -     $        -
                                     -----------  -----------  -------------  -------------

OPERATING EXPENSES:

  Compensation and related benefits      15,000            -       45,000              -

  Professional fees                      16,136        6,571       50,797         32,565

  Other general and administrative            -          810        3,133          1,817
                                     -----------  -----------  -------------  -------------


     Total Operating Expenses            31,136        7,381       98,930         34,382
                                     -----------  -----------  -------------  -------------

LOSS FROM OPERATIONS                 $  (31,136)  $   (7,381)  $  (98,930)    $  (34,382)
                                     -----------  -----------  -------------  -------------

NET LOSS                             $  (31,136)  $   (7,381)  $  (98,930)    $  (34,382)
                                     ===========  ===========  =============  =============

Net Loss per Common Share:

  Basic and diluted                           -            -            -              -
                                     ===========  ===========  =============  =============

Weighted Average Shares Outstanding:

  Basic and diluted                  46,962,131   21,331,079   46,958,235     21,331,079
                                     ===========  ===========  =============  =============

   See accompanying notes to the unaudited consolidated financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Nine Months
                                                         Ended September 30,
                                                      --------------------------
                                                         2009          2008
                                                      ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                              $   (98,930)  $  (34,382)
Adjustments to reconcile net loss to net cash used in operating activities:

     Stock-based compensation                                  13            -
Changes in assets and liabilities:

     Accounts payable                                      50,797       10,857

     Accrued salaries                                      45,000            -

     Accrued expenses                                           -       21,500
                                                      ------------  ------------


NET CASH USED IN OPERATING ACTIVITIES                      (3,120)      (2,025)
                                                      ------------  ------------


Net Decrease in Cash                                       (3,120)      (2,025)


Cash, Beginning of period                                   5,495        2,025
                                                      ------------  ------------

Cash, End of Period                                   $     2,375   $        -
                                                      ============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                              $         -   $        -
                                                      ============  ============
  Cash paid for income taxes                          $         -   $        -
                                                      ============  ============


   See accompanying notes to the unaudited consolidated financial statements.

                    WHITEMARK HOMES, INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
                               September 30, 2009


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

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $98,930 and $3,120, respectively, for the nine months ended September 30, 2009 and a working capital deficiency, accumulated deficit, and a stockholders' deficit of $198,368, $27,121,820, and $198,368, respectively, at September 30, 2009. In addition, the Company is inactive as of September 30, 2009, currently has no operations or sources of revenue and is in default on certain promissory notes. . These conditions raise substantial doubt about the Company's ability to continue as a going concern The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan which involves identifying a merger with an operating company, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2009 and December 31, 2008.

Concentrations of Credit Risk
-----------------------------

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company maintains its cash in accounts with major financial institutions in the United States. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of September 30, 2009 and December 31, 2008, there was $2,375 and $5,495, respectively, held in an escrow account maintained by the Company's attorney and bank deposits did not exceed federally insured limits. Historically, the Company has not experienced any losses on our deposits of cash.

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

The Company applied the provisions of ASC 740-10-50, "Accounting For Uncertainty In Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2009 and December 31, 2008, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Advertising
-----------

Advertising is expensed as incurred. For the nine months ended September 30, 2009 and 2008, the Company did not incur advertising expenses.

Research and Development
------------------------

Research and development costs are expensed as incurred. For the nine months ended September 30, 2009 and 2008, the Company did not incur research and development costs.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Net Loss per Share of Common Stock
----------------------------------

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the periods ended September 30, 2009 and 2008, the Company had no dilutive securities.

The Company's authorized number of shares of common stock is limited to 100,000,000 common shares and 46,962,131 were outstanding at September 30, 2009; only 53,037,869 additional shares are authorized for issuance as of September 30, 2009 (See Note 5).

Recent Accounting Pronouncements
--------------------------------

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to Related Parties
----------------------

The Company's chief executive officer, from time to time, provides advances to the Company for working capital purposes. At September 30, 2009 and December 31, 2008, the Company had a payable to the chief executive officer of $1,080 and $1,080, respectively. This amount was paid in 2010. These advances are short-term in nature, non-interest bearing and are included in due to related parties on the accompanying balance sheets.

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

NOTE 4 - MATERIAL CONTRACT

On October 2, 2008, the Company entered into a 36-month consulting agreement with a Company to provide management services to the Company. For services rendered the Company agreed to pay the consultant $60,000 per year. For the nine months ended September 30, 2009 and 2008, the Company recorded professional fees of $45,000 and $0, respectively. At September 30, 2009 and December 31, 2008, amounts due to this consultant amounted to $60,000 and $15,000, respectively, and are included in accounts payable.

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

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2009, the Company's Principal Executive and Financial Officers evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officers concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


                                     PART II

Item 6.  Exhibits


Exhibits

  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

     ......Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      WHITEMARK HOMES, INC.


September 5, 2012                    By:  /s/ Barry Reese
                                          ----------------------------
                                          Barry Reese, President and
                                          Principal Executive and Financial
                                          Officer