Form 10-Q
period 2010-09-30
WHITEMARK HOMES INC
filed 2012-09-10
CIK 42284

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities
                              Exchange Act Of 1934

                For the quarterly period ended September 30, 2010

   |_| Transition Report Under Section 13 or 15(d) Of The Securities Exchange
                                   Act Of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-08301

                              WHITEMARK HOMES, INC.
                           -------------------------
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

                    WHITEMARK HOMES, INC. AND SUBSIDIARIES
             INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS



       Consolidated Financial Statements:

           Consolidated Balance Sheets:
             As of September 30, 2010 (Unaudited) and December 31, 2009      3

           Consolidated Statements of Operations (unaudited):
             For the Three and Nine Months Ended September 30, 2010
             and 2009                                                        4

           Consolidated Statements of Cash Flows (unaudited):
              For the Nine Months Ended September 30, 2010 and 2009.         5

       Notes to Unaudited Consolidated Financial Statements             6 to 13

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 September 30,     December 31,
                                               ---------------------------------
                                                     2010              2009
                                               ----------------  ---------------
                                                 (Unaudited)
                       ASSETS

Current Assets:

  Cash                                         $        6,571    $       5,495

  Prepaid expenses                                     50,000                -
                                               ----------------  ---------------


     Total Current Assets                              56,571            5,495
                                               ----------------  ---------------

     Total Assets                              $       56,571    $       5,495
                                               ================  ===============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

  Convertible notes payable, net of discount   $      145,492    $           -

  Notes payable                                        63,894           63,894

  Accounts payable                                     94,631           55,566

  Accrued salaries                                    136,310           91,309

  Accrued expenses                                     35,276           30,166

  Due to related party                                      -            1,720
                                               ----------------  ---------------


     Total Current Liabilities                        475,603          242,655
                                               ----------------  ---------------


     Total Liabilities                                475,603          242,655
                                               ----------------  ---------------

Stockholders' Deficit:
  Common stock $.001 par value; 100,000,000
   shares authorized; 97,962,131 and
   97,962,131 shares issued and outstanding at
   September 30, 2010 and December 31, 2009,
   respectively                                        97,962           97,962

  Additional paid-in capital                       27,236,990       27,156,990

  Accumulated deficit                             (27,753,984)     (27,492,112)
                                               ----------------  ---------------


     Total Stockholders' Deficit                    (419,032)         (237,160)
                                               ----------------  ---------------

     Total Liabilities and Stockholders'
       Deficit                                 $      56,571     $       5,495
                                               ================  ===============


   See accompanying notes to the unaudited consolidated financial statements.

                          WHITEMARK HOMES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                      For the Three Months
                                              Ended             For the Nine Months Ended
                                          September 30,               September 30,
                                     ------------------------  ----------------------------
                                        2010         2009          2010           2009
                                     -----------  -----------  -------------  -------------
                                     (Unaudited)  (Unaudited)   (Unaudited)    (Unaudited)


REVENUES                             $        -   $        -   $        -     $        -
                                     -----------  -----------  -------------  -------------

OPERATING EXPENSES:

  Compensation and related benefits      15,000       15,000       45,000         45,000

  Professional fees                      86,008       16,136      179,677         50,797

  Other general and administrative        1,577            -        1,577          3,133
                                     -----------  -----------  -------------  -------------


     Total Operating Expenses           102,585       31,136      226,254         98,930
                                     -----------  -----------  -------------  -------------


LOSS FROM OPERATIONS                   (102,585)     (31,136)    (226,254)       (98,930)
                                     -----------  -----------  -------------  -------------

OTHER EXPENSES:

  Interest expense                      (13,404)           -      (35,618)             -
                                     -----------  -----------  -------------  -------------


     Total Other Expenses               (13,404)           -      (35,618)             -
                                     -----------  -----------  -------------  -------------

NET LOSS                             $ (115,989)  $  (31,136)  $ (261,872)    $  (98,930)
                                     ===========  ===========  =============  =============

Net Loss per Common Share:
$
  Basic and diluted                  $        -   $        -   $        -     $        -
                                     ===========  ===========  =============  =============

Weighted Average Shares Outstanding:

  Basic and diluted                  97,962,131   46,962,131   97,962,131     46,958,235
                                     ===========  ===========  =============  =============

   See accompanying notes to the unaudited consolidated financial statements.

                     WHITEMARK HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Nine Months
                                                         Ended September 30,
                                                      --------------------------
                                                         2010          2009
                                                      ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                              $  (261,872)  $  (98,930)
Adjustments to reconcile net loss to net cash used in operating activities:

     Stock-based compensation                                   -           13

     Non-cash professional fee                             30,000            -

     Interest expense                                      30,000            -
Changes in assets and liabilities:

     Accounts payable                                      39,065       50,797

     Accrued salaries                                      45,001       45,000

     Accrued expenses                                       5,110            -
                                                      ------------  ------------

NET CASH USED IN OPERATING ACTIVITIES                    (112,696)      (3,120)
                                                      ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from convertible notes payable                 115,492            -

  Proceeds from related party advances,net                 (1,720)           -
                                                      ------------  ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 113,772            -
                                                      ------------  ------------


Net Increase (Decrease) in Cash                             1,076       (3,120)


Cash, Beginning of period                                   5,495        5,495
                                                      ------------  ------------

Cash, End of Period                                   $     6,571   $    2,375
                                                      ============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                              $         -   $        -
                                                      ============  ============
  Cash paid for income taxes                          $         -   $        -
                                                      ============  ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of convertible debt for future services    $    80,000   $        -
                                                      ============  ============
  Beneficial conversion feature related to
   convertible debt                                   $    80,000   $        -
                                                      ============  ============

   See accompanying notes to the unaudited consolidated financial statements.

                    WHITEMARK HOMES, INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements
                               September 30, 2010


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

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $261,872 and $112,696, respectively, for the nine months ended September 30, 2010 and a working capital deficiency, accumulated deficit, and a stockholders' deficit of $419,032, $27,753,984, and $419,032, respectively, at September 30, 2010. In addition, the Company is inactive as of September 30, 2010, currently has no operations or sources of revenue and is in default on certain promissory notes. . These conditions raise substantial doubt about the Company's ability to continue as a going concern The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan which involves identifying a merger with an operating company, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2010 and December 31, 2009.

Concentrations of Credit Risk
-----------------------------

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company maintains its cash in accounts with major financial institutions in the United States. Deposits in these banks may exceed the amounts of insurance provided on such deposits. As of September 30, 2010 and December 31, 2009, there was $6,571 and $5,495, respectively, held in an escrow account maintained by the Company's attorney and bank deposits did not exceed federally insured limits. Historically, the Company has not experienced any losses on our deposits of cash.

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

The Company applied the provisions of ASC 740-10-50, "Accounting For Uncertainty In Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2010 and December 31, 2009, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Advertising
-----------

Advertising is expensed as incurred. For the nine months ended September 30, 2010 and 2009, the Company did not incur advertising expenses.

Research and Development
------------------------

Research and development costs are expensed as incurred. For the nine months ended September 30, 2010 and 2009, the Company did not incur research and development costs.

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

                                Nine Months ended
                                  September 30,
                            ---------------------------
                                2010           2009
                            ------------   ------------
Convertible notes           146,619,367              -
                            ------------   ------------
Total                       146,619,367              -
                            ============   ============

These common stock equivalents may be dilutive in the future. The Company's authorized number of shares of common stock is limited to 100,000,000 common shares and 97,962,131 were outstanding at September 30, 2010; only 2,037,869 additional shares are authorized for issuance as of September 30, 2010.

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

The Convertible Note (and any accrued and unpaid interest) shall be convertible into shares of the Company's common stock from time to time, at the sole option of the Payee until such Note is paid in full, upon 5 days written notice from the Payee to the Company of the Payee's desire to convert the Convertible Note into shares of common stock at the rate of one share of the Company's common stock for each $0.001 owed to Payee pursuant to the Convertible Note. In connection with this Consulting Agreement, the Company recorded a prepaid expense of $80,000 which was amortized over the contract term. Accordingly, for the nine months ended September 30, 2010 and 2009, the Company recorded professional fees of $30,000 and $0, respectively. As of the date of this report this loan was in default.

Pursuant to ASC 470-20 and related topics, the Company evaluated whether a beneficial conversion feature exists by comparing the conversion price of the Convertible Note with the fair value of the common stock at the commitment date. In connection with the Convertible Note, the Company recorded a beneficial conversion since the conversion price was less than the fair market value of the common stock. The total beneficial conversion feature included in the $80,000 Convertible Note payable resulted in an initial debt discount of $80,000 to be amortized over the term of the notes with a credit to additional paid-in capital. For the nine months ended September 30, 2010 and 2009, the Company recorded interest expense for the amortization of the debt discount of $30,000 and $0, respectively.

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

At September 30, 2010 and December 31, 2009, convertible promissory notes consisted of the following:

                                       September   December
                                          30,         31,
                                      ------------------------
                                         2010         2009
                                      ------------  ----------
Convertible notes                     $  195,492    $       -
Less:   unamortized   discount  on       (50,000)           -
convertible note
                                      ------------  ----------
Convertible notes                     $  145,492    $       -
                                      ============  ==========

NOTE 3 - NOTES PAYABLE

On October 15, 2009, the Company entered into a note agreement with a third party company for $63,360. The note is unsecured, bears interest at 8.0% and was due on March 31, 2010. During the year ended December 31, 2009, the Company converted principal of $26,546 into 42,000,000 shares of the Company's common stock. At September 30, 2010 and December 31, 2009, the principal amount due under this note amounted to $36,814 and $36,814, respectively. The note is currently in default.

On December 8, 2009, the Company entered into a note agreement with an individual for $27,080 which was made to convert accounts payable to a note. The note is unsecured, bears interest at 8.0% and was due on March 31, 2010. At September 30, 2010 and December 31, 2009, the principal amount due under this note amounted to $27,080 and $27,080, respectively. The note is currently in default.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Parties
----------------------

The Company's chief executive officer, from time to time, provides advances to the Company for working capital purposes. At December 31, 2009 the Company had a payable to the chief executive officer of $1,720. This amount was paid in 2010 with no amounts due at September 30, 2010. These advances are short-term in nature, non-interest bearing and are included in due to related parties on the accompanying balance sheets.

NOTE 5 - STOCKHOLDERS' DEFICIT

Common Stock
------------

At September 30, 2010 and December 31, 2009, there are not enough authorized shares to cover the conversion of outstanding convertible promissory notes into the Company's common stock. (see Note 2)

NOTE 6 - MATERIAL CONTRACT

On October 2, 2008, the Company entered into a 36-month consulting agreement with a Company to provide management services to the Company. For services rendered the Company agreed to pay the consultant $60,000 per year. For the nine months ended September 30, 2010 and 2009, the Company recorded professional fees of $45,000 and $45,000, respectively and payments made to this consultant amounted to $27,732 and 0, respectively. At September 30, 2010 and December 31, 2009, amounts due to this consultant amounted to $59,794 and $42,526, respectively, and are included in accounts payable.

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

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2010, the Company's Principal Executive and Financial Officers evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officers concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


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