Form 10-Q
period 2012-03-31
WHITEMARK HOMES INC
filed 2012-11-09
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2012

☐ Transition Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number:    000-08301

WHITEMARK HOMES, INC.
(Exact name of registrant as specified in its charter)

Colorado	25-1302097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7350 S. Tamiami Trail, Suite 64
Sarasota, FL    34231
 (Address of principal executive offices, including Zip Code)

(941) 952-5885
(Issuer’s telephone number, including area code)

 (Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒    No ☐

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 97,962,131 shares of common stock as of October 26, 2012.

WHITEMARK HOMES, INC.
FORM 10-Q
March 31, 2012

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets:
Cash	$15,227	$5,380

Total Current Assets	15,227	5,380

Total Assets	$15,227	$5,380

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Convertible notes payable, net	$279,181	$207,492
Notes payable	63,894	63,894
Accounts payable	163,559	190,360
Accrued salaries	226,310	211,310
Accrued expenses	60,456	56,083

Total Current Liabilities	793,400	729,139

Total Liabilities	793,400	729,139

Stockholders' Deficit:
Common stock $.001 par value; 100,000,000 shares authorized;
97,962,131 and 97,962,131 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively	97,962	97,962
Additional paid-in capital	27,236,990	27,236,990
Accumulated deficit	(28,113,125)	(28,058,711)

Total Stockholders' Deficit	(778,173)	(723,759)

Total Liabilities and Stockholders' Deficit	$15,227	$5,380

See accompanying notes to the unaudited consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

REVENUES	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	15,000	15,000
Professional fees	27,826	25,761
Other general and administrative	2,015	-

Total Operating Expenses	44,841	40,761

LOSS FROM OPERATIONS	(44,841)	(40,761)

OTHER EXPENSE:
Interest expense	(9,573)	(13,823)

Total Other Expenses	(9,573)	(13,823)

NET LOSS	$(54,414)	$(54,584)

Net Loss per Common Share:
Basic and diluted	$-	$-

Weighted Average Shares Outstanding:
Basic and diluted	97,962,131	97,962,131

See accompanying notes to the unaudited consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,414)	$(54,584)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash professional fee	-	10,000
Interest expense	1,667	10,000
Changes in assets and liabilities:
Accounts payable	(26,801)	14,539
Accrued salaries	15,000	15,000
Accrued expenses	4,373	5,045

NET CASH USED IN OPERATING ACTIVITIES	(60,175)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	70,022	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,022	-

Net Increase in Cash	9,847	-

Cash, Beginning of period	5,380	5,495

Cash, End of Period	$15,227	$5,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

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

Basis of Presentation and Going Concern

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2011.  The accompanying unaudited consolidated financial statements for Whitemark Homes and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $54,414 and $60,175, respectively, for the three months ended March 31, 2012 and a working capital deficiency, accumulated deficit, and a stockholders’ deficit of $778,173, $28,113,125, and $778,173, respectively, at March 31, 2012. In addition, the Company was inactive as of March 31, 2012, currently has no operations or sources of revenue and is in default on certain promissory notes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan which involves identifying a merger with an operating company, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the 2012 and 2011 periods include the valuation of deferred tax assets and the valuation of the beneficial conversion features on convertible debt.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2012 and December 31, 2011.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk.  The Company maintains its cash in accounts with major financial institutions in the United States. Deposits in these banks may exceed the amounts of insurance provided on such deposits.  As of March 31, 2012 and December 31, 2011, there was $15,227 and $5,380, respectively, held in an escrow account maintained by the Company’s attorney and bank deposits did not exceed federally insured limits.  Historically, the Company has not experienced any losses on its deposits of cash.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company is governed by the tax laws of the United States. The Company utilizes ASC Topic 740, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in its financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2012 and December 31, 2011, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Advertising

Advertising is expensed as incurred. For the three months ended March 31, 2012 and 2011, the Company did not incur advertising expenses.

Research and Development

Research and development costs are expensed as incurred. For the three months ended March 31, 2012 and 2011 the Company did not incur research and development costs.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

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

	Three Months ended March 31,
	2012	2011
Convertible notes	260,921,818	162,494,357
Total	260,921,818	162,494,357

These common stock equivalents may be dilutive in the future. The Company’s authorized number of shares of common stock is limited to 100,000,000 common shares and 97,962,131 common shares were outstanding at March 31, 2012; only 2,037,869 additional shares are authorized for issuance as of March 31, 2012.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – CONVERTIBLE PROMISSORY NOTES

Convertible Promissory Note and Related Consulting Agreement

On January 1, 2010, the Company entered into a 24-month consulting agreement (the “Consulting Agreement”) with a Consultant for business development services. In connection with the consulting agreement, the Company agreed to pay the Consultant an aggregate of $80,000 which payment is evidenced by a convertible promissory note (the “Convertible Note”) in the amount of $80,000. The Consulting Agreement terminated on December 31, 2011. The convertible promissory note is unsecured and was due on the earlier of a) the date the Company raised $80,000 in a private placement of its common stock or entry into alternative loan agreements or b) January 1, 2012. This Convertible Note did not accrue any interest during the term of this Note, and until 5 business days after the Maturity Date stated above. Since the Convertible Note was not paid in full by the end of the fifth day following the Maturity Date, the Convertible Note now bears interest at the rate of 15% per annum, which interest  began accruing after such fifth day following the Maturity Date, until the Note is paid in full. Interest is computed on the basis of a 360-day year. The Convertible Note (and any accrued and unpaid interest) is convertible into shares of the Company’s common stock from time to time, at the sole option of the Payee until such Note is paid in full, upon 5 days written notice from the Payee to the Company of the Payee's desire to convert the Convertible Note into shares of common stock at the rate of one share of the Company’s common stock for each $0.001 owed to Payee pursuant to the Convertible Note.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

NOTE 2 – CONVERTIBLE PROMISSORY NOTES (continued)

Convertible Promissory Note and Related Consulting Agreement (continued)

In connection with this Consulting Agreement, the Company recorded a prepaid expense of $80,000 which was amortized over the contract term. Accordingly, for the three months ended March 31, 2012 and 2011, the Company recorded professional fees of $0 and $10,000, respectively.  Additionally, pursuant to ASC 470-20 and related topics, the Company evaluated whether a beneficial conversion feature exists by comparing the conversion price of the Convertible Note with the fair value of the common stock at the commitment date. In connection with the Convertible Note, the Company recorded a beneficial conversion since the conversion price was less than the fair market value of the common stock. The total beneficial conversion feature included in the $80,000 Convertible Note payable resulted in an initial debt discount of $80,000 to be amortized over the term of the notes with a credit to additional paid-in capital.  For the three months ended March 31, 2012 and 2011, the Company recorded interest expense for the amortization of the debt discount of $0 and $10,000, respectively. As of the date of this report this loan was in default.

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
March 31, 2012

NOTE 2 – CONVERTIBLE PROMISSORY NOTES (continued)

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

In January and February 2012, the Company entered into 4 convertible promissory note agreements with 2 third party companies for an aggregate amount of $55,022. These convertible notes are unsecured, bear interest at 9.0% per annum and are payable on demand. The Holder shall have the right, exercisable at any time from and after the date of issuance of these convertible promissory notes until the notes are fully paid, to convert the entire outstanding and unpaid principal of these note, in whole or in part,  upon  delivery of a notice of conversion into the Company's common stock at the conversion price which shall be the average of the lowest three (3) trading prices for the Company's common stock during the 20 trading day period ending one trading day prior to the conversion date, subject to adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations  and similar events relating to the Company's common stock. These arrangements represent a fixed monetary conversion value of $55,022 based on the variable share quantity to be issued.

In October 2012, in order to properly memorialize certain demand loans received and previously disclosed, effective on March 9, 2012, the Company entered into a convertible promissory note agreement with a third party company in the amount of $15,000. This convertible note is unsecured, bear interest at 9.0% per annum and is payable on or before December 31, 2012. The Holder shall have the right, exercisable at any time from and after the date of issuance of these convertible promissory notes until the notes are fully paid, to convert the entire outstanding and unpaid principal of these note, in whole or in part,  upon  delivery of a notice of conversion into the Company's common stock at the conversion price which shall be 90% of the average of the lowest three (3) closing prices for the Company's common stock during the 20 trading day period ending one trading day prior to the conversion date. Pursuant to ASB Topic 470-20-525 (Debt with conversion and other options), since the promissory note had a fixed conversion rate of 90% of the stock price, the Company determined it had a fixed maximum amount that can be settled for the debt. Accordingly, the Company accrued a put premium amount of $1,667 in this period since the debt is convertible at a fixed monetary amount of $16,667 and for the three months ended March 31, 2012, the Company recorded interest expense for this premium of $1,667.

At March 31, 2012 and December 31, 2011, convertible promissory notes consisted of the following:

	March 31,
	2012	2011
Convertible notes	$277,514	$207,492
Fixed monetary conversion put premium	1,667	-
Convertible notes	$279,181	$207,492

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

NOTE 3 – NOTES PAYABLE

On October 15, 2009, the Company entered into a note agreement with a third party company for $63,360. The note is unsecured, bears interest at 8.0% and was due on March 31, 2010.  During the year ended December 31, 2009, the Company converted principal of $26,546 into 42,000,000 shares of the Company’s common stock. At March 31, 2012 and December 31, 2011, the principal amount due under this note amounted to $36,814 and $36,814, respectively. The note is currently in default.

On December 8, 2009, the Company entered into a note agreement with an individual for $27,080 which was made to convert accounts payable to a note. The note is unsecured, bears interest at 8.0% and was due on March 31, 2010. At March 31, 2012 and December 31, 2011, the principal amount due under this note amounted to $27,080 and $27,080, respectively.  The note is currently in default.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

At March 31, 2012 and December 31, 2011, there were not enough authorized shares to cover the conversion of outstanding convertible promissory notes into the Company’s common stock (see Note 1 under “Net Loss per Share of Common Stock”).

NOTE 5 – MATERIAL CONTRACTS

On October 2, 2008, the Company entered into a 36-month consulting agreement with a consultant to provide management services to the Company.  For services rendered, the Company agreed to pay the consultant $60,000 per year. For the three months ended March 31, 2012 and 2011, the Company recorded professional fees of $0 and $15,000, respectively. At March 31, 2012 and December 31, 2011, amounts due to this consultant amounted to $109,934 and $119,794, respectively, and are included in accounts payable.

NOTE 6 - COMMITMENT

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

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
March 31, 2012

NOTE 7 – SUBSEQUENT EVENTS

Convertible Promissory Note

In October 2012, in order to properly memorialize certain demand loans received and previously disclosed, effective on June 21, 2012, the Company entered into a convertible promissory note agreement with a third party company in the amount of $25,000. This convertible note is unsecured, bear interest at 9.0% per annum and is payable on or before December 31, 2012. The Holder shall have the right, exercisable at any time from and after the date of issuance of these convertible promissory notes until the notes are fully paid, to convert the entire outstanding and unpaid principal of these note, in whole or in part,  upon  delivery of a notice of conversion into the Company's common stock at the conversion price which shall be 90% of the average of the lowest three (3) closing prices for the Company's common stock during the 20 trading day period ending one trading day prior to the conversion date. Pursuant to ASB Topic 470-20-525 (Debt with conversion and other options), since the promissory note had a fixed conversion rate of 90% of the stock price, the Company determined it had a fixed maximum amount that can be settled for the debt. Accordingly, the Company accrued a put premium amount of $2,778 in this period since the debt is convertible at a fixed monetary amount of $27,778 and the Company recorded interest expense for this premium of $2,778.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures.

           (a) The Company  maintains a system of controls and procedures  designed to ensure that  information  required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported,  within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated  and  communicated to the Company's  management, including its Principal  Executive and Financial  Officers, as appropriate  to allow timely decisions regarding required disclosure. As of March 31, 2012, the Company's Principal Executive and Financial Officers evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officers concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls.  There were no changes in the  Company's internal control over financial reporting during the quarter ended March 31, 2012, that materially  affected,  or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.       Legal Proceedings

    None

Item 1A.   Rick Factors

    Not applicable to smaller reporting companies.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

    None

Item 3.      Defaults Upon Senior Security

    We are in default on our convertible debt and notes payable as described elsewhere herein.

Item 4.      Mines Safety Disclosures

    Not applicable.

Item 5.      Other Information

    None

Item 6.      Exhibits.

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.
101	Interactive Data Files

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

WHITEMARK HOMES, INC.

October 26, 2012	By:	/s/ Barry Reese
Barry Reese, President and Principal Executive and Financial Officer