Form 10-Q
period 2012-06-30
WHITEMARK HOMES INC
filed 2012-11-09
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2012

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

WHITEMARK HOMES, INC.
FORM 10-Q
June 30, 2012

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets:
Cash	$15,000	$5,380
Prepaid expenses	3,775	-

Total Current Assets	18,775	5,380

Total Assets	$18,775	$5,380

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Convertible notes payable, net	$306,959	$207,492
Notes payable	63,894	63,894
Accounts payable	147,957	190,360
Accrued salaries	241,309	211,310
Accrued expenses	69,225	56,083

Total Current Liabilities	829,344	729,139

Total Liabilities	829,344	729,139

Stockholders' Deficit:
Common stock $.001 par value; 100,000,000 shares authorized;
97,962,131 and 97,962,131 shares issued and outstanding at
June 30, 2012 and December 31, 2011, respectively	97,962	97,962
Additional paid-in capital	27,236,990	27,236,990
Accumulated deficit	(28,145,521)	(28,058,711)

Total Stockholders' Deficit	(810,569)	(723,759)

Total Liabilities and Stockholders' Deficit	$18,775	$5,380

See accompanying notes to the unaudited consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Compensation and related benefits	15,000	15,000	30,000	30,000
Professional fees	5,850	25,633	33,676	51,394
Other general and administrative	-	-	2,015	-

Total Operating Expenses	20,850	40,633	65,691	81,394

LOSS FROM OPERATIONS	(20,850)	(40,633)	(65,691)	(81,394)

OTHER INCOME (EXPENSES):
Interest expense	(11,546)	(13,866)	(21,119)	(27,689)

Total Other Income (Expenses)	(11,546)	(13,866)	(21,119)	(27,689)

NET LOSS	$(32,396)	$(54,499)	$(86,810)	$(109,083)

Net Loss per Common Share:
Basic and diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding:
Basic and diluted	97,962,131	97,962,131	97,962,131	97,962,131

See accompanying notes to the unaudited consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,810)	$(109,083)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash professional fee	-	20,000
Interest expense	4,445	20,000
Changes in assets and liabilities:
Prepaid expenses	(3,775)	-
Accounts payable	(42,403)	30,172
Accrued salaries	29,999	30,000
Accrued expenses	13,142	8,911

NET CASH USED IN OPERATING ACTIVITIES	(85,402)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	95,022	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	95,022	-

Net Increase in Cash	9,620	-

Cash, Beginning of period	5,380	5,380

Cash, End of Period	$15,000	$5,380

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $86,810 and $85,402, respectively, for the six months ended June 30, 2012 and a working capital deficiency, accumulated deficit, and a stockholders’ deficit of $810,569, $28,145,521, and $810,569, respectively, at June 30, 2012. In addition, the Company was inactive as of June 30, 2012, currently has no operations or sources of revenue and is in default on certain promissory notes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan which involves identifying a merger with an operating company, raise additional capital, and generate revenues. Currently, management is seeking capital to implement its business plan.   Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2012 and December 31, 2011.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk.  The Company maintains its cash in accounts with major financial institutions in the United States. Deposits in these banks may exceed the amounts of insurance provided on such deposits.  As of June 30, 2012 and December 31, 2011, there was $15,000 and $5,380, respectively, held in an escrow account maintained by the Company’s attorney and bank deposits did not exceed federally insured limits.  Historically, the Company has not experienced any losses on its deposits of cash.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in its financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2012 and December 31, 2011, management believes the Company had no material uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Advertising

Advertising is expensed as incurred. For the six months ended June 30, 2012 and 2011, the Company did not incur advertising expenses.

Research and Development

Research and development costs are expensed as incurred. For the six months ended June 30, 2012 and 2011 the Company did not incur research and development costs.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

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

	Six Months ended June 30,
	2012	2011
Convertible notes	251,601,516	147,936,529
Total	251,601,516	147,936,529

These common stock equivalents may be dilutive in the future. The Company’s authorized number of shares of common stock is limited to 100,000,000 common shares and 97,962,131 common shares were outstanding at June 30, 2012; only 2,037,869 additional shares are authorized for issuance as of June 30, 2012.

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
June 30, 2012

NOTE 2 – CONVERTIBLE PROMISSORY NOTES (continued)

Convertible Promissory Note and Related Consulting Agreement (continued)

In connection with this Consulting Agreement, the Company recorded a prepaid expense of $80,000 which was amortized over the contract term. Accordingly, for the six months ended June 30, 2012 and 2011, the Company recorded professional fees of $0 and $20,000, respectively.  Additionally, pursuant to ASC 470-20 and related topics, the Company evaluated whether a beneficial conversion feature exists by comparing the conversion price of the Convertible Note with the fair value of the common stock at the commitment date. In connection with the Convertible Note, the Company recorded a beneficial conversion since the conversion price was less than the fair market value of the common stock. The total beneficial conversion feature included in the $80,000 Convertible Note payable resulted in an initial debt discount of $80,000 to be amortized over the term of the notes with a credit to additional paid-in capital.  For the six months ended June 30, 2012 and 2011, the Company recorded interest expense for the amortization of the debt discount of $0 and $20,000, respectively. As of the date of this report this loan was in default.

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
June 30, 2012

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

In October 2012, in order to properly memorialize certain demand loans received and previously disclosed, effective on March 9, 2012 and on June 21, 2012, the Company entered into two convertible promissory note agreements with a third parties company in the amount of $15,000 and $25,000, respectively. These convertible notes are unsecured, bear interest at 9.0% per annum and are payable on or before December 31, 2012. The Holders shall have the right, exercisable at any time from and after the date of issuance of these convertible promissory notes until the notes are fully paid, to convert the entire outstanding and unpaid principal of these note, in whole or in part,  upon  delivery of a notice of conversion into the Company's common stock at the conversion price which shall be 90% of the average of the lowest three (3) closing prices for the Company's common stock during the 20 trading day period ending one trading day prior to the conversion date. Pursuant to ASB Topic 470-20-525 (Debt with conversion and other options), since the promissory notes had a fixed conversion rate of 90% of the stock price, the Company determined it had a fixed maximum amount that can be settled for the debt. Accordingly, the Company accrued a put premium amount of $4,445 in this period since the debt is convertible at a fixed monetary amount of $44,445  and for the six months ended June 30, 2012, the Company recorded interest expense for the premium of $4,445.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

NOTE 2 – CONVERTIBLE PROMISSORY NOTES (continued)

At June 30, 2012 and December 31, 2011, convertible promissory notes consisted of the following:

	June 30,	December 31,
	2012	2011
Convertible notes	$302,514	$207,492
Fixed monetary conversion put premium	4,445	-
Convertible notes	$306,959	$207,492

NOTE 3 – NOTES PAYABLE

On October 15, 2009, the Company entered into a note agreement with a third party company for $63,360. The note is unsecured, bears interest at 8.0% and was due on March 31, 2010.  During the year ended December 31, 2009, the Company converted principal of $26,546 into 42,000,000 shares of the Company’s common stock. At June 30, 2012 and December 31, 2011, the principal amount due under this note amounted to $36,814 and $36,814, respectively. The note is currently in default.

On December 8, 2009, the Company entered into a note agreement with an individual for $27,080 which was made to convert accounts payable to a note. The note is unsecured, bears interest at 8.0% and was due on March 31, 2010. At June 30, 2012 and December 31, 2011, the principal amount due under this note amounted to $27,080 and $27,080, respectively.  The note is currently in default.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

At June 30, 2012 and December 31, 2011, there were not enough authorized shares to cover the conversion of outstanding convertible promissory notes into the Company’s common stock. (see Note 1 under “Net Loss per Share of Common Stock”).

NOTE 5 – MATERIAL CONTRACTS

On October 2, 2008, the Company entered into a 36-month consulting agreement with a consultant to provide management services to the Company.  For services rendered, the Company agreed to pay the consultant $60,000 per year. For the six months ended June 30, 2012 and 2011, the Company recorded professional fees of $0 and $30,000, respectively. At June 30, 2012 and December 31, 2011, amounts due to this consultant amounted to $109,934 and $119,794, respectively, and are included in accounts payable.

WHITEMARK HOMES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
June 30, 2012

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

Item 4.  Controls and Procedures.

     (a) The Company  maintains a system of controls and procedures  designed to ensure that  information  required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported,  within time periods specified in the SEC's rules and forms and to ensure that information  required to be disclosed by the Company  in the  reports  that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal  Executive and Financial  Officers, as appropriate  to allow timely decisions regarding required disclosure. As of June 30, 2012, the Company's Principal Executive and Financial Officers evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officers concluded that the Company's disclosure controls and procedures were effective

     (b) Changes in Internal Controls.  There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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