Form 10-K/A
period 2011-12-31
WHITEMARK HOMES INC
filed 2012-11-13
CIK 42284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As of February 21, 2012 there were 97,962,131 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

Whitemark Homes, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on May 9, 2012 (the “Form 10-K”), for the sole purpose to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15.    EXHIBITS

Reference

Exhibit Number	Description	Reference
3.i.1	Articles of Incorporation	(1)
3.i.2	Articles of Amendment dated May 3, 1999	(1)
3.i.3	Articles of Amendment dated March 29, 2010	(2)
3(ii)	By-Laws	(3)
10.1	Reese Employment Agreement	(3)
31.1	Section 302 Certification - Chief Executive Officer / Chief Financial Officer	(3)
32.1	Section 1350 Certification - Chief Financial Officer	(3)
101	Interactive Data Files	*

(1)	Incorporated by Reference from Form 10-SB filed December 1, 2000
(2)	Incorporated by Reference from Form 8-K filed on April 4, 2010
(3)	Incorporated by Reference from Form 10--K filed May 9, 2012
*	Filed Herewith

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Whitemark Homes, Inc.

Date: November 9, 2012	By:	/s/ Barry Reese
President / Chief Executive Officer / Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:	/s/ Barry Reese
Name:	Barry Reese
Title:	Principal Executive Officer, Principal Financial and Accounting Officer and Director
Date:	November 9, 2012